Form 10QSB
period 2007-06-30
3DICON CORP
filed 2007-08-17
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER               331-143761

3DIcon Corporation
(Name of small business issuer in its charter)

Oklahoma	73-1479206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7507 S. Sandusky
Tulsa, OK 74136
(Address of principal executive offices)

Issuer’s Telephone Number: (918) 492-5082

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2007, the issuer had 114,010,909 outstanding shares of Common Stock, $.0002 par value per share.

Transitional Small Business Disclosure Format  (check one):      Yes ☐  No ☒

3DICON CORPORATION
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
3DIcon CORPORATION
(A Development Stage Company)

June 30, 2007
(Unaudited)

CONTENTS

Balance Sheet as of June 30, 2007 (Unaudited)	4

Statements of Operations for the three and six months ended June 30, 2007 and 2006 and from inception (January 1, 2001) to June 30, 2007 (Unaudited)	5

Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and from inception (January 1, 2001) to June 30, 2007 (Unaudited)	6

Notes to Financial Statements, June 30, 2007 (Unaudited)	7

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEET
June 30, 2007
(Unaudited)

June 30,
Assets	2007
Current assets:
Cash	$227,951
Prepaid expenses	22,609

Total current assets	250,560

Property and equipment, net	4,561
Debt issue costs, net	159,300

Total assets	$414,421

Liabilities and Shareholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$855,000
Accounts payable	555,529
Note payable - related party	192,500
Accrued interest on debentures	10,879

Total current liabilities	1,613,908

Convertible debentures payable, less current maturities	215,000
Accrued interest on debentures	4,202
219,202

Total liabilities	1,833,110

Shareholders' deficiency:
Common stock; $.0002 par, 250,000,000 shares authorized; 110,350,959 shares issued and outstanding	22,070
Additional paid-in capital	3,757,880
Deficit accumulated during development stage	(5,198,639)

Total shareholders' deficiency	(1,418,689)

Total liabilities and shareholders deficiency	$414,421

The accompanying notes are an integral part of these financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three and Six months ended June 30, 2007and 2006 and period
from inception (January 1, 2001) to June 30, 2007

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Inception to June 30, 2007
Income:
Sales	$-	$-	$-	$-	$-

Expenses:
Research and development	316,277	-	420,888	240,355	909,759
General and administrative	471,061	284,964	1,271,712	442,661	4,221,856
Interest	23,462	2,277	36,506	7,929	67,024

Total expenses	810,800	287,241	1,729,106	690,945	5,198,639

Net loss	$(810,800)	$(287,241)	$(1,729,106)	$(690,945)	$(5,198,639)

Loss per share:
Basic and diluted	$(.008)	$(.003)	$(.017)	$(.008)

Weighted average shares outstanding,
Basic and diluted	107,300,549	89,095,434	103,547,990	82,596,532

The accompanying notes are an integral part of these financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Six months ended June 30, 2007 and 2006 and period
from inception (January 1, 2001) to June 30, 2007
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Inception to June 30, 2007
Cash Flows from Operating Activities
Net loss	$(1,729,106)	$(690,945)	$(5,198,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Options and stock issued for services	631,000	102,988	1,273,323
Asset impairment	-	—	292,202
Accrued interest converted to stock	27,165	—	27,165
Depreciation	563	—	915
Amortization of deferred debenture cost	23,802	—	23,802
Change in:
Prepaid expenses and other assets	35,052	3,451	(69,544)
Accounts payable and accrued liabilities	167,025	(55,650)	599,610
Net cash used in operating activities	(844,499)	(640,156)	(3,051,166)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(314)	(1,882)	(5,476)
Net cash used in investing activities	(314)	(1,882)	(5,476)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales and exercise of warrants	124,000	532,723	1,598,250
Proceed from related party loan	192,500	—	192,500
Increase in deferred debenture cost	(136,167)		(136,167)
Proceeds from issuance of debentures	690,000	—	1,630,000
Net cash provided by financing activities	870,333	532,723	3,284,583

Net increase (decrease) in cash	25,520	(109,315)	227,941
Cash, beginning of period	202,431	147,371	10

Cash, end of period	$227,951	$38,056	$227,951

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock	$410,000	$—	$560,000

The accompanying notes are an integral part of these financial statements

3DIcon CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006 and period
from Inception (January 1, 2001) to June 30, 2007

Note 1 - Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the previously filed SB-2. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007, and the statements of its operations for the three and six months periods ended June 30, 2007 and 2006 and the period from inception (January 1, 2001) to June 30, 2007, and cash flows for the six-month periods ended June 30, 2007 and 2006, and the period from inception (January 1, 2001) to June 30, 2007, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Use of estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has no source of revenue to fund the development of its planned product or to pay operating expenses. This has resulted in the Company realizing a cumulative net loss of $5,198,639 for the period from inception (January 1, 2001) to June 30, 2007. The Company is currently in default of its obligations under its Sponsored Research Agreement (SRA), (Note 3). The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 1 - Uncertainties and Use of Estimates (continued)

Management plans to fund the future operations of the Company with the proceeds from exercise of stock warrants of up to $310,000 in 2007 and $70,000 in 2008. Further, the Company has negotiated funding from Golden Gate Investors, Inc. (see Note 4) and is continuing to pursue additional capitalization through Rule 144 stock sales, debentures, and other venture capital investments.

Note 2 - Recent Accounting Pronouncements

The following are summaries of recent accounting pronouncements that are relevant to the Company:

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 beginning January 1, 2007, as required, with no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial condition and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. SFAS No. 159 is not expected to significantly impact the Company’s financial statements.

Note 3 - Commitments and Contingencies

On February 23, 2007 the Company entered into a SRA with the University (Phase III) which expires March 31, 2010. Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies. The Company will pay the University $3,468,595, payable in monthly installments ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010.  As of June 30,2007, the Company has not paid the April, May, or June 2007 payments.

3DIcon has a consulting agreement with Concordia Financial Group. Concordia will assist the Company by reviewing and evaluating Company’s plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company from time to time, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Performance by consultant additionally includes advising with respect to effective registration of offerings of Company securities and listing of the Company on the OTC Bulletin Board, advising with respect to the management team, assisting the Company in the development of near- and long-term budgets and marketing strategies and plans and assisting in presentations related to the above services.

For its services under the agreement, in addition to cash compensation, Concordia will receive options to purchase common stock. In January 2007, Concordia was issued options to purchase 2,500,000 shares at $.05 per share. The options issued were valued at $575,000 and were charged to operations in the first quarter of 2007. (See Note 6)

Note 4 - Debentures Payable

Debentures payable consist of the following:

June 30, 2007
Senior Convertible Debentures:
9.75% Debenture due 2008	$700,000
6.25% Debentures due 2009	115,000
4.75% Debentures due 2011	100,000
915,000
8.00% Unsecured Debentures due 2007	155,000

Total Debentures	1,070,000
Less - Current Maturities	(855,000)
Long-term Debentures	$215,000

Note 4 - Debentures Payable (continued)

The company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. ("Golden Gate") on November 3, 2006, as amended on December 15, 2006 and February 6, 2007, for the sale of a 6.25% convertible debenture in the principal amount of $1,250,000.  The company agreed to file a registration statement with the SEC for the resale of the common stock underlying the debenture.  (See Note 6 for subsequent events related to the debenture).

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company filed a registration statement with the SEC within three days of closing for the resale of the common stock underlying the initial $1.25 million 6.25% convertible debenture.

The 9.75% debenture may be converted, at Golden Gate’s option, in whole or in part, into restricted shares of the Company’s common stock. The conversion price will be $0.28 until the earlier of, the Company’s shares trading on the OTC Bulletin Board, which occurred July 25, 2007, or other trading market that the SEC recognizes as a trading market, or January 1, 2008.  Subsequently, the conversion price is equal to 72% of the average of the five lowest volume weighted average prices for the common stock for the 20 trading days prior to the conversion date. The convertible debenture matures June 11, 2008; subject to an option held by Golden Gate to extend the maturity for one period of six months. Interest on the convertible debenture is payable monthly in cash.

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the following events shall accelerate the maturity date of the debenture, and all outstanding principal and accrued and unpaid interest along with $250,000 in liquidated damages, all becoming immediately due and payable:

1.
The Registration Statement for the November 3, 2006 6 ¼ % debentures with Golden Gate and the November 3, 2006 $100,000 debenture with Golden Gate is not filed within 3 days of the closing of this transaction; and is not effective by September 14, 2007.

2.	The common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share; or

3.	Any scheduled monthly payment of interest under the debenture is more than one day late.

The Company is in compliance with the three provisions above. The debenture is secured by the pledge of 11 million shares of common stock held by affiliates in the Company (the “Pledged Shares”). Such shares shall have been held by the Pledgors for a period of not less than two years. In the event of a default and the Company has not repaid all outstanding principal and accrued and unpaid interest, along with the liquidated damages of $250,000 within one day of default, Golden Gate shall have the right to immediately sell the Pledged Shares in satisfaction of any amounts of principal and interest owing under the debenture. Golden Gate shall only sell such amount of Pledged Shares to satisfy any principal and accrued interest, along with $250,000 in liquidated damages and shall return unsold shares to the Pledgors.

Note 4 - Debentures Payable (continued)

Unsecured debentures payable

During the third quarter of 2006 the Company authorized the issuance of unsecured convertible debentures aggregating $800,000. As of June 30, 2007 the Company has issued $430,000 of these debentures at par value for cash. The debentures bear interest at 8% per annum and were due no later than March 31, 2007. At June 30, 2007, the Company was in default with respect to the unsecured debentures. As a result of the default, the debentures were due in cash on the demand of the holders, but could be converted into common stock at a per share conversion price of $0.05 at the request of the holders at anytime. During the second quarter of 2007, $275,000 of the debentures were converted into 5,500,000 shares. (See note 6)

Note 5 - Common Stock and Paid-In Capital

As of June 30, 2007, there remain warrants outstanding to purchase 6,400,000 shares of common stock at $.05 per share expiring at various dates remaining in 2007, and warrants outstanding to purchase 1,400,000 shares of common stock at $.05 per share expiring at various dates throughout 2008 pertaining to this sale of stock.

Options Granted

On April 27, 2007, the Company granted its three Directors 1,500,000 options, each receiving 500,000 options, exercisable at $.40 per share. In the first quarter of 2007 options to purchase up to 2,500,000 shares at $0.05 were issued for consulting services. The Company recognized $575,000 of expense based on a value of $0.23 per share.

Note 6 - Subsequent Events

Debentures redeemed (Note 4)
Subsequent to June 30, 2007, $150,000 of the 8% unsecured debentures payable due 2007 were converted into 3,000,000 shares of common stock, leaving a remaining balance of $5,000 debenture payable which is convertible into 100,000 common shares.

Under the terms of the Purchase Agreement, Golden Gate advanced an additional $10,000 and converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007 at $0.35 per share.

Additional Funds Advanced by Golden Gate
Pursuant to the Securities Purchase Agreement, and subsequent to June 30, 2007, Golden Gate provided the Company with an additional $312,500 of debenture funding upon effectiveness of the registration statement. In addition, Golden Gate placed the sum of $633,750 in escrow. Such funds shall be disbursed to the Company at a rate of $200,000 per month beginning in September 2007.

Additional Funds Advanced by Shareholder
Subsequent to June 30, 2007 an additional $80,000 was advanced by a shareholder which increased the note payable to $272,500.

Note 6 - Subsequent Events (continued)

Stock Incentive Plan
In August 2007 the Company established the 3DIcon Corporation 2007 Incentive Stock Plan (the "Plan").  The plan is designed to (i) retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company and (ii) to retain selected consultants who will accept options in lieu or partially in lieu of cash compensation. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed eight million (8,000,000) shares.

Independent Consultant Agreement
The Company signed an Independent Consultant Agreement with Concordia Financial Group (“Concordia”) on August 7, 2007 to memorialize an oral agreement for consultant services that Concordia has performed since November 16, 2005, and will perform through October 31, 2007. Under the terms of the agreement the Company will pay a monthly fee of $24,820 on August 31, September 30 and October 31, 2007 totaling $74,460. As additional consideration for business strategy consulting services, the Company shall grant Concordia options to purchase Company stock for an exercise price of $0.05 per share as follows:

(a)	Between January 1, 2007 and March 31, 2007, the option to purchase 2.5 million shares of company stock, which shares were issued in the first quarter of 2007. (see Note 3); and

(b)	Between June 1, 2007 and October 31, 2007, the option to purchase 2.5 million shares of Company stock

The agreement terminates on October 31, 2007.

Over the Counter Bulletin Board
The Company began trading on the Over the Counter Bulletin Board on July 25, 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND PLAN OF OPERATIONS AS OF JUNE 30, 2007

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may”, “will”, “potential”, “opportunity”, “believes”, “belief”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Overview

We are engaged in the development of 360o volumetric imaging and display technology, specifically in the areas identified by the initial in-depth investigation conducted by the University of Oklahoma (“OU” or the “University”). The identified areas are two major complementary areas of technology that comprise the spectrum of the solution and application (1) a means of recording 3D objects as digital holographic data elements (capture); and (2) a means of reconstructing and displaying the 3D images (display).

Based on the investigation as well as review of existing patents and technologies, it was concluded that the area of 3-D image capture and recording had multiple solutions and technologies that adequately served the market. Therefore our primary area of focus is to develop products and intellectual property in the reconstruction and display of 3D images where we see the most opportunity. We aim to establish strategic partnerships with the assignees or license holders of existing 3D recording technologies as well as integrate our technologies with existing solutions.

The existing products reviewed can generally be broken down into two broad categories: stereoscopic - those that use multi-layer/element flat-panels to implement 3D displays, and those that implement volumetric 3D displays. The flat-panel approaches, as previously noted, do not support 3DIcon’s planned embodiment of the technology. However, the application space of volumetric 3D displays supports 3DIcon’s vision and appears to offer major opportunities for further technology development and creation of intellectual property through OU, to which 3DIcon will have exclusive rights.

The research team at OU has been working to integrate open source image capture applications as well as to establish 3D image capture systems. We will continue to engage in product research and development both directly related to the display as well as by-product technologies.

Current Activities and Operations

Currently we are pursuing the research and development of volumetric 3-D display technology through the Sponsored Research Agreement (SRA) with the University of Oklahoma (OU). Our efforts are focused on two technological approaches:

(a)	Swept Volume Display Technology

(b)
An alternate approach to the volumetric display in which certain media, such as nano-particles in a transparent or semi-transparent medium to produce an innovative volumetric “projection screen”. This, in addition to existing and rapidly evolving image projection technologies, such as DLP technology from Texas Instruments, are being innovatively incorporated to produce full-color, full-motion 3D visualization, and in harmony with 3DIcon’s vision for product development.

We have expanded the scope of the initial SRA with OU to include the research and prototype development of the volumetric displays using nanotechnology.

The OU team has made significant progress toward development of a proof-of-concept prototype for the Swept Volume Display and we expect to see the first proof-of-concept prototype displaying 3-D images by the second half of 2007.

Under the scope of the revised SRA, OU has assigned a second multi-disciplinary team to focus on the development of light sensitive nano-materials, the medium for dispersion of the nano-materials and the optics using digital micro-mirror devices including the controls thereof.

Progress on Research and Development Activities

Under the aegis of the SRA, the University has filed the following Utility Patent Application. The Utility Patents have been converted and consolidated from the previously filed Provisional Applications.

Description of Patent Application as filed	Provisional US Patent File No.	Description of Utility Patent Application Filing	Utility Patent File No.	Date of Filing

Swept Volume Display		Swept Volume Display	US 11/528.306	9/27/2006

Colorful Translation Light Surface 3D Display	US 60/794,901	Light Surface Display for Rendering Three-Dimensional Image (Combined)	US 11/789.767	4/25/2007
Colorful Translation 3D Volumetric Display	US 60/796,249
3D Light Surface Display	US 60/854,557

Volumetric Liquid Crystal Display	US 60/794,903	Volumetric Liquid Crystal Display for Rendering Three-Dimensional Image (Combined)	US 11/789,674	4/25/2007
Volumetric Liquid Crystal Display	US 60/877,404

Computer System Interaction with DMD	US 60/898,008	Utility Patent Application to be filed		1/29/2007

Further, we are taking steps to explore areas that may be related to assist in the protection of intellectual property assets. In addition, we have begun the process of applying for trademarks related to our 3-D technologies.

Our research and development objectives for the 2007 calendar year are as follows. The work will mainly be done by researchers, students and faculty at the University with oversight by 3DIcon personnel:

I. Phase I Swept Volume Display
•	Provide 2nd proof-of-concept prototype with LEDs by mid 2007;
•	Investigate alternate image pane technologies (3 Color LED; OLED) by September 1;
•	If 3-color LED prototype is not satisfactory, develop new prototype by December 1

II. Phase II Static Volumetric Display
•	Develop single-color prototype and solve alignment issues;
•	Develop Software;
•	Develop multicolor prototype (materials dependent);
•	Provide prototype demonstration in the summer of 2007.

III. Nanomaterials - in support of Phase II Static Volume Display
•	Identify and synthesize further optical up conversion nano-sized materials;
•	Synthesize and optimize aero gels or near transparent projection materials;
•	Embed light-emitting nano-particles;
•	Test 2-photon materials;

•	Investigate encapsulating materials;
•	Synthesize quantum dots, tune, and characterize quantum dots.

IV. Image Capture
•	Image capture survey;
•	Develop conversion/translation software;
•	Continue with investigation of integral imaging techniques.

Hiring of Senior Management Officer

On May 01, 2007 the Company hired Mr. Vivek Bhaman as President and Chief Operating Officer. Mr. Bhaman has over 15 years of global experience, including experience with start-up and development companies in the high technology fields. The employment contract is valid for a period of one year and is renewable at the end of the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND THE SIX MONTHS ENDED JUNE 30, 2007

Revenue

None of our technology has advanced to the point where a production decision can be made. As a consequence, we have had no sales or revenues to date.

Research and Development Expenses

Our research and development expenses were $316, 277 for the three months ended June 30, 2007 as compared to $0 for the three months ended June 30, 2006. Our research and development expenses were $420,888 for the six months ended June 30, 2007 as compared to $240,355 for the six months ended June 30, 2006. The increase resulted directly from the inception of the Sponsored Research Agreement with the University of Oklahoma.

General and Administrative Expenses

Our general and administrative expenses were $471,061 for the three months ended June 30, 2007 as compared to $284,964 for the three months ended June 30, 2006. Our general and administrative expenses for the six months ended June 30, 2007 were $1,271,712 as compared to $442,661 for the six months ended June 30, 2006. The increase in general and administrative expenses resulted from an increase in legal fees associated with certain lawsuits, our SEC filings and financing transactions; an increase in accounting and auditing expenses as a result of our quarterly reviews and audit; and an increase in consulting expenses associated with business strategy and the establishment of our management team.

Interest Expense

Interest expense for the three months ended June 30, 2007 was $23,462 as compared to $2,277 for the three months ended June 30, 2006. Interest expense for the six months ended June 30, 2007 was $36,506 as compared to $7,929 for the six months ended June 30, 2006. The increase in interest expense resulted from increases in the amounts outstanding on our convertible debentures.

Financial Condition, Liquidity and Capital Resources

We have undertaken a review of operations and have taken measures to reduce our cash-burn projection for the next 12-month period. Currently we project the 12-month operating budget is expected to be approximately $2,600,000. This is a significant reduction from the earlier projected $3,500,000. The operating budget consists of the following expenses:

•
Research and development expenses pursuant to our Sponsored Research Agreement with the University of Oklahoma. This includes development of an initial demonstrable prototype and a second prototype with Phase II technology;

•	Operating expenses: salaries; insurance; investor related expenses; rent; travel etc.
•	Hiring executive officers for operations and finance
•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection;

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2006, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

The Company has been actively engaged in efforts to raise additional capital through sale of stock as well as instruments of debt to fund our ongoing research and operational costs. Management expects to continue to seek sources of capital from financial institutions as well as private capital. Additionally, we intend to explore the possibility of acquiring research funding from the government.

As of June 30, 2007, our accounts payable totaled $555,529 and we had a working capital deficit of $1,363,348. We will need to obtain additional capital in order to sustain our operations beyond June 30, 2007. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

On November 1, 2006, we modified the SRA to provide $125,259 additional funding, extend the term of the agreement through March 31, 2007, and revise the payment schedule to combine the July 15, 2006 remaining balance due of $226,792 with the additional funding into a revised payment schedule. Under the terms of the agreement, we agreed to pay the combined remaining obligation of $352,051 in four equal monthly installments of $88,013 on December 31, 2006 through March 31, 2007.

On February 23, 2007 we entered into a SRA with the University (Phase III) which expires March 31, 2010. Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies. The Company will pay the University $3,468,595 payable in monthly installment ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010.

Financings

Secured Debentures Payable

We issued convertible debentures aggregating $160,000 during 2005 and issued an additional $125,000 during 2006 at par value for cash. The debentures bear interest at 8% per annum, and are due no later than December 31, 2007. The Company may prepay without penalty all of the outstanding principal amount and accrued interest. Upon receiving notice of our intent to prepay, holders of the debentures may convert the principal amount due to common stock at the rate of one share of common stock for each $.05 of principal amount converted. Upon conversion, we will be required to pay all accrued interest. During 2007 and the year ended December 31, 2006 debentures totaling $125,000 and $160,000 were converted to 5,700,000 shares of common stock, which redeemed all of these debentures.

Unsecured debentures payable

During the third quarter of 2006 we authorized the issuance of unsecured convertible debentures aggregating $800,000. As of December 31, 2006 we had issued $430,000 of these debentures at par value for cash. The debentures bear interest at 8% per annum, are convertible to common shares at $0.40 per share and were due no later than March 31, 2007. At our option, interest may be paid in cash or common stock, valued at the bid price on the day immediately prior to the date paid. The unsecured debentures payable required that a registration statement be filed and declared effective no later than March 01, 2007. As a registration statement was not declared effective as of March 01, 2007, we were in default and the debentures were eligible for conversion at $0.05 per share. Since March 01, 2007 $275,000 has been converted to 5,500,000 shares at $0.05 per share leaving a balance of $155,000 which was eligible for conversion to 3,100,000 shares at $0.05 per share. Subsequent to June 30, 2007 $150,000 was converted into 3,000,000 shares leaving $5,000 outstanding, which is convertible into 100,000 shares.

Golden Gate Debentures

On November 3, 2006, we issued two 6 ¼% convertible debentures to Golden Gate Investors, Inc. (“Golden Gate”) in the principal amount of $1,250,000 and $100,000. At closing Golden Gate provided us with $225,000.  Subsequent to June 30, 2007, Golden Gate provided the Company with and additional $312,500 of debenture funding upon effectiveness of the registration statement.  In addition, Golden Gate placed the sum of $633,750 in escrow.  Such funds shall be disbursed to the company at a rate of $200,000 per month beginning in September 2007.  Golden Gate converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007.

The $100,000 debenture bears interest at 6 ¼ %, matures five years from the date of issuance, and is convertible into our common stock, at Golden Gate’s option. The $100,000 convertible debenture is convertible into the number of our shares of common stock equal to the dollar amount of the debenture divided by the conversion price. The conversion price for the $100,000 convertible debenture is $.35 per share until the earlier of January 1, 2008 or the date the common stock is quoted on the NASDAQ or a national securities exchange and thereafter, the lesser of (i) $4.00, (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion (the 80% figure is known as the “Discount Multiplier”). If Golden Gate elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $1.00, 3DIcon shall have the right to prepay that portion of the debenture that Golden Gate elected to convert, plus any accrued and unpaid interest, at 135% of such amount. The $1.00 figure shall be adjusted, on the date that is one year after the closing date and every six months thereafter (“Adjustment Dates”), to a price equal to 65% of the average of the current market prices for the fifteen Trading Days prior to each Adjustment Date.

In connection with the $100,000 debenture, we issued to Golden Gate warrants to purchase 1,000,000 shares of our common stock at an exercise price of $10.90.

The $1.25 million debenture bears interest at 6 ¼ %, matures three years from the date of issuance, and is convertible into our common stock, at Golden Gate’s option. The $1.25 million convertible debenture is convertible into the number of our shares of common stock equal to the dollar amount of the debenture divided by the conversion price. The conversion price for the $1.25 million convertible debenture is $.35 per share until the common stock is quoted on the OTC Bulletin Board or otherwise trading on the NASDAQ or a national securities exchange and thereafter, the lesser of (i) $2.00, (ii) 70% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion (the 70% figure is known as the “Discount Multiplier”). If Golden Gate elects to convert a portion of the $1.25 million debenture and, on the day that the election is made, the volume weighted average price is below $0.75, 3DIcon shall have the right to prepay that  portion of the debenture that Golden Gate elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

Interest on our at 6 ¼ % convertible debentures is payable monthly in cash or, at Golden Gate’s option, in shares of common stock of the Company valued at the then applicable conversion price.

Golden Gate Bridge Finance
To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company agreed to file a registration statement with the SEC within three days of closing for the resale of the common stock underlying the initial $1.25 million convertible debenture. Such registration statement was filed with the SEC on June 14, 2007.

The debenture may be converted, at Golden Gate’s option, in whole or in part, into restricted shares of the Company’s common stock. The conversion price will be $0.28 until the earlier of, our shares trading on the OTC Bulletin Board or other trading market that the SEC recognizes as a trading market, or January 1, 2008.  Subsequently, the conversion price is equal to 72% of the average of the five lowest volume weighted average prices for the common stock for the 20 trading days prior to the conversion date. The convertible debenture matures June 11, 2008; subject to an option held by Golden Gate to extend the maturity for one period of six months. Interest on the convertible debenture is payable monthly in cash.

The Debenture is secured by the pledge of 11 million shares of common stock held by affiliates in the Company (the “Pledged Shares”). Such shares shall have been held by the Pledgors for a period of not less than two years. In the event of a default and the Company has not repaid all outstanding principal and accrued and unpaid interest, along with the liquidated damages of $250,000 within one day of default, Golden Gate shall have the right to immediately sell the Pledged Shares in satisfaction of any amounts of principal and interest owing under the Debenture. Golden Gate shall only sell such amount of Pledged Shares to satisfy any principal and accrued interest, along with $250,000 in liquidated damages and shall return unsold shares to the Pledgors.

Off Balance Sheet Arrangements

3DIcon does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Research and Development Costs

Statement of Accounting Standards No. 2, “Accounting for Research and Development Costs,” requires that all research and development costs be expensed as incurred. Until we have developed a commercial product, all costs incurred in connection with the Sponsored Research Agreement with the University of Oklahoma, as well as all other research and development costs incurred, will be expensed. After a commercial product has been developed, we will report costs incurred in producing products for sale as assets, but we will continue to expense costs incurred for further product research and development activities.

Stock-Based Compensation

Since its inception 3DIcon has used its common stock, or warrants to purchase its common stock, as a means of compensating our employees and consultants. Statement of Financial Accounting Standards No. 123(R), “Share Based Payments,” requires us to estimate the value of securities used for compensation and to charge such amounts to expense over the periods benefited. As of June 30, 2007, we did not have a stock option plan.  However, employees have been granted shares of common stock for services. Such share are valued based on current prices in the over-the-counter market, discounted for such matters as Rule 144 trading restrictions and other factors affecting the lack of marketability of the stock.  In August of 2007, the Board of Directors of the company adopted the 2007 Incentive Stock Plan.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 beginning January 1, 2007, as required, with no effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We will assess the impact of SFAS No. 157 on our financial statements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS No. 159). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. We will assess the impact of SFAS No. 159 on our financial statements.

Item 3.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports with the Securities and Exchange Commission.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business. There are no legal, administrative, arbitral, governmental or other proceedings, actions or governmental investigations of any nature pending or, to the best knowledge of the Company, threatened, against the Company, which could result in a material loss to the Company. The Company is not subject to any order, judgment, injunction, rule or decree that has or could result in a material loss to the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate Investors, Inc. (“Golden Gate”) which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company agreed to file a registration statement with the SEC within three days of closing for the resale of the common stock underlying the initial $1.25 million convertible debenture.

The debenture may be converted, at Golden Gate’s option, in whole or in part, into restricted shares of the Company’s common stock. The conversion price was $0.28 until July 26, 2007 when the Company’s shares were quoted on the OTC Bulletin Board.  Following quotation on the OTC Bulletin Board, the conversion price is equal to 72% of the average of the five lowest volume weighted average prices for the common stock for the 20 trading days prior to the conversion date. The convertible debenture matures June 11, 2008; subject to an option held by Golden Gate to extend the maturity for one period of six months. Interest on the convertible debenture is payable monthly in cash.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2007, the company was in default with respect to the $800,000 debentures issued during the third quarter of 2006.  As a result, the debentures were due in cash on the demand of the holders but could be converted into common stock at a conversion price of $0.05 per share.  During the second quarter of 2007, $275,000 of the debentures were converted into 5,500,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: August 17, 2007	By:	/s/ Martin Keating
Martin Keating
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer)