Form 10QSB
period 2007-09-30
3DICON CORP
filed 2007-11-14
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2007, the issuer had 121,404,775 outstanding shares of Common Stock, $.0002 par value per share.

Transitional Small Business Disclosure Format  (check one): Yes ☐ No ☒

3DICON CORPORATION
SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Conditions and Plan of Operations	15

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	23

SIGNATURES	24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS
September 30, 2007
(Unaudited)

September 30,
2007
Assets
Current assets:
Cash	$197,696
Cash-restricted	433,750
Prepaid expenses	8,196

Total current assets	639,642

Property and equipment, net	11,303
Debt issue costs, net	153,002

Total assets	$803,947

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$700,000
Accounts payable	512,699
Debenture payable - related party	272,500
Accrued interest on debentures	14,138

Total current liabilities	1,499,337

Convertible debentures payable, less current maturities	597,507
Accrued interest on debentures	5,798
603,305

Total liabilities	2,102,642

Stockholders' deficiency:
Common stock; $.0002 par, 250,000,000 shares authorized and 98,327,656 shares issued and outstanding at September 30, 2007	23,921
Additional paid-in capital	4,651,084
Deficit accumulated during development stage	(5,973,700)

Total stockholders' deficiency	(1,298,695)

Total liabilities and stockholders' deficiency	$803,947

See notes to financial statements.

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine months ended September 30, 2007 and 2006 and period from inception (January 1, 2001) to September 30, 2007

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Inception to September 30, 2007
Income:
Sales	$-	$-	$-	$-	$-

Expenses:
Research and development	300,000	-	720,888	240,355	1,209,759
General and administrative	441,874	442,661	1,713,483	919,298	4,663,627
Interest	33,290	7,578	69,796	15,507	100,314

Total expenses	775,164	450,239	2,504,167	1,175,160	5,973,700

Net loss	$(775,164)	$(450,239)	$(2,504,167)	$(1,175,160)	$(5,973,700)

Loss per share:
Basic and diluted	$(.007)	$(.005)	$(.023)	$(.014)

Weighted average shares outstanding,
basic and diluted	116,688,048	92,826,569	108,011,614	85,603,920

See notes to financial statements.

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
Nine months ended September 30, 2007 and period
from inception (January 1, 2001) to September 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, January 1, 2001 - as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Adjustment to accrue compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Adjustment to record compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Adjustment to record compensation earned but not recorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional Founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	$11,347	$1,026,030	$(1,406,834)	$(369,457)

See notes to financial statements.

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (con't)
Nine months ended September 30, 2007 and period
from inception (January 1, 2001) to September 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Stock issued for services	5,850,000	$1,170	$25,201	$-	$26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase
common stock at $.025	-	-	18,400	-	18,400
Warrants issued to purchase
common stock at $.05	-	-	15,400	-	15,400
Warrants converted to purchase common stock at $.025	10,220,000	2,045	253,455	-	255,500
Warrants converted to purchase common stock at $.05	6,260,000	1,252	311,748	-	313,000
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)

Debentures converted	14,140,909	2,828	1,135,915	-	1,138,743
Accrued interest converted	767,026	153	38,199		38,352
Warrants converted to purchase common stock at $.025	1,200,000	240	29,760	-	30,000
Warrants converted to purchase common stock at $.05	4,920,000	984	245,016	-	246.000
Stock issued for services	250,000	50	59,075		59,125
Options issued for services	-	-	575,000	-	575,000
Net loss for the period	-	-	-	(2,504,167)	(2,504,167)
Balance, September 30, 2007	119,605,591	$23,921	$4,651,084	$(5,973,700)	$(1,298,695)

See notes to financial statements.

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2007 and 2006 and period
from inception (January 1, 2001) to September 30, 2007
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Inception to September 30, 2007
Cash Flows from Operating Activities
Net loss	$(2,504,167)	$(1,175,160)	$(5,973,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Options and stock issued for services	634,125	206,538	1,276,449
Asset impairment	-	-	292,202
Accrued interest converted to stock	38,352	-	38,352
Depreciation	1,074	-	1,426
Amortization of deferred debenture cost	39,267	-	39,267
Change in:
Prepaid expenses and other assets	(8,196)	2,686	(8,196)
Accounts payable and accrued liabilities	129,050	247,104	561,634
Net cash used in operating activities	(1,670,495)	(718,832)	(3,772,566)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(7,567)	-	(12,729)
Net cash used in investing activities	(7,567)	-	(12,729)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales and exercise of warrants	276,000	473,000	1,750,250
Proceed (payments) from related party loan	272,500	(164,021)	272,500
Increase in deferred debenture cost	(87,673)	-	(192,269)
Proceeds from issuance of debentures	1,646,250	455,000	2,568,250
Net cash provided by financing activities	2,107,077	763,979	4,398,731

Net increase (decrease) in cash	429,015	45,147	631,436
Cash, beginning of period	202,431	147,371	10

Cash, end of period	$631,446	$192,518	$631,446

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock	$1,138,743	$150,000	$1,288,743

See notes to financial statements.

3DIcon CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006 and period
from Inception (January 1, 2001) to September 30, 2007

Note 1 - Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the previously filed SB-2. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007, and the statements of its operations for the three and nine months ended September 30, 2007 and 2006 and the period from inception (January 1, 2001) to September 30, 2007, and cash flows for the nine-month periods ended September 30, 2007 and 2006, and the period from inception (January 1, 2001) to September 30, 2007, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has no source of revenue to fund the development of its planned product or to pay operating expenses. This has resulted in the Company realizing a cumulative net loss of $5,973,700 for the period from inception (January 1, 2001) to September 30, 2007. The Company is currently in default of its obligations under its Sponsored Research Agreement (SRA), (Note 3). The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Note 1 - Uncertainties and Use of Estimates (continued)

Management plans to fund the future operations of the Company with the proceeds from exercise of stock warrants of up to $310,000 in 2007 and $70,000 in 2008. Further, the Company has negotiated funding from Golden Gate Investors, Inc. (see Note 4) and is continuing to pursue additional capitalization through Rule 144 stock sales, debentures, and other venture capital investments. There is also the possibility of revenue in 2007 from sales and licensing of the Company’s products.

Over the Counter Bulletin Board

The Company began trading on the Over the Counter Bulletin Board on July 25, 2007.

Note 2 - Recent Accounting Pronouncements

The following are summaries of recent accounting pronouncements that are relevant to the Company:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 beginning January 1, 2007, as required, with no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial condition and results of operations.

In February 2007, FASB issued Statement of Financial Accounting Standards SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“ SFAS No. 159”) This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. SFAS No. 159 is not expected to significantly impact the Company’s financial statements.

Note 3 - Commitments and Contingencies

On February 23, 2007 the Company entered into a SRA with the University (Phase III) which expires March 31, 2010. Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies. The Company will pay the University $3,468,595, payable in monthly installments ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010. The Company has not paid the June, July, August or September 2007 payments.

Independent Consultant Agreement

3DIcon has a consulting agreement with Concordia Financial Group (“Concordia”). Concordia will assist the Company by reviewing and evaluating the Company’s plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company from time to time, developing capital sources and assisting and advising Company in its financial negotiations with capital sources. Performance by consultant additionally includes advising with respect to effective registration of offerings of Company securities and listing of Company on the OTC Bulletin Board, advising with respect to the management team, assisting the Company in the development of near- and long-term budgets and marketing strategies and plans and assisting in presentations related to the above services.

The Company signed an Independent Consultant Agreement with Concordia on August 7, 2007 to memorialize an oral agreement for consultant services that Concordia has performed since November 16, 2005, and will perform through October 31, 2007. Under the terms of the agreement the Company will pay a monthly fee of $24,820 on August 31, September 30 and October 31, 2007 totaling $74,460. As additional consideration for business strategy consulting services, the Company shall grant Concordia options to purchase Company stock for an exercise price of $0.05 per share as follows:

(a)	Between January 1, 2007 and March 31, 2007, the option to purchase 2.5 million shares of Company stock and

(b)	Between June 1, 2007 and October 31, 2007, the option to purchase 2.5 million shares of Company stock.

In January 2007, Concordia was issued options to purchase 2,500,000 shares at $.05 per share. The options issued were valued at $575,000 and were charged to operations in the first quarter of 2007.

The consultant agreement terminates on October 31, 2007.

Note 3 - Commitments and Contingencies (continued)

Stock Incentive Plan

In August 2007 the Company established 3DIcon Corporation 2007 Incentive Stock Plan (the "Plan"). The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed fifteen million (15,000,000) shares.

Note 4 - Debentures Payable

Debentures payable consist of the following:

September 30, 2007
Senior Convertible Debentures:
9.75% Debenture due 2008	$700,000
6.25% Debentures due 2009	497,507
4.75% Debentures due 2011	100,000
Total Debentures	1,297,507
Less - Current Maturities	(700,000)
Long-term Debentures	$597,507

The Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. (“Golden Gate”) on November 3, 2006, as amended on December 15, 2006 and February 6, 2007, for the sale of a 6.25% convertible debenture in the principal amount of $1,250,000. The Company agreed to file a registration statement with the SEC for the resale of the common stock underlying the debenture. Under the terms of the Purchase Agreement, Golden Gate advanced an additional $10,000 and converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007 at $0.35 per share. Pursuant to the Securities Purchase Agreement, Golden Gate provided the Company with an additional $312,500 of debenture funding upon effectiveness of the registration statement. Of the remaining $812,500 of the $1.25 million debenture, $633,750 was placed with an escrow agent, with the balance of $178,750 to be transferred to the escrow agent upon registration of additional shares. The escrow agent will release $200,000 monthly to the Company on the first day of each month beginning September 2007. (See Note 6 for subsequent events related to the debenture).

Note 4 - Debentures Payable (continued)

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

1.
The Registration Statement for the November 3, 2006 6.25% debentures with Golden Gate and the November 3, 2006 $100,000 debenture with Golden Gate is not filed within three days of the closing of this transaction; and is not effective by September 14, 2007.

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

Note 4 - Debentures Payable (continued)

Unsecured debentures payable

During the third quarter of 2006 the Company authorized the issuance of unsecured convertible debentures aggregating $800,000. As of September 30, 2007 the Company has issued $430,000 of these debentures at par value for cash. The debentures bear interest at 8% per annum and were due no later than March 31, 2007. During the second quarter of 2007, $275,000 of the debentures were converted into 5,500,000 shares. The remaining $155,000 debentures were converted into 3,100,000 shares during the third quarter of 2007.

Debentures payable-related party

Judith F. Keating advanced the Company $272,500 for working capital from March through July 2007. Under the terms of the convertible debentures, the debentures bear interest at 8% and are due one year from the dates of the advances. At any time prior to maturity, the debentures may be converted into 2,732,750 shares of the Company’s common stock.

Note 5 - Common Stock and Paid-In Capital

As of September 30, 2007, there remain warrants outstanding to purchase 6,400,000 shares of common stock at $.05 per share expiring at various dates in 2007, and warrants outstanding to purchase 1,400,000 shares of common stock at $.05 per share expiring at various dates throughout 2008.

Options Granted

On April 27, 2007, the Company granted its three Directors 1,500,000 options, each receiving 500,000 options, exercisable at $.40 per share.

In the first quarter of 2007 options to purchase up to 2,500,000 shares at $0.05 were issued for consulting services. The company recognized $575,000 of expense based on a value of $0.23 per share.

Note 6 - Subsequent Events

Funds Advanced by Golden Gate

Pursuant to the Securities Purchase Agreement, and subsequent to September 30, 2007, Golden Gate advanced $200,000 monthly from the escrowed cash account on October 1 and converted $227,285 of the $1.25 million debenture into 1,034,095 shares of common stock leaving a balance on the debenture of $448,971.

Note 6 - Subsequent Events (continued)

Subscription agreement

Pursuant to a Subscription Agreement dated October 12, 2007, the Company sold $280,000 of its shares of the Company common stock at a per share price equal to 75% of the average closing price during the five (5) days prior to the signing ($.31 per share) and warrants to purchase 594,482 shares of its common stock at a price of $.40 per share from October 12, 2007 through October 11, 2008, and $.50 per share from October 12, 2008 through October 11, 2009 to two accredited individuals. The warrants terminate October 11, 2009.

Options issued

Pursuant to the consulting agreement with Concordia, an option to purchase 2.5 million shares of common stock at $.05 per share was issued in October 2007.

Item 2. - Management’s Discussion and Analysis or Plan of Operation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND PLAN OF OPERATIONS AS OF SEPTEMBER 30, 2007

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and elsewhere in this document are statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may”, “will”, “potential”, “opportunity”, “believes”, “belief”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Overview

The Company is engaged in the development of 360o volumetric imaging and display technology, specifically in the areas identified by the initial in-depth investigation conducted by the University of Oklahoma (OU or University). The identified areas are two major complementary areas of technology that comprise the spectrum of the solution and application (1) a means of recording 3D objects as digital holographic data elements (capture); and (2) a means of reconstructing and displaying the 3D images (display).

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

The existing products reviewed can generally be broken down into two broad categories: stereoscopic - those that implement 3D displays on 2D screens or those that create the perception of 3D and those that implement volumetric 3D displays. The stereoscopic approaches, as previously noted, do not support 3DIcon’s planned embodiment of the technology. However, the application space of volumetric 3D displays supports 3DIcon’s vision and appears to offer major opportunities for further technology development and creation of intellectual property through the University of Oklahoma, to which 3DIcon will have exclusive world-wide rights.

The research team at OU has been working to integrate open source image capture applications as well as to establish 3D image capture systems. We will continue to engage in product research and development both directly related to the display as well as by-product technologies.

Current Activities and Operations

Currently the Company is pursuing the research and development of volumetric 3-D display technology through the Sponsored Research Agreement (SRA) with the University of Oklahoma (OU). Our efforts are focused on multiple technological approaches, two of which are being further developed into proof-of-concept demonstration systems:

(a) Swept Volume Display Technology

(b) An alternate approach to the volumetric display in which certain media, such as nano-particles in a transparent or semi-transparent medium to produce an innovative “volumetric projection screen or projection space”. This, in addition to existing and rapidly evolving image projection technologies, such as DLP technology from Texas Instruments, are being innovatively incorporated to produce full-color, full-motion 3D visualization, and in harmony with 3DIcon’s vision for product development.

The Company has expanded the scope of the initial SRA with OU to include the research and prototype development of the volumetric displays using nanotechnology.

The OU team has made significant progress in the development of a proof-of-concept demonstration unit for the Swept Volume Display and the University has demonstrated a stage I Swept Volume volumetric display in the third quarter of 2007 that renders full color volumetric 3D images. The research team is now aiming to create the second stage demonstration prototype that aims to improve certain aspects as well as demonstrate additional embodiments as claimed in the patent filing.

Under the scope of the revised SRA, OU has assigned a second multi-disciplinary team to focus on the development of light sensitive nano-materials (up-conversion materials), the medium for dispersion of the up-conversion materials and the optics using digital micro-mirror devices including the controls thereof.

Progress on Research and Development Activities

Under the aegis of the SRA, the University has filed the following Utility Patent Applications. The Utility Patents have been converted and consolidated from the previously filed Provisional Applications.

Further, we are taking steps to explore areas that may be related to assist in the protection of intellectual property assets. In addition, we have begun the process of applying for trademarks related to our 3-D technologies.

Our research and development objectives for the 2007 calendar year are as follows. The work will mainly be done by researchers, faculty and selected graduate or doctoral level students at the University of Oklahoma with oversight by 3DIcon personnel:

I. Swept Volume Display

•	Provide Stage II of Swept Volume demonstration of technology as described above by end of 2007 or early 2008.
•	Investigate alternate image pane technologies (3 Color LED; OLED) by end of 2007.
•	Demonstrate increased RPM capability.
•	Create “opacity” also understood as “blocking”.

II. Static Volumetric Display and Nano-materials

•	Develop green-color nano-size up-conversion materials.
•	Commence work on development of blue nano-size up-conversion materials.
•	Synthesize near transparent projection medium suitable for dispersion of nano-particles.
•	Demonstrate transparent projection material , dispersed with nano-particles - 1st color.

III. By-Product Technologies

•	Commercially release DMD Control Software for DMD/DLP® Application development markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

None of our technology has advanced to the point where a production decision can be made. As a consequence, we have had no sales or revenues to date.

Research and Development Expenses

The research and development expenses were $300,000 for the three months ended September 30, 2007 as compared to $0 for the three months ended September 30, 2006. The Research and Development expenses were $720,888 for the nine months ended September 30, 2007 as compared to $240,355 for the nine months ended September 30, 2006. The increase resulted directly from the inception of the Sponsored Research Agreement (SRA) with the University of Oklahoma and the subsequent revision of the SRA wherein the scope of the agreement was expanded.

General and Administrative Expenses

Our general and administrative expenses were $441,874 for the three months ended September 30, 2007 as compared to $442,661 for the three months ended September 30, 2006. Our general and administrative expenses for the nine months ended September 30, 2007 were $1,713,483 as compared to $919,298 for the nine months ended September 30, 2006. The increase in general and administrative expenses resulted from an increase in legal and administrative fees associated with becoming a reporting company; a certain lawsuit; our SEC filings and financing transactions; an increase in accounting and auditing expenses as a result of our quarterly reviews and audit; and an increase in consulting expenses associated with business strategy and the establishment of our management team.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $33,290 as compared to $7,578 for the three months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 was $69,796 as compared to $15,507 for the nine months ended September 30, 2006. The increase in interest expense resulted from increases in the amounts outstanding on our convertible debentures.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

•
Research and development expenses pursuant to our Sponsored Research Agreement with the University of Oklahoma.
This includes development of an initial demonstrable prototype and a second prototype for static volume technology.

•	Operating expenses: salaries, insurance, investor related expenses, rent, travel etc.
•	Hiring executive officers for operations and finance.
•	Professional fees for accounting and audit, legal services for securities and financing, and patent research and protection.

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

As of September 30, 2007, our accounts payable totaled $512,699 and we had a working capital deficit of $859,695. We will need to obtain additional capital in order to sustain our operations beyond September 30, 2007. However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

On February 23, 2007 we entered into a SRA with the University (Phase III) which expires March 31, 2010. Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies. The Company will pay the University $3,468,595 payable in monthly installments ranging from $92,263 to $112,777 from April 30, 2007 and ending March 31, 2010.  The Company has not paid the August or September 2007 payments.

Financings

Secured Debentures Payable

We issued convertible debentures aggregating $160,000 during 2005 and issued an additional $125,000 during 2006 at par value for cash. The debentures bear interest at 8% per annum, and are due no later than December 31, 2007. The Company may prepay without penalty all of the outstanding principal amount and accrued interest. Upon receiving notice of our intent to prepay, holders of the debentures may convert the principal amount due to common stock at the rate of one share of common stock for each $.05 of principal amount converted. Upon conversion, we will be required to pay all accrued interest. During 2007 and the year ended December 31, 2006 debentures totaling $125,000 and $160,000 respectively, were converted to 5,700,000 shares of common stock, which redeemed all of these debentures.

Unsecured debentures payable

During the third quarter of 2006 we authorized the issuance of unsecured convertible debentures aggregating $800,000. As of December 31, 2006 we had issued $430,000 of these debentures at par value for cash. The debentures bear interest at 8% per annum, are convertible to common shares at $0.40 per share and were due no later than March 31, 2007. At our option, interest may be paid in cash or common stock, valued at the bid price on the day immediately prior to the date paid. The unsecured debentures payable required that a registration statement be filed and declared effective no later than March 1, 2007. As a registration statement was not declared effective as of March 1, 2007, we were in default and the debentures were eligible for conversion at $0.05 per share. During the second quarter of 2007 $275,000 was converted to 5,500,000 shares at $0.05 par and the remaining $155,000 was converted to 3,100,000 shares at $0.05 per share during the third quarter of 2007.

Golden Gate Debentures

On November 3, 2006, we issued two 6.25% convertible debentures to Golden Gate Investors, Inc. each in a principal amount of $1,250,000. Of this amount, Golden Gate initially provided us with $125,000. Golden Gate was required to and has provided us with an additional $312,500 upon effectiveness of the registration statement. As of November 10, 2007 a total of $800,000 has been wired to the escrow agent, of which $200,000 is to be released on the first day of each month, beginning with the second month following the effective date of the registration statement. Golden Gate has released $200,000 monthly on the 1st of the month for September and October 2007. As of November 14, 2007, Golden Gate has converted $801,028 on the November 2006 debenture.

The $100,000 debenture bears interest at 4.75%, matures five years from the date of issuance, and is convertible into our common stock, at Golden Gate’s option. The $100,000 convertible debenture is convertible into the number of our shares of common stock equal to the dollar amount of the debenture divided by the conversion price. The conversion price for the $100,000 convertible debenture is the lesser of (i) $4.00, (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion (the 80% figure is known as the “ Discount Multiplier ” ). If Golden Gate elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $1.00, 3DIcon shall have the right to prepay that portion of the debenture that Golden Gate elected to convert, plus any accrued and unpaid interest, at 135% of such amount. The $1.00 figure shall be adjusted, on the date that is one year after the closing date and every six months thereafter (“Adjustment Dates”), to a price equal to 65% of the average of the current market prices for the fifteen trading days prior to each Adjustment Date.

In connection with the $100,000 debenture, we issued to Golden Gate warrants to purchase 1,000,000 shares of our common stock at an exercise price of $10.90 per share.

The $1.25 million debenture bears interest at 6.25%, matures three years from the date of issuance, and is convertible into our common stock, at Golden Gate’s option. The $1.25 million convertible debenture is convertible into the number of our shares of common stock equal to the dollar amount of the debenture divided by the conversion price. The conversion price for the $1.25 million convertible debenture is the lesser of (i) $2.00, (ii) 70% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion (the 70% figure is known as the “ Discount Multiplier ” ). If Golden Gate elects to convert a portion of the $1.25 million debenture and, on the day that the election is made, the volume weighted average price is below $0.75, 3DIcon shall have the right to prepay that portion of the debenture that Golden Gate elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

Interest on our at 6.25% convertible debentures is payable monthly in cash or, at Golden Gate’s option, in shares of common stock of the Company valued at the then applicable conversion price.

Golden Gate Bridge Finance

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company agreed to file a registration statement with the SEC within three days of closing for the resale of the common stock underlying the initial $1.25 million convertible debenture as discussed in Note 6.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the following events shall accelerate the maturity date of the Debenture, and all outstanding principal and accrued and unpaid interest along with $250,000 in liquidated damages, all becoming immediately due and payable:

1. The Registration Statement for the November 3, 2006 6.25% Debentures with Golden Gate and the November 3, 2006 $100,000 Debenture with Golden Gate is not filed within three days of the closing of this transaction; and is not effective by September 14, 2007. The Registration Statement has been declared effective on July 3, 2007 therefore this default provision is no longer applicable.

2. The common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share; or

3. Any scheduled monthly payment of interest under the Debenture is more than one day late.

4. A default or event of default (subject to applicable grace or cure period) under any Transaction Documents or Material Lease document or instrument to which the Company is obligated and not covered in (5) below.

5. The Company is in default of its obligations under any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced by indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of the Company in an amount exceeding $250,000, that (a) involves an obligation greater than now exists and (b) results in such indebtedness being declared due and payable prior to the date on which it would otherwise become due and payable.

6. Any monetary judgment, writ or similar final process is filed or entered against the Company or any subsidiary thereof or any of their respective property or other assets for more than $250,000 and such judgment, writ or final process remains unvacated, unstayed or unabandoned for a period of 45 calendar days.

The Debenture shall be secured by the pledge of 11 million shares of common stock held by affiliates in the Company (the “Pledged Shares”). Such shares shall have been held by the Pledgors for a period of not less than two years. In the event of a default and the Company has not repaid all outstanding principal and accrued and unpaid interest, along with the liquidated damages of $250,000 within one day of default, Golden Gate shall have the right to immediately sell the Pledged Shares in satisfaction of any amounts of principal and interest owing under the Debenture. Golden Gate shall only sell such amount of Pledged Shares to satisfy any principal and accrued interest, along with $250,000 in liquidated damages and shall return unsold shares to the Pledgors.

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

Independent Consultant Agreement

The Company signed an Independent Consultant Agreement with Concordia Financial Group (“Concordia”) on August 7, 2007 to memorialize an oral agreement for consultant services that Concordia has performed since November 16, 2005, and will perform through October 31, 2007. Under the terms of the agreement the Company will pay a monthly fee of $24,820 on August 31, September 30 and October 31, 2007 totaling $74,460. As additional consideration for business strategy consulting services, the Company shall grant Concordia options to purchase Company stock for an exercise price of $0.05 per share as follows:

(a)	Between January 1, 2007 and March 31, 2007, the option to purchase 2.5 million shares of Company stock, which options were issued in the first quarter of 2007 (see Note 3); and

(b)	Between June 1, 2007 and October 31, 2007, the option to purchase 2.5 million shares of Company stock, which options were issued in October 2007.

The agreement terminates on October 31, 2007.

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

Subsequent Events

The following events occurred subsequent to September 30, 2007:

The Company dismissed the action filed against Andrew Stack and Lion Capital Holdings, subsequently amended to name Joseph Padilla and John R. Shrewder also as defendants. No counterclaims were filed;

The Company appointed Mr. Lawrence Field to the Board of Directors, replacing Mr. Philip Suomu who has resigned from the Board as well as from all other offices. Mr. Vivek Bhaman, has been appointed as the Treasurer.

Pursuant to a Subscription Agreement dated October 12, 2007, 3DIcon sold 1,188,959 of its restricted shares of the Company’s common stock, $0.0002 par value (the “Common Stock”), at a per share price equal to 75% of the average closing price during the five (5) days prior to the Signing Date ($0.31 per share) and warrants to purchase 594,482 shares of its common stock at a price of $.40 per share from October 12, 2007 through October 11, 2008, and $0.50 per share from October 12, 2008 though October 11, 2009 (the “Warrants”) to two accredited investors. The Warrants terminate on October 11, 2009. The Company received gross proceeds of $280,000 from the sale of the aforementioned securities.

The Company appointed Mr. Victor F. Keen to the Board of Directors.

The Company amended its Bylaws. The amendment to the Bylaws provided that the Annual Meeting of the Company is to be held during the months of May, June or July or as designated by the Board of Directors. In addition, the amendment to the Bylaws created two additional positions on the Board of Directors. The company had earlier, on April 29, 2007 amended the bylaws to add the offices of CEO and COO.

The Company has released the beta version of Pixel Precision, a software tool to assist researchers and developers engaged in the creation of DMD based applications and/or research.

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

None.

Item 3.  Defaults Upon Senior Securities.

As of June 30, 2007, the Company was in default with respect to the $800,000 debentures issued during the third quarter of 2006.  As a result, the debentures were due in cash on the demand of the holders but could be converted into common stock at a conversion price of $0.05 per share.  During the third quarter of 2007, the remaining $155,000 of the debentures were converted into 3,100,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable .

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

3DICON CORPORATION

Date: November 14, 2007	By:	/s/ Martin Keating
Martin Keating
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer)