Form 10KSB
period 2007-12-31
3DICON CORP
filed 2008-03-31
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION  FILE NUMBER ________________________________

3DICON CORPORTION
(Name of small business issuer in its charter)

OKLAHOMA	73-1479206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7507 S. Sandusky Avenue, Tulsa, OK 74136
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (918) 492-5082

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
$.0002 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $ None

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 28, 2008 was $29,588,538.

As of March 28, 2008, the issuer had 136,039,254 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

3DIcon Corporation (the Company) was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. Our articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001. We have accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. At the inception in January 1, 2001, our primary activity was the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

In April 2004, we engaged the University to Oklahoma to conduct a pilot study to determine the opportunity and feasibility for the creation of volumetric 3 dimensional communication systems.

On July 15, 2005, we entered into a Sponsored Research Agreement with the University (Phase II), which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies".

On February 23, 2007, we entered into a sponsored research agreement with the University of Oklahoma (Phase III) which expires on March 31, 2010. Under this agreement, the University will conduct a research project entitled “3-Dimensional Display Development”.

In the fourth quarter of 2007 we announced the release of our first product, “Pixel Precision”. This is a companion software application to the DMD Discovery ™ line of products manufactured by Texas Instruments®.

General Overview

We are a development stage company. Our mission is to pursue, develop and market full-color, 360-degree holographic or volumetric 3-D technology. Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive world-wide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. At this time, we do not own any intellectual property rights in holographic technologies, and, apart from the Sponsored Research Agreement with the University of Oklahoma, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University of Oklahoma by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military.

Overview of Development of 3D Technology

Holography as a means of wavefront, or 3D image, reconstruction was first introduced by Dennis Gabor in 1948 when he developed a process for recording the amplitude and phase of an optical wavefront. The word “holography” is derived from the Greek words holos (whole) and graphein (to write), and Gabor coined the term “hologram” to refer to a “total recording.” The widespread practice of holography took off in the early 1960s with the invention of the laser. Since that time, holography has been used in a variety of applications, many in routine commercial use today. Digital holography refers to the use of digital computers to create holograms, sometimes referred to as computer-generated holograms. Upon undertaking this investigation into the use of digital holography as a viable technology for 3D imaging and visualization, we found that holography is often the starting point for technologists seeking to realize practical commercial systems, but in practice, many solutions involve other approaches such as stereoscopic and swept-volume techniques.

A team of researchers led by Harold Garner at the University of Texas Southwestern Medical School at Dallas is working on a HoloTV project to develop technology that can deliver 3D moving images for applications in medical imaging, “heads up” displays, video games, and air traffic control display. Current development efforts involve the use of the Digital Micromirror Device from Texas Instruments, as well as eight-layer liquid-crystal screen. The DMD focuses image points on various locations throughout the screen to produce 3D images.

Stereoscopic techniques are being investigated as a means of achieving 3D imaging and display. A recent paper by Jang and Javidi describes a technique called 3D projection integral imaging to create 3D orthoscopic virtual images. The technique employs a micro-convex-mirror array to convert inputs from 2D image sensors to 3D images with a viewing angle of over 60 o and has been successfully demonstrated in the laboratory. Another paper by Choi et al reports on the construction of a novel full-color autostereoscopic 3D display system using scaling constraints and phase quantization leveling to reduce the color dispersion and the phase difference. The system employs color-dispersion-compensated (CDC) synthetic phase holograms (SPHs) to create 3D images and video frames that don’t require the use of special glasses for viewing. While both of these technical approaches have been successfully demonstrated in a laboratory environment, neither easily lends itself to the kind of embodiment envisioned by 3DIcon.

Sato et al report identifies space projection method for producing 3D images using DMDs. This method uses a volumetric screen of water particles upon which color 3D images can be projected using the combination of a white light laser, variable color filter, and DMD. The authors report that this so-called electro-holographic display is capable of producing color 3D images with a large viewing angle. We believe that this approach has merit, but also presents barriers to commercial implementation, particularly from a cost and size perspective.

Pursuant to the Sponsored Research Agreement, a portfolio of 3D Display Technologies is being developed in using the following approaches:

•	I - Swept Volume Displays (we have successfully achieved the initial demonstration and proof of technology for this approach)

•	II - Static Volumetric Displays (Under Glass)

•
III - Stacked Volume Displays- We also have investigated the technologies for developing innovative Stacked Volumetric Displays. We are currently in the process of evaluating the commercialization potential of such technologies.

•	IV - Free Space Volumetric Displays: Our ultimate goal is to develop Free Space Volumetric Displays. Our future plans include the possible use of magnetic nano particles to achieve this among others.

The Swept Volume Display is designed to be a 3D display system showing a volumetric image generated from an electronic medium. A proof-of-concept demonstration has been achieved by the researchers around September 2007. The Swept Volume Display R&D is now entering into the subsequent second stage of improvement and development. Initial target markets for swept volume displays would include retail, advertising industry and large venue applications.

The Static Volume Display technology will employ DMDs using infra-red lasers to produce 3D images in advanced transparent nanotechnology materials, thereby enabling the creation, transmission and display of high resolution 3D images within a volume space, surrounded by glass or transparent screen. The Free Space technology will build upon the Static Volume technology so as to eliminate the need for an enclosed vessel, thereby enabling the creation, transmission and display of high resolution 3D images in free space utilizing a portable system. Initial investigation for the Static Volume system commenced in 2007. There is currently no estimated prototype/demonstration date for this technology.

University of Oklahoma - Sponsored Research Agreement

On April 20, 2004, we entered into a Sponsored Research Agreement entitled "Investigation of Emerging Digital Holography Technologies" (“Phase I”) with the University of Oklahoma (University), which expired October 19, 2004. We have paid the University $14,116 pursuant to this agreement. The purpose of this agreement was to conduct a pilot study to investigate digital holography as a candidate technology for the development of three-dimensional (“3D”) imaging and visualization systems. The purpose of the pilot study was to investigate the current state-of-the-art research and development activities taking place in the field of digital holography, particularly emerging technologies. The scope of work for the study encompassed the following tasks:

•	Literature review to determine key leading edge research in relevant areas;

•	Review of related commercial products to identify technological approaches and potential competitors and/or partners;

•	Preliminary patent review;

•	Recommendations for product research and development directions.

On July 15, 2005, we entered into a Sponsored Research Agreement with the University, which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies" and the Company agreed to pay the University $453,584 at various dates from November 10, 2005 through July 15, 2006 to cover the costs of the research. The goals for this research were as follows:

•	To produce patentable and/or copyrightable intellectual property;

•	To produce proof-of-concept technology that demonstrates the viability of the intellectual property;

•	To assess opportunities for manufacturing technological products in Oklahoma;

•	Investigate magnetic nanospheres (MNs) for use as a projection media;

•	Develop a control platform to actively distribute (MNs) in an unbounded volumetric space;

•	Investigate the doping of MNs with fluorescent materials for light emission at different wavelengths, i.e., develop fluorescent MNs (FMNs);

•	Evaluate other display medium technologies for potential strategic partnerships;

•	Evaluate the most appropriate (from a cost-to-benefit standpoint) solid-state light sources for projection applications;

•	Develop software for displaying ideal 3D images;

•	Investigate software interface issues with other image capture technologies.

The final payment of $226,792, due on July 15, 2006, was not paid. On November 1, 2006 the Sponsored Research Agreement was modified to provide $125,259 additional funding, extend the term of the agreement through March 31, 2007, and revise the payment schedule to combine the July 15, 2005 remaining balance due of $226,792 with the additional funding into a revised payment schedule. Under the terms of the agreement, we agreed to pay the combined remaining obligation of $352,051 in four equal monthly installments of $88,013 beginning on December 31, 2006 through March 31, 2007.

On February 23, 2007, we entered into a sponsored research agreement with the University of Oklahoma (Phase III) which expires on March 31, 2010. Under this agreement, the University will conduct a research project entitled “3-Dimensional Display Development”. We will pay the University $3,468,595 in monthly installments ranging from $92,263 to $112,777 beginning on April 30, 2007 and ending on March 31, 2010. We were current on our payments to the University through October 2007.

We own all worldwide rights to commercial and government usage of the intellectual property being developed by the University of Oklahoma. The University of Oklahoma has applied for the following patents with the U.S. Patent and Trademark Office:

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing
Swept Volume Display	Swept Volume Display	September 2006

Colorful Translation Light Surface 3D Display	Light Surface Display for	April 2007
Colorful Translation 3D Volumetric Display	Rendering Three-Dimensional
3D Light Surface Display	Image (Combined)

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display	April 2007
for Rendering Three-Dimensional
Image (Combined)

Computer System Interaction with DMD	Computer System Interaction with DMD	January 2008
Virtual Moving Screen for Rendering Three Dimensional Image	Utility Patent Application to be filed	January 2008 (Provisional)

Marketing and Product Development

We produced our first product “Pixel Precision” in 2007. The product has been made commercially available through a sales and distribution arrangement with Digital Light Innovations that was signed March 6, 2008. This product is a result of our research efforts involving the use of Digital Micromirror Device (“DMD”). The product is targeted at the application development market involving the use of DMDs, specifically the DMD-Discovery™ line from Texas Instruments™.

We do not have any products, services or technologies in the area of 3 Dimensional Displays as yet. We envision the sale of co-produced products with partners in various industry verticals, the licensing of University-owned technology, or a combination thereof.

We have identified the following potential markets and uses for the technology being developed by the University of Oklahoma:

•	Digital Displays: Large Format, Retail Advertising;

•	Air Traffic Systems, Traffic Planning; Town Planning;

•	Pharmaceutical and Bio-Medical Research;

•	Homeland Defense and Security;

•	Architectural plans and virtual structures;

•	Interactive entertainment;

•	Geo-Spatial Applications;

•	Casino Gaming; and

•	Military Applications.

Competition

There are numerous technologies which are under development to enable the display of 3D images. The following is a summary of research being conducted and products under development in the 3D display system marketplace of which we are currently aware:

•	Lightspace DepthCube™ from LightSpace Technologies, Inc.

•	Felix 3D Displays

•	Perspecta Spatial 3D Display from Actuality Systems

•	3D Technology Laboratories

Employees

We have four full-time employees, Martin Keating, Chief Executive Officer, Vivek Bhaman, President and Chief Operating Officer, Ms. Judith Keating nee Snider, Company secretary and Director of Investor Relations and Mr. Luis Paez, Project Manager (from March 2008). None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Risk Factors

Risks Relating to Our Business:

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $7,398,529 for the period from inception (January 1, 2001) to December 31, 2007.   Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

Currently, our only significant asset is our Sponsored Research Agreement with the University of Oklahoma, and our ability to accomplish our business plan relies entirely on the ability of the University of Oklahoma to successfully develop marketable 3D communications and display technologies.

Our only significant asset at the present time is our Sponsored Research Agreement with the University of Oklahoma. If the University of Oklahoma is not successful in developing 3D display/communications technologies that we have envisioned in our business plan, our ability to generate revenues from marketing of the technologies and/or product or products on which our business plan is based will be severely impacted, which could threaten the very existence of the Company.

Even if the University of Oklahoma is successful in developing 3D communications and display system technologies, because of the revolutionary nature of such a product (i.e., no similar product currently exists, and there are numerous unknowns relating to the product, such as manufacturing costs and operational costs), there can be no assurance that our marketing plans for the product will be successful.

Therefore, the fact that our success depends almost entirely on the efforts of others to develop technologically challenging new technologies that will be in a form readily licensable and/or marketable and acceptable to a given market, and our ability to then successfully market such technologies, makes an investment in the Company much more risky than a comparable investment in other companies that may have a broad range of existing, proven products and/or technologies.

We may not be able to compete successfully.

Although the volumetric 3D imaging and display technology that the University of Oklahoma is attempting to develop is new, and although at present we are aware of only a limited number of companies that have publicly disclosed their attempts to develop similar technology, we anticipate a number of companies are or will attempt to develop technologies/products that compete or will compete with our technologies. Further, even if we are the first to market with a technology of this type, and even if the technology is protected by patents or otherwise, because of the vast market and communications potential of such a product, we anticipate the market will be flooded by a variety of competitors (including traditional communications companies), many of which will offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to prospective customers. In addition, many if not all of our competitors and potential competitors will initially be larger and have greater financial resources than we do. Some of the companies with which we may now be in competition, or with which we may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, even given our relationship to the University of Oklahoma, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Further, technology in this industry may evolve rapidly once an initially successful product is introduced, making timely product innovations and use of new technologies essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render any product we initially market obsolete and unmarketable. If we do not have available to us products that respond to industry changes in a timely manner, or if our products do not perform well, our business and financial condition will be adversely affected.

The technologies being developed may not gain market acceptance.

The products that the University of Oklahoma is currently developing utilize new technologies. As with any new technologies, in order for us to be successful, these technologies must gain market acceptance. Since the technologies that we anticipate introducing to the marketplace will exploit or encroach upon markets that presently utilize or are serviced by products from competing technologies, meaningful commercial markets may not develop for our technologies.

In addition, the development efforts of the University of Oklahoma on the 3D technology are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. Our success will depend upon the ultimate products and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. The proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these may not meet applicable price or performance objectives. Unanticipated technical or other problems may occur which would result in increased costs or material delays in their development or commercialization.

If we are unable to successfully retain existing management and recruit qualified personnel having experience in our business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued services of the current senior management. Our success also depends on our ability to attract and retain other key executive officers.

Our auditors have included a going concern qualification in their opinion; if we do not continue as a going concern, investors will lose their entire investment.

Our auditors have qualified their opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we are a development stage organization with insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require approximately $2.5 million additional funds over the next two years to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

As a result of becoming a reporting company, our expenses will increase significantly.

As a result of becoming a reporting company whose shares are registered pursuant to Section 12 of the Securities Act, our ongoing expenses are expected to increase significantly, including expenses in compensation to our officers, ongoing public company expenses, including increased legal and accounting expenses as a result of our status as a reporting company, expenses incurred in complying with the internal controls requirements of the Sarbanes-Oxley Act. These increased expenses will negatively impact our ability to become profitable.

Risks Relating to Our Current Financing Arrangements:

There are a large number of shares underlying our convertible debentures, and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 18, 2008, we had approximately 136,039,294 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 6,500,000 shares of common stock at current market prices. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden Gate Investors (“Golden Gate”) to purchase 755,955 shares of common stock at an exercise price of $10.90. The sale of the shares underlying the convertible debentures and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the remaining principal balance of the $1.25 million debenture issued to Golden Gate Investors on November 3, 2006 (the “First Debenture”) of $60,971 (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of March 28, 2008 of $0.225.

% Below Market	Price Per Share	Effective Conversion Price	Number of Shares Issuable(1)	% of Outstanding Stock
25%	$0.169	$0.118	516,157	*
50%	$0.113	$0.079	774,235	*
75%	$0.056	$0.039	1,540,470	1.14%

* Less than 1%

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debentures (excluding accrued interest) issued to Golden Gate Investors on November 3, 2006, based on the remaining principal balance of $99,053and market prices 25%, 50% and 75% below the market price as of March 28, 2008 of $0.225.

% Below Market	Price Per Share	Effective Conversion Price	Number of Shares Issuable(1)	% of Outstanding Stock
25%	$0.169	$0.135	736,329.5%
50%	$0.113	$0.090	1,104,493.8%
75%	$0.056	$0.045	2,208,986	1.7%

* Less than 1%

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 9 ¾% $700,000 convertible debentures (excluding accrued interest), based on the remaining principal balance of $700,000 and market prices 25%, 50% and 75% below the market price as of March 28, 2008 of $0.225.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable	Stock
25%	$0.169	$0.122	5,761,317	4.24%
50%	$0.113	$0.081	8,641,975	6.35%
75%	$0.056	$0.040	17,283,951	12.71%

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the $1.25 million convertible debenture issued to Golden Gate Investors on January 15, 2008 (the “Second Debenture”) (excluding accrued interest), based on the principal balance of $871,213 and market prices 25%, 50% and 75% below the market price as of March 28, 2008 of $0.22.

% Below	Price Per	Effective Conversion	Number of Shares	% of Outstanding
Market	Share	Price	Issuable	Stock
25%	$0.169	$0.152	8,230,453	4.3%
50%	$0.113	$0.101	12,345,679	6.4%
75%	$0.056	$0.051	24,691,358	12.9%

As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The continuously adjustable conversion price feature of our convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.

So long as the market price of our stock is below $2.00 the issuance of shares in connection with the conversion of the First Debenture results in the issuance of shares at an effective 30% discount to the trading price of the common stock prior to the conversion. Similarly, so long as the market price of our stock is below $4.00, the issuance of shares in connection with the conversion of the $100,000 convertible debenture results in the issuance of shares at an effective 20% discount to the trading price of the common stock prior to the conversion. So long as the market price of our stock is below $2.00 the issuance of shares in connection with the conversion of the Second Debenture results in the issuance of shares at an effective 10% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The issuance of shares upon conversion of the convertible debentures and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of our convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although Golden Gate Investors may not convert its convertible debentures and/or exercise their warrants if such conversion or exercise would cause it to own more than 9.9% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting and selling some of their holdings and then converting the rest of their holdings. In this way, assuming the market price remains at a level acceptable to the selling stockholder, the selling stockholder could continue on a “conversion-sell-conversion” trend while never holding more than 9.99% of our common stock. Further, under the convertible debentures there is theoretically no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

If we are unable to issue shares of common stock upon conversion of the convertible debenture as a result of our inability to increase our authorized shares of common stock or as a result of any other reason, we are required to pay penalties to Golden Gate, redeem the convertible debenture at 130% and/or compensate Golden Gate for any buy-in that it is required to make.

If we are unable to issue shares of common stock upon conversion of the convertible debenture as a result of our inability to increase our authorized shares of common stock or as a result of any other reason, we are required to:

•
pay late payments to Golden Gate for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed;

•
in the event we are prohibited from issuing common stock, or fail to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of Golden Gate, we must pay to Golden Gate a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden Gate by 130%, together with accrued but unpaid interest thereon; and

•
if ten days after the date we are required to deliver common stock to Golden Gate pursuant to a conversion, Golden Gate purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden Gate of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then we are required to pay in cash to Golden Gate the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

In the event that we are required to pay penalties to Golden Gate or redeem the convertible debentures held by Golden Gate, we may be required to curtail or cease our operations.

Risks Relating to Our Common Stock:

Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 7507 S. Sandusky, Tulsa, Oklahoma 74136. Our office space is provided to us by one of our officers at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "TDCP".
For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions (1).

Year Ended December 31, 2007	High	Low
First Quarter ended March 31, 2007	$.70	$.39
Second Quarter ended June 30, 2007	$.72	$.32
Third Quarter ended September 30, 2007 (1)	$1.05	$.31
Fourth Quarter ended December 31, 2007	$.59	$.28

Year Ended December 31, 2006	High	Low
First Quarter ended March 31, 2006	$.86	$.14
Second Quarter ended June 30, 2006	$3.27	$.56
Third Quarter ended September 30, 2006	$1.73	$.90
Fourth Quarter ended December 31, 2006	$1.29	$.36

(1)	The Company’s Shares were traded on the Pink Sheets until July 25, 2007 and began trading on the OTC Bulletin Board thereafter.

Holders

As of March 28, 2008 we had approximately 409 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Effective March 19, 2008 the transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

Dividends

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our Certificate of Incorporation or By-laws that restrict us from declaring dividends.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our incentive stock plan under which our common stock is authorized for issuance as of the year ended December 31, 2007.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0		$

Equity compensation plans not approved by security holders	-		7,657,273

Total	-		$7,657,273

 Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, we issued the below securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

Pursuant to a Subscription Agreement dated October 12, 2007, 3DIcon sold 1,188,959 of its restricted shares of the Company’s common stock, $0.002 par value (the “Common Stock”), at a per share price equal to 75% of the average of the Average Closing Price during the five (5) days prior to the Signing Date ($0.31 per share) and warrants to purchase 594,482 shares of its common stock at a price of $.40 per share from October 12, 2007 through October 11, 2008, and .50 per shares from October 12, 2008 though October 11, 2009 (the “Warrants”) to two accredited individuals. The Warrants terminate on October 11, 2009. The Company received gross proceeds of $280,000 from the sale of the aforementioned securities.

Previous to 2007 the Company sold shares of common stock with warrants attached for $0.025 per share and $0.05 per share pursuant to an exempt offering. Each subscriber received one share of common stock with two separate warrants to purchase additional shares of Rule 144 stock.

At various dates throughout 2007 the Company issued 1,200,000 of its common stock pursuant to the exercise of $.025 warrants by non-employees. The Company received $30,000 in cash.

At various dates throughout 2007 the Company issued 7,380,000 shares of its common stock pursuant to the exercise of $.05 warrants by non-employees. The Company received $369,000 in cash.

During 2007 shares of common stock totaling 817,727 (342,727 of which were registered shares) were issued for legal and consulting services for which the Company recognized $155,426 of expense. The shares are valued based upon invoices received, if applicable or using a discount structure as the other restricted common stock transactions and ranged from $0.04 to $0.35 during 2007.

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate Investors which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9 ¾% convertible debenture in the principal amount of $700,000. The Company received gross proceeds of $700,000 from the sale of the aforementioned debenture.

The debenture may be converted, at Golden Gate’s option, in whole or in part, into restricted shares of the Company’s common stock. The conversion price will be $0.28 until the earlier of, the Company’s shares trading on the OTC Bulletin Board or other trading market that the SEC recognizes as a trading market, or January 1, 2008.  Subsequently, the conversion price is equal to 72% of the average of the five lowest volume weighted average prices for the common stock for the 20 trading days prior to the conversion date. The convertible debenture matures June 11, 2008; subject to an option held by Golden Gate to extend the maturity for one period of six months. Interest on the convertible debenture is payable monthly in cash.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward -Looking Statements

The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Plan of Operation

Background:

The Company is engaged in the development of 360 o volumetric imaging and display technology, specifically in the areas identified by the initial in-depth investigation conducted by the University of Oklahoma (OU or University). The identified areas are two major complementary areas of technology that comprise the spectrum of the solution and application (1) a means of recording 3D objects as digital holographic data elements (capture); and (2) a means of reconstructing and displaying the 3D images (display).

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

The existing products reviewed can generally be broken down into two broad categories: stereoscopic - those that use flat-panels to implement 3D displays on 2D screens, and those that implement volumetric 3D displays. The flat-panel approaches, as previously noted, do not support 3DIcon’s planned embodiment of the technology. However, the application space of volumetric 3D displays supports the Company vision and appears to offer major opportunities for further technology development and creation of intellectual property through the University of Oklahoma, to which 3DIcon will have exclusive world-wide rights.

The research team at OU has been working to integrate open source image capture applications as well as to establish 3D image capture systems.

We continue to build intellectual property through the University of Oklahoma, to which 3DIcon has exclusive rights and engage in product research and development both directly related to the display as well as by-product technologies.

Current Activities and Operations

Currently the Company is pursuing the research and development of volumetric 3-D display technology through the Sponsored Research Agreement (“SRA”) with the University of Oklahoma (“OU”). Our efforts are focused on multiple technological approaches, two of which are being further developed into proof-of-concept demonstration systems:

(a) Swept Volume Display Technology

(b) Static Volume Display Technology: An alternate approach to the volumetric display in which certain media, such as nano-particles in a transparent or semi-transparent medium to produce an innovative “volumetric projection screen or projection space”. This, in addition to existing and rapidly evolving image projection technologies, such as DLP®/DMD technology from Texas Instruments, are being innovatively incorporated to produce full-color, full-motion 3D visualization, and in harmony with 3DIcon’s vision for product development.

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

The Company also has released a software product called Pixel Precision™. The current version of the software is 1.0. The Company plans to continue to pursue this market and provide versions and variations of this software. The plans include enhancements to the functionality as well as variants to address additional opportunities.

The Company has signed a sales and distribution agreement with Digital Light Innovations (DLi) for the sales, marketing and first level support of the software. Through DLi and its sub-distributors the software will be marketed in the United States as well as in Europe and Asia.

Progress on Research and Development Activities

Under the aegis of the SRA, the University has filed the following Patent Applications. The Utility Patents have been converted and consolidated from the previously filed Provisional Applications.

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing
Swept Volume Display	Swept Volume Display	September 2006

Colorful Translation Light Surface 3D Display	Light Surface Display for	April 2007
Colorful Translation 3D Volumetric Display	Rendering Three-Dimensional
3D Light Surface Display	Image (Combined)

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display	April 2007
for Rendering Three-Dimensional
Image (Combined)

Computer System Interaction with DMD	Computer System Interaction with DMD	January 2008
Virtual Moving Screen for Rendering Three Dimensional Image	Utility Patent Application to be filed	January 2008 (Provisional)

Further, we are taking steps to explore areas that may be related to assist in the protection of intellectual property assets. In addition, we have begun the process of applying for trademarks related to our 3D technologies.

Our research and development objectives for the 2008 calendar year are as follows. The work will mainly be done by researchers, faculty and selected graduate or doctoral level students at the University of Oklahoma with oversight by 3DIcon personnel:

I. Swept Volume Display (SVD)

•	Provide Stage II of Swept Volume demonstration of technology as described above by the end of 2008

•	Investigate technical feasibility of developing large format 3D displays employing the 3D SVD technology developed thus far

•	Investigate the use of time-synchronized panes for improved stability

•	Create “opacity” also understood as “blocking” or “directionality”

II. Static Volumetric Display and Nano-materials

•	Complete the optical improvements for green-color nano-size up-conversion materials

•	Commence work on development of blue and red nano-size up-conversion materials

•	Synthesize near transparent projection medium suitable for dispersion of nano-particles

•	Investigate the use of additional technologies for development of image space that enhance the commercialization of the technology

•	Demonstrate improvements in optical properties for transparent projection material , dispersed with nano-particles - 1st color

III. By-Product Technologies

•	Generate revenue from Pixel Precision™ the DMD Control Software for DMD Application development markets

•	Develop next generation of Pixel Precision™ software for controlling multiple DMDs as well as for controlling the next generation of the DMD-Discovery™ series

Hiring of Senior Management Officer

On May 1, 2007 the Company hired Mr. Vivek Bhaman as President and Chief Operating Officer. Mr. Bhaman has over 15 years of global experience, including experience with start-up and development companies in the high technology fields. The employment contract is valid for a period of one year and is renewable at the end of the period.

Other Hiring

In March 2008, the company hired Mr. Luis Paez as Manager Projects. Mr. Paez has a B.S. in Electric Engineering from the University of South Florida. He has a proven track record of handling diverse projects and assignments across several countries.

Mr. Paez will be responsible for overseeing the research and handling day-to-day liaison with the University. He will also be responsible for several aspects of the companies operations and Pixel Precision. He reports to the President.

This position does not qualify as an “Officer” or “Director” as defined by the Securities & Exchange Commission.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

•
Research and development expenses pursuant to our Sponsored Research Agreement with the University of Oklahoma. This includes development of an initial demonstrable prototype and a second prototype with for static volume technology

•	Operating expenses: salaries, insurance, investor related expenses, rent; travel, website, etc.

•	Hiring executive officers for operations and finance

•	Development, support and operational costs related to Pixel Precision™ software

•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2007, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

The Company has been actively engaged in efforts to raise additional capital through sale of stock as well as instruments of debt to fund our ongoing research and operational costs. Management expects to continue to seek sources of capital from financial institutions as well as private capital. Additionally, we intend to explore the possibility of acquiring research funding from the government.

As of December 31, 2007, our accounts payable totaled $484,513 and we had a working capital deficit of $471,904. We will need to obtain additional capital in order to sustain our operations through 2008. However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

On February 23, 2007 we entered into a SRA with the University (Phase III) which expires March 31, 2010. Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies. The Company will pay the University $3,468,595 payable in monthly installments ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010.

Financings

Unsecured debentures payable

8% Senior convertible debentures due 2006

We issued convertible debentures aggregating $160,000 during 2005 and issued an additional $125,000 during 2006 at par value for cash. The debentures bore interest at 8% per annum, and were due no later than December 31, 2007. During 2007 and 2006 debentures totaling $135,000 and $150,000 were converted to 2,700,000 and 3,000,000 shares respectively, of common stock. Upon conversion, we paid all accrued interest totaling $18,128. We issued 247,140 shares at $0.05 per share in payment of $12,357 of accrued interest and the balance of $5,771 was paid in cash.

8% Unsecured debentures due 2007

As of December 31, 2006 we had issued $430,000 unsecured convertible debentures at par value for cash. The debentures bore interest at 8% per annum, were convertible to common shares at $0.40 per share and were due no later than March 31, 2007. We were not able to retire the debentures by the due date and as a result we were in default. As a result of the default, the debentures were due in cash on the demand of the holders, but could be converted into common stock at a conversion price of $0.05 per share at the request of the holders at anytime. The holders elected to convert the $430,000 of debentures into 8.6 million shares of common stock and additionally received 519,886 shares of common stock for the $25,994 interest accrued on the debentures.

Secured debentures payable

Golden Gate Debentures

On November 3, 2006, pursuant to the terms of the Securities Purchase Agreement dated November 3, 2006 as amended on December 15, 2006 and February 6, 2007, by and between 3DIcon and Golden Gate (the “Securities Purchase Agreement”) the Company issued and sold a convertible note in the principal amount of $1,250,000 to Golden Gate (the “First Debenture”). The terms of the Securities Purchase Agreement also provided that at such time as the principal balance of the First Debenture is less than $400,000 and provided that the Company is then in compliance with the terms of the First Debenture and the Securities Purchase Agreement, the Company may require Golden Gate to purchase a second debenture in the principal amount of $1,250,000. Pursuant to the terms of the Securities Purchase Agreement, the closing of the purchase and sale of the Second Debenture must occur within 30 days of the date on which the principal balance of the First Debenture is less than $400,000.

Pursuant to the Securities Purchase Agreement, upon closing on the First Debenture, Golden Gate provided the Company with $125,000. Golden Gate was required to and has provided us with an additional $312,500 upon effectiveness of the registration statement. Following the declaration of effectiveness of the registration statement, the aggregate sum of $812,500 has been placed in escrow, which is to be release at a rate of $200,000 per month on the first day of each month, beginning with the second month following the effective date of the registration statement, subject to certain conditions as provided in the Securities Purchase Agreement.

The First Debenture bears interest at 6 ¼%, matures three years from the date of issuance, and is convertible into our common stock, at Golden Gate’s option. The First debenture is convertible into the number of our shares of common stock equal to the dollar amount of the debenture divided by the conversion price. The conversion price for the First debenture is the lesser of (i) $2.00, (ii) 70% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion (the 70% figure is known as the “ Discount Multiplier ” ). If Golden Gate elects to convert a portion of the First debenture and, on the day that the election is made, the volume weighted average price is below $0.75, 3DIcon shall have the right to prepay that portion of the debenture that Golden Gate elected to convert, plus any accrued and unpaid interest, at 135% of such amount. Interest is payable monthly in cash or, at Golden Gate’s option, in shares of common stock of the Company valued at the then applicable conversion price. As of March 28, 2008, the escrow agent has released an aggregate of $600,000 from escrow. As of March 28, 2008, Golden Gate has converted the aggregate principal amount of $1,189,029 on the First Debenture to 4,904,335 shares of Common Stock of the Company.

In addition, on November 3, 2006, we issued to Golden Gate a $100,000 convertible debenture. The $100,000 debenture, as amended, bears interest at 4 ¾ %, matures five years from the date of issuance, and is convertible into our common stock, at Golden Gate’s option. The $100,000 convertible debenture is convertible into the number of our shares of common stock equal to the dollar amount of the debenture divided by the conversion price. The conversion price for the $100,000 convertible debenture is the lesser of (i) $4.00, (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion (the 80% figure is known as the “ Discount Multiplier ”). If Golden Gate elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $1.00, 3DIcon shall have the right to prepay that portion of the debenture that Golden Gate elected to convert, plus any accrued and unpaid interest, at 135% of such amount. The $1.00 figure shall be adjusted, on the date that is one year after the closing date and every six months thereafter (“Adjustment Dates”), to a price equal to 65% of the average of the current market prices for the fifteen trading days prior to each Adjustment Date. In connection with the issuance of the $100,000 debenture, we also issued to Golden Gate warrants to purchase 1,000,000 shares of our common stock at an exercise price of $10.90. As of March 28, 2008, Golden Gate has converted an aggregate of $947 on the $100,000 debenture to 440,535 shares of common stock of the Company and has exercised warrants to purchase an aggregate of 9,467 shares of the Company’s common stock.

Golden Gate Bridge Finance

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate, which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9 ¾% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company agreed to file a registration statement with the SEC within three days of closing for the resale of the common stock underlying the First Debenture.

The 9 ¾% debenture may be converted, at Golden Gate’s option, in whole or in part, into restricted shares of the Company’s common stock. The conversion price is equal to 72% of the average of the five lowest volume weighted average prices for the common stock for the 20 trading days prior to the conversion date. The convertible debenture matures June 11, 2008 subject to an option held by Golden Gate to extend the maturity for one period of six months. Interest on the convertible debenture is payable monthly in cash.

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the following events shall accelerate the maturity date of the 9 ¾% Debenture, and all outstanding principal and accrued and unpaid interest along with $250,000 in liquidated damages, all becoming immediately due and payable:

1.	The common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share; or

2.	Any scheduled monthly payment of interest under the 9 ¾% Debenture is more than one day late.

3.
A default or event of default (subject to applicable grace or cure period) under any Transaction Documents or Material Lease document or instrument to which the Company is obligated and not covered in (4) below.

4.
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

5.
Any monetary judgment, writ or similar final process is filed or entered against the Company or any subsidiary thereof or any of their respective property or other assets for more than $250,000 and such judgment, writ or final process remains unvacated, unstayed or unabandoned for a period of 45 calendar days.

The 9 ¾% Debenture is secured by the pledge of 11 million shares of common stock held by affiliates in the Company (the “Pledged Shares”), which shares have been held by the Pledgors for a period of not less than two years. In the event of a default and the Company has not repaid all outstanding principal and accrued and unpaid interest, along with the liquidated damages of $250,000 within one day of default, Golden Gate shall have the right to immediately sell the Pledged Shares in satisfaction of any amounts of principal and interest owing under the Debenture. Golden Gate shall only sell such amount of Pledged Shares to satisfy any principal and accrued interest, along with $250,000 in liquidated damages and shall return unsold shares to the Pledgors.

Pursuant to the terms of the Securities Purchase Agreement, on October 24, 2007, at such time as the principal balance of the First Debenture was less than $400,000, the Company provided Golden Gate with written notice that it desired to require Golden Gate to purchase the Second Debenture. On November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 to Golden Gate (the “Second Debenture”). Pursuant to the terms of the Second Debenture, Golden Gate may at their election convert all or a part of the Second Debenture into shares of the Company’s common stock at a conversion rate equal to the lesser of (i) $2.00 of (ii) 90% of the average of the five lowest volume weighted average prices during the 20 trading days prior to Golden Gate’s election to convert, subject to adjustment as provided in the Second Debenture. In addition, pursuant to the terms of the Second Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Second Debenture. The registration statement was filed December 28, 2007 and was effective January 4, 2008. As of March 28, 2008, the principal balance outstanding on the Second Debenture was $871,213.

Incentive Stock Plan

In August 2007 the Company established the 3DIcon Corporation 2007 Incentive Stock Plan (the "Plan").  The plan is designed to (i) retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company and (ii) to retain selected consultants who will accept options in lieu or partially in lieu of cash compensation. These objectives are accomplished by making incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed eight million (8,000,000) shares. In the year 2007, the Company issued 342,727 shares leaving a balance of 7,657,723 shares remaining available for the future issuance under equity compensation plans.

S-8 Registration Statement

In 2007, the Company registered 15 million shares of its common stock on Form S-8 effective August 8, 2007.  The shares registered are allocated as follows:

(1)	8,000,000 shares of common stock represent the maximum aggregate number of shares presently issuable under the 2007 Incentive Stock Plan.

(2)	5,000,000 shares of common stock represent shares issuable under the Independent Consultant Agreement by and between 3DIcon Corporation and certain consultants of 3DIcon Corporation.

(3)	1,500,000 shares of common stock represent shares issuable to members of our Board of Directors approved by the unanimous written consent of our Board of Directors

(4)	500,000 shares of common stock represent shares issuable pursuant to the Employment Agreement of certain officers of 3DIcon Corporation

Independent Consultant Agreements

Concordia Financial Group

The Company signed an Independent Consultant Agreement with Concordia Financial Group (“Concordia”) on August 7, 2007 to memorialize an oral agreement for consultant services that Concordia has performed since November 16, 2005, and continued through October 31, 2007 when it was terminated. Under the terms of the agreement Concordia assisted the Company by reviewing and evaluating the Company’s plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advised with respect to effective registration of offerings of Company securities and listing of the Company on the OTC Bulletin Board, the management team, the Company’s development of near and long-term budgets, marketing strategies and plans, and assisted in presentations related to the above services. The Company paid Concordia $74,460 in 2007. As additional consideration for business strategy consulting services, the Company granted Concordia options to purchase 5 million shares of Company stock with an exercise price of $0.05 per share. The options were valued at $843,390 and were charged to operations in 2007. The estimated fair market value of the options was determined by using the Black-Scholes option pricing model.

The Company entered into a new one year Independent Consulting Agreement with Concordia effective November 1, 2007. Under the new agreement Concordia will serve as liaison to Golden Gate and provide business strategy services similar to those provided under the previous agreement. Concordia will be paid a monthly fee of $15,750. Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia’s monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month. Market is defined as the five day average of closing prices immediately preceding the last business day of the calendar month in which the invoiced services were rendered. Additionally, 3DIcon paid Concordia approximately $40,540 for services during the period November 1, 2007 to December 31, 2007.

In addition to the cash compensation, and conditioned upon terms of the agreement, the Company may grant Concordia on May 1, 2008 and October 1, 2008, the option to purchase 250,000 shares of the Company stock, for a total of 500,000 options, at an exercise price of the average closing price of the stock for the five trading days prior to November 1, 2007 ($.37 per share). The shares, upon exercise will be freely tradable. The options expire on the third anniversary of the grant dates. The estimated fair value of the options is $130,430 which will be recognized in the period earned under the terms of the agreement. The estimated fair market value of the options was determined by using the Black-Scholes option pricing model. Each grant of options to purchase shares is conditioned upon the Board’s assessment, satisfaction and approval of Concordia’s performance to the grant date. There were no charges to expense in relation to the options in 2007.

Innovation Drive, Inc.

Pursuant to a consulting agreement effective November 1, 2007 signed with Innovation Drive, Inc (“IDI”) the Company engaged IDI (1) to assist in opportunities with the federal government in Research and Development (“R&D”) opportunities and eventually in sales funding; (2) to assist in opportunities to become a subcontractor to prime contractors; (3) investigate, explore and capture multi-agency and/or multi-organizational teaming opportunities to generate a variety of program (and funding) opportunities; and (4) develop and distribute to targeted audiences in Washington materials to generate brand recognition. The Company will pay a monthly fee of $15,000 payable $5,000 in cash and $10,000 in shares of Company common stock until the first contract is signed and thereafter 50% cash and 50% Company common stock. The shares issued under the agreement will be issued to Carla R. York, CEO and will be discounted 25% from a twenty day moving average prior to the invoice date. Additionally an initial contract fee ranging from $20,000 to $30,000 will be paid on contracts greater than $200,000 and a fee ranging from $35,000 to $45,000 on contracts greater than $500,000. The variance in fees is based on a contract being awarded within 120 days or within 150 days. If a contract is not awarded within 150 days, the fee is 3% of the contract amount. The agreement is for one year and is automatically extended on a month-to-month basis unless terminated by either party.

LIB Holdings, Inc

Pursuant to a letter agreement signed October 1, 2007, LIB Holdings, Inc. (“LIB”) agreed to provide marketing and public relation services which includes (1) assistance with development of written and verbal Company Communications; (2) assistance with the development and maintenance of relevant and current information on the Company web site; (3) creation of media opportunities for visibility of the Company technologies; and (4) assisting with logistics and other arrangements for Company events. The Company agreed to pay a monthly fee of $3,000 per month payable in registered shares of the Company’s common stock. The number of shares to be issued is based on the 20 day average of the closing price immediately preceding the last day of the calendar month for which the fee is due. As additional compensation LIB was issued 150,000 restricted shares of the Company’s common stock. The restricted shares were valued consistent with other shares issued for services at $4,625. The agreement is for one year and is automatically extended on a month-to-month basis unless terminated by either party.

Corporate Profile LLC

Pursuant to a letter agreement signed October 1, 2007 Corporate Profile LLC agreed to provide investor relation services. The Company agreed to pay a monthly fee of $3,000. The agreement is for one year and is automatically extended on a month-to-month basis unless terminated by either party.

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

Stock-Based Compensation

Since its inception 3DIcon has used its common stock or warrants to purchase its common stock as a means of compensating our employees and consultants. Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” and No. 123(R), “Share Based Payments,” requires us to estimate the value of securities used for compensation and to charge such amounts to expense over the periods benefited.

The estimated fair value at date of grant of options for our common stock is estimated using the Black-Scholes option pricing model, as follows: The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.

Subsequent Events:

•	The University of Oklahoma filed one provisional patent and converted one provisional patent to a utility patent in January 2008

•	The Company appointed Mr. Vivek Bhaman, President and Chief Operating Officer to the Board of Directors on February 25, 2008

•	The Board created Compensation, Audit and Nomination/governance Committees on February 25, 2008

•
In March 2008, the Company signed an Exclusive Distributorship Agreement with Digital Light Innovations (DLi) whereby DLi was appointed the exclusive worldwide distributor and reseller for Pixel Precision

•	Consequent to appointing DLi as the sales and distribution agent for Pixel Precision, the product was officially available for purchase.

•	The Company hired Mr. Luis Paez as Manager - Projects in March 2008

•	The Company appointed Continental Stock Transfer & Trust Company as the Transfer Agent for its common stock on March 19, 2008

Debentures payable

Pursuant to the terms of the second $1.25 million debenture, the Company filed a registration statement covering the common shares to be issued upon conversion of the debenture. The registration statement was effective January 4, 2008. Included in the registration statement are 2.25 million common shares issuable upon conversion of the $333,971 balance of the First $1.25 million debenture and 4.25 million common shares issuable on the Second $1.25 million debenture based on current market prices and assuming full conversion of the convertible debentures.

Subsequent to December 31, 2007 Golden Gate converted $273,000 of the First $1.25 million debenture into 1,556,930 shares of the Company’s common stock leaving a balance of $60,971 on the debenture. Golden Gate also converted $351 of the $100,000 4 ¾% debenture into 3,511 Company’s common stock at a price of $10.90 per share and exercised warrants for 196,489 shares of the Company’s common stock. Accordingly 200,000 shares were issued from the conversion and the exercise of the warrants, $38,270 was received from the warrants exercised and the 4 ¾% debenture balance was reduced to $99,053.

In accordance with the terms of the second $1.25 million debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on four occasions, January 23, March 6, 14 and 18, 2008. On each of the four occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those four occasions only.

Common stock and paid in capital

Under the terms of the Concordia consulting agreement, Concordia exercised an option to purchase 209,677 shares of common stock at the agreed exercise price of $.05. Warrants attached to common stock were exercised for $56,000 and 1,120,000 common shares were issued at $.05 per share.

Concordia was issued 206,557 shares of common stock in payments for services under the consulting agreement. Additionally common shares totaling 159,115 were issued to vendors in payment of $35,000 for services.

Recent Accounting Pronouncements:

The following are summaries of recent accounting pronouncements that are relevant to the Company:

In December 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

 In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not have such subsidiaries therefore the adoption of the provisions of SFAS No. 160 will not affect our results of operations or financial position.

 In February 2007 FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure certain financial instruments and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to materially impact our results of operations or financial position.

Also in September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We do not have such plans therefore the adoption of the provisions of SFAS 158 will not affect our results of operations or financial position.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007 and the adoption did not have a material effect on its financial statements and related disclosures.

ITEM 7. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Martin Keating	66	Chief Executive Officer, Director
Vivek Bhaman	41	President, Chief Operating Officer, Director
Lawrence Field	48	Director
John O’Connor	53	Director
Victor F. Keen	66	Director

Martin Keating has been the President, Chief Executive Officer and a director of 3DIcon since 1998. Previously, Mr. Keating organized and managed private placement limited partnerships, ranging from real estate development to motion picture financing. Mr. Keating was also general counsel and director of investor relations for CIS Technologies, then a NASDAQ company. Mr. Keating is an attorney licensed to practice law in Oklahoma and Texas.

Vivek Bhaman has been the President and Chief Operating Officer of 3DIcon since May 2007. He has held leadership positions in VeriFone/Hewlett-Packard, and with global media giants Omnicom Group and the Interpublic Group. His experience includes consumer and business technologies such as cell phones and secure e-commerce transaction systems for VeriFone/HP, where he was responsible for launching and managing the Asia-Pacific operations of the Electronic Commerce division. His involvement extended from development to marketing/sales. Prior to joining 3DIcon, Mr. Bhaman successfully led the startup and marketing operations for an enterprise-software technology company, including its acquisition of marquee customers Walt Disney, Southern California Edison, and Freeman Group. Mr. Bhaman holds a Bachelors Degree in Engineering and an MBA with specializations in Marketing and Finance.

Mr. Lawrence Field was appointed to the Board of Directors of 3DIcon Corporation in October 2007. Mr. Field is the cofounder and managing director of Regent Private Capital LLC, an investment management firm that invests globally through offices in New York City and Tulsa. Prior to co-founding Regent Private Capital LLC, Mr. Field was vice president of Capital Advisors, Inc., an investment management firm. Mr. Field holds a B.S. degree from the University of Texas at Austin.

John O’Connor has been a director of 3DIcon since October 2006. Since 1981, Mr. O’Connor has practiced law in Oklahoma, concentrating in the areas of corporate and commercial law. Mr. O’Connor served as President of the law firm of Newton, O’Connor, Turner & Ketchum from 2001 to 2005 and has served as its Chairman from 2001 to present.

Mr. Victor F. Keen was appointed to the Board of Directors of 3DIcon Corporation in November 2007. Until March 1, 2007, Mr. Keen served as the chair of the Tax Practice Group at Duane Morris. He is currently of counsel to the firm. Mr. Keen has served on the board of directors of Research Frontiers, Inc. (“Research Frontiers”) for over 10 years. He has been chair of the compensation committee of Research Frontiers for the last 5 years.

Audit Committee

On February 25, 2008, the Board of Directors created an Audit Committee comprising Mr. Lawrence Field (Chair) and Mr. Victor Keen.

Compensation Committee

On February 25, 2008, the Board of Directors created a Compensation Committee comprising Mr. Victor Keen (Chair) and Mr. Lawrence Field.

Nomination and Corporate Governance Committee

On February 25, 2008, the Board of Directors created Nominations and Corporate Governance Committee comprising Mr. Victor Keen (Chair) and Mr. Lawrence Field.

Code of Ethics

We have not adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Director Compensation

On April 27, 2007, the Company granted its three Directors 1,500,000 options exercisable at $.40 per share. The options were valued at $431,276 and were charged to operations in 2007. The estimated fair market value of the options was determined by using the Black-Scholes option pricing model. The expected dividend yield of $-0-is based on the average annual dividend yield as of the grant date. Expected volatility of 124.4% is based on the historical volatility of our stock. The risk-free interest rate of 3.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of two years is based on historical exercise behavior and expected future experience.

Employment Agreement

On April 29, 2007, Vivek Bhaman and the Company entered into an employment agreement (the “Bhaman Agreement”) pursuant to which Mr. Bhaman agreed to serve as the Company’s President and Chief Operating Officer. The Bhaman Agreement contains the following terms:

•	base salary of $250,000;

•
bonus for calendar year 2007 equal to 25% of the base salary, payable on or before March 15, 2008 (the “Payment Date”) if the Company books revenue of $500,000 for calendar year 2007 and Bhaman is an employee of the Company on the Payment Date;

•	bonus beyond calendar year 2007 shall be in the discretion of the Board of Directors;

•	participation in employee benefit plans and programs of the Company; and

•	reimbursement of reasonable expenses

The term of the Bhaman Agreement is one year commencing on May 1, 2007 and will automatically extend for successive one-year periods unless otherwise terminated by Bhaman or the Company upon 30 days notice.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2007, 2006 and 2005 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Keating CEO	2007	144,000	-	-	-	-	-	-
	2006	90,000	-	-	-	-	-	-
	2005	90,000	-	14,792	-	-		-	104,792

Vivek Bhaman, Pres. and COO	2007	166,666

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END [VIVEK, PLEASE UPDATE FOR 2007

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2007

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Martin Keating	500,000			$0.40	April 26, 2009

Vivek Bhaman	100,000	400,000		(1)	April 30, 2010

(1) Mr. Bhaman’s options are exercisable as follows: 100,000 at $0.80 per share, 200,000 at $1.00 per share and 200,000 at $1.50 per share

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of , March 28, 2008 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

	Number of Shares Beneficially		Percentage
Name of Beneficial Owner (1)	Owned	Class of Stock	Outstanding (2)
Martin Keating (3)	41,848,474	Common	30.76%
Victor F. Keen	5,206,667	Common	3.8%
Lawrence Field (4)	4,343,460	Common	-
John O’Connor (5)	1,460,000	Common	1.0%
Vivek Bhaman (6)	100,000	Common	*
All directors and executive officers as a group (5 persons)	52,958,601		38.93%

* Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o 3DIcon Corporation, 7507 S. Sandusky, Tulsa, Oklahoma 74136.

(2)
Applicable percentage ownership is based on 136,039,254 shares of common stock outstanding as of March 18, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 18 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage.

(3)	Represents (i) 38,977,452 shares of common stock owned by Mr. Keating and (ii) 1,906,272 shares of common stock owned by Mr. Keating’s wife, Judy Keating.

(4)	Represents (i) 2,718,460 shares of common stock owned by Regent Private Capital of which Mr. Lawrence Field is a principal and managing director and (ii) 1,625,000 stock options.

(5)
Represents (i) 110,000 shares of common stock owned by Mr. O’Connor, (ii) 100,000 shares of common stock owned by the John M. and Lucia D. O’Connor Revocable Living Trust over which Mr. O’Connor has voting and investment control, and (iii) 1,250,000 options to purchase common stock of the Company.

(6)	Represents 100,000 stock options

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which 3DIcon was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.

Director Independence

Of the members of the Company’s board of directors, Victor F. Keen and Lawrence Field are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 13. EXHIBITS.

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007

10.14	Registration Rights Agreement dated November 21, 2007

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $43,800 and $64,350.

Tax Fees
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: March 31, 2008	/s/ Martin Keating
Name: Martin Keating
Title: Chief Executive Officer (Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Martin Keating	Chief Executive Officer, Director (Principal Executive and Accounting Officer)	March 31, 2008.
Martin Keating

By:	/s/ Vivek Bhaman	President, Chief Operating Officer, Director	March 31, 2008.
Vivek Bhaman

By:	/s/ Lawrence Field	Director	March 31, 2008.
Lawrence Field

By:	/s/ John O’Connor	Director	March 31, 2008.
John O’Connor

By:	/s/ Victor F. Keen	Director	March 31, 2008.
Victor F. Keen

3DIcon CORPORATION
(A Development Stage Company)

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
3DIcon Corporation

We have audited the accompanying balance sheets of 3DIcon Corporation (a Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage organization, having no revenues and insufficient capital commitments to fund the development of its planned products. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of 3DIcon Corporation’s internal controls over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Tullius Taylor Sartain & Sartain LLP
Tulsa, Oklahoma
March 31, 2008

3DIcon CORPORATION
(A Development Stage Company)

BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash	$705,519	$202,431
Prepaid expenses	15,944	-

Total current assets	721,463	202,431

Net property and equipment	11,832	4,810

Debt issue costs, net	97,249	104,596

Total Assets	$830,544	$311,837

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$700,000	$565,000
Accounts payable	484,513	378,007
Accrued interest on debentures	8,854	25,578

Total current liabilities	1,193,367	968,585

Convertible debentures payable, less current maturities	558,375	225,000

Total Liabilities	1,751,742	1,193,585

Stockholders' deficiency:
Common stock $.0002 par, 250,000,000 shares authorized; 127,125,232 and 98,327,656 shares issued and outstanding at December 31, 2007 and 2006, respectively	25,425	19,666
Additional paid-in capital	6,451,906	2,568,119
Deficit accumulated during development stage	(7,398,529)	(3,469,533)

Total stockholders' deficiency	(921,198)	(881,748)

Total Liabilities and Stockholders' Deficiency	$830,544	$311,837

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years ended December 31, 2007 and 2006
And period from Inception (January 1, 2001) to December 31, 2007

	2007	2006	Inception to December 31, 2007
Income:
Sales	$-	$-	$-

Expenses:
Research and development	1,020,888	247,687	1,509,759
General and administrative	2,819,525	1,191,683	5,769,669
Interest	88,583	30,518	119,101

Total expenses	3,928,996	1,469,888	7,398,529

Net loss	$(3,928,996)	$(1,469,888)	$(7,398,529)

Loss per share:
Basic and diluted	$(.035)	$(.017)

Weighted average shares outstanding, basic
and diluted	113,468,331	88,297,738

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2007

				Deficit
				Accumulated
	Common Stock		Additional	During the
	Shares	Par Value	Paid-In Capital	Development Stage	Total
Balance, January 1, 2001 - as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Adjustment to accrue compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Adjustment to record compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Adjustment to record compensation earned but not recorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional Founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	$14,789	$1,597,959	$(1,999,645)	$(386,897)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2007

				Deficit
				Accumulated
	Common Stock		Additional	During the
	Shares	Par Value	Paid-In Capital	Development Stage	Total

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase
common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Options issued for services	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase
common stock	-	-	87,864	-	87,864
Warrants converted to purchase
common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	$25,425	$6,451,906	$(7,398,529)	$(921,198)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2007 and 2006
and period from Inception (January 1, 2001) to December 31, 2007

	2007	2006	Inception to December 31, 2007
Cash Flows from Operating Activities
Net loss	$(3,928,996)	$(1,469,888)	$(7,398,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	1,274,666	-	1,274,666
Stock issued for services	155,426	206,537	797,749
Stock issued for interest	38,351	-	38,351
Depreciation	1,734	352	2,086
Change in:
Impairment of assets	-	-	292,202
Prepaid expenses and other assets	(85,539)	(101,146)	(190,134)
Accounts payable and accrued liabilities	89,782	25,867	522,366

Net cash used in operating activities	(2,454,576)	(1,338,278)	(4,661,243)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(8,756)	(5,162)	(13,918)
Net cash used in investing activities	(8,756)	(5,162)	(13,918)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales and exercise of warrants	743,920	618,500	2,218,170
Proceeds from issuance of debentures	2,222,500	780,000	3,162,500

Net cash provided by financing activities	2,966,420	1,398,500	5,380,670

Net increase in cash	503,088	55,060	705,509
Cash, beginning of period	202,431	147,371	10

Cash, end of year	$705,519	$202,431	$705,519
Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to
common stock (net)	$1,677,183	$150,000	$1,827,183
Cash paid for interest	$52,535	$4,940	$107,990

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006 and period from inception
(January 1, 2001) to December 31, 2007

Note 1 - Organization and Operations

Organization

3DIcon Corporation (the “Company”) was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001, and the financial information presented is from that date through the current period. The Company has accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. From January 1, 2001, the Company's primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

The mission of the Company is to pursue, develop and market full-color, 360-degree person-to-person holographic technology. Its primary focus is to invest and participate in the commercialization of optical holographic technologies now planned and/or under development, particularly those employing derivative broadband, satellite-based systems. At this time, the Company owns no intellectual property rights in holographic technologies and has no contracts or agreements pending to acquire such rights.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has no source of revenue to fund the development of its planned product or to pay operating expenses. This has resulted in the Company realizing a cumulative net loss of $7,398,529 for the period from inception (January 1, 2001) to December 31, 2007, and a net loss of $3,928,996 and $1,469,888 for the years ended December 31, 2007 and 2006, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 1 - Organization and Operations (continued)

Uncertainties (continued)

Management plans to fund the future operations of the Company with the available cash of $705,519 and the proceeds from exercise of stock warrants of up to $307,792 in 2008. Further, the Company has negotiated funding from Golden Gate Investors, Inc. Under the terms of the debentures, Golden gate will advance an additional $1,125,000 to the Company in 2008 (see Note 6). Additionally the Company is continuing to pursue additional capitalization through Rule 144 stock sales, debentures, and other venture capital investments. There is also the possibility of revenue in 2008 from sales and licensing of the Company’s products.

Note 2 - Summary of Significant Accounting Policies

Research and development

Research and development costs, including payments made to the University of Oklahoma pursuant to the Sponsored Research Agreement, are expensed as incurred. (Note 4)

Stock-based compensation

The Company accounts for stock-based compensation arrangements for employees in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments. The Company recognizes expenses for employee services received in exchange for stock based compensation on the grant-date fair value of the shares awarded. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and the related Emerging Issues Task Force (EITF) Consensuses.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

Note 2 - Summary of Significant Accounting Policies (continued)

Net income (loss) per common share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per common share is based on the weighted-average outstanding common shares. Diluted net income (loss) per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures. Due to the Company’s losses, such potentially dilutive securities are anti dilutive for all periods presented. The weighted average number of potentially dilutive shares is 10,935,382 and 14,705,000 for the years ended December 31, 2007 and 2006, respectively.

Use of estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Debt issue costs

The Company defers and amortizes the legal and filing fees associated with long-term debt that is issued. These costs are primarily related to the convertible debentures, the majority of which have a three year term. The amortization is charged to operations over the three year term and then adjusted quarterly for debenture conversions to common stock. The quarterly adjustment is charged to paid in capital.

Fair value of financial instruments

 The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
Current assets and current liabilities - The carrying value approximates fair value due to the short maturity of these items.

Debentures payable - The fair value of the Company's debentures payable has been estimated by the Company based upon the liability’s characteristics, including interest rate. The carrying value approximates fair value.

Note 3 - Recent Accounting Pronouncements

The following are summaries of recent accounting pronouncements that are relevant to the Company:

In December 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

 In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not have such subsidiaries therefore the adoption of the provisions of SFAS No. 160 will not affect our results of operations or financial position.

 In February 2007 FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure certain financial instruments and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to materially impact our results of operations or financial position.

Note 3 - Recent Accounting Pronouncements (continued)

Also in September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We do not have such plans therefore the adoption of the provisions of SFAS 158 will not affect our results of operations or financial position.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007 and the adoption did not have a material effect on its financial statements and related disclosures.
.
Note 4 - Sponsored Research Agreement (SRA)

On April 20, 2004, the Company entered into a SRA entitled "Investigation of Emerging Digital Holography Technologies" (Phase I) with the University of Oklahoma - Tulsa (“University”), which expired October 19, 2004. The Company paid the University $14,116 pursuant to this agreement. On July 15, 2005, the Company entered into a SRA with the University (Phase II), which expired January 14, 2007. Under this agreement the University conducted a research project entitled "Investigation of Emerging 3-Dimensional Display Technologies" and the Company agreed to pay the University $453,584 at various dates from November 10, 2005 through July 15, 2006 to cover the costs of the research. The final payment of $226,792, due on July 15, 2006, was not paid and the agreement was modified in November 2006 to provide $125,259 additional funding, extend the term of the agreement through March 31, 2007, and revise the payment schedule to combine the July 15, 2006 remaining balance due of $226,792 with the additional funding into a revised payment schedule. Under the terms of the agreement the Company agreed to pay the combined remaining obligation of $352,052 in four equal installments of $88,013 on December 31, 2006 through March 31, 2007.

On February 23, 2007 the Company entered into a SRA with the University (Phase III) which expires March 31, 2010. Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies. The Company will pay the University $3,468,595 payable in monthly installment ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010, an aggregate commitment of $4,047,439.

Note 5 - Consulting Agreements

Concordia Financial Group

The Company signed an Independent Consultant Agreement with Concordia Financial Group (“Concordia”) on August 7, 2007 to memorialize an oral agreement for consultant services that Concordia has performed since November 16, 2005, and continued through October 31, 2007 when it was terminated. Under the terms of the agreement Concordia assisted the Company by reviewing and evaluating the Company’s plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advised with respect to effective registration of offerings of Company securities and listing of the Company on the OTC Bulletin Board, the management team, the Company’s development of near and long-term budgets, marketing strategies and plans, and assisted in presentations related to the above services. The Company paid Concordia $74,460 in 2007. As additional consideration for business strategy consulting services, the Company granted Concordia options to purchase 5 million shares of Company stock with an exercise price of $0.05 per share. The options were valued at $843,390 and were charged to operations in 2007. The estimated fair market value of the options was determined by using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield as of the grant date. Expected volatility of 147.83% is based on the historical volatility of our stock. The risk-free interest rate of 3.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of two years is based on historical exercise behavior and expected future experience.  (See Note 7)

The Company entered into a new one year Independent Consulting Agreement with Concordia effective November 1, 2007. Under the new agreement Concordia will serve as liaison to Golden Gate Investors, Inc. and provide business strategy services similar to those provided under the previous agreement. Concordia will be paid a monthly fee of $15,750. Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia’s monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month. Market is defined as the five day average of closing prices immediately proceeding the last business day of the calendar month in which the invoiced services were rendered. Additionally, 3DIcon paid Concordia approximately $40,540 for services during the period November 1, 2007 to December 31, 2007.

In addition to the cash compensation, and conditioned upon terms of the agreement, the Company may grant Concordia on May 1, 2008 and October 1, 2008, the option to purchase 250,000 shares of the Company stock, for a total of 500,000 options, at an exercise price of the average closing price of the stock for the five trading days prior to November 1, 2007 ($.37 per share). The shares, upon exercise will be freely tradable. The options expire on the third anniversary of the grant dates. The estimated fair value of the options is $130,430 which will be recognized in the period earned under the terms of the agreement. (See Note 7)

Note 5 - Consulting Agreements (continued)

Each grant of options to purchase shares is conditioned upon the Board’s assessment, satisfaction and approval of Concordia’s performance to the grant date. There were no charges to expense in relation to the options in 2007.

Innovation Drive, Inc.

Pursuant to a consulting agreement effective November 1, 2007 signed with Innovation Drive, Inc (“IDI”) the Company engaged IDI (1) to assist in opportunities with the federal government in R & D opportunities and eventually in sales funding; (2) become a subcontractor to prime contractors; (3) investigate, explore and capture multi-agency and/or multi-organizational teaming opportunities to generate a variety of program (and funding) opportunities; and (4) develop and distribute to targeted audiences in Washington materials to generate brand recognition. The Company will pay a monthly fee of $15,000 payable $5,000 in cash and $10,000 in shares of Company stock until the first contract is signed and thereafter 50% cash and 50% Company stock. The shares issued under the agreement will be issued to Carla R. York, CEO of IDI and discounted 25% from a twenty day moving average prior to the invoice date. Additionally a contract fee ranging from $20,000 to $30,000 will be paid on contracts greater than $200,000 and a fee ranging from $35,000 to $45,000 on contracts greater than $500,000. The variance in fees is based on a contract being awarded within 120 days or within 150 days. If a contract is not awarded within 150 days, the fee is 3% of the contract amount. The agreement is for one year and is automatically extended on a month-to-month basis unless terminated by either party.

LIB Holdings, Inc

Pursuant to a letter agreement signed October 1, 2007, LIB Holdings, Inc. (“LIB”) agreed to provide marketing and public relation services which includes (1) assistance with development of written and verbal company communications; (2) assistance with the development and maintenance of relevant and current information on the Company web site; (3) creation of media opportunities for visibility of the Company technologies; and (4) assisting with logistics and other arrangements for Company events. The Company agreed to pay a monthly fee of $3,000 payable in registered shares of the company stock. The number of shares to be issued is based on the 20 day average of the closing price immediately preceding the last day of the calendar month for which the fee is due. As additional compensation LIB was issued 150,000 restricted shares of the Company’s common stock. The restricted shares were valued consistent with other shares issued for services at $4,625. The agreement is for one year and is automatically extended on a month-to-month basis unless terminated by either party.

Corporate Profile LLC

Pursuant to a letter agreement signed October 1, 2007 Corporate Profile LLC agreed to provide investor relation services. The Company agreed to pay a monthly fee of $3,000. The agreement is for one year and is automatically extended on a month-to-month basis unless terminated by either party.

Note 6 - Debentures Payable

Debentures payable consist of the following:

	2007	2006
Senior Convertible Debentures:
8.0% Debenture due 2006	$-	$135,000
9.75% Debentures due 2008	700,000	-
6.25% Debentures due 2009	333,971	125,000
6.25% Debentures due 2010	125,000	-
4.75% Debentures due 2011	99,404	100,000
	1,258,375	360,000

8.00% Unsecured Debentures due 2007	-	430,000

Total Debentures	1,258,375	790,000

Less Current Maturities	(700,000)	(565,000)

Long-term Debentures	$558,375	$225,000

8% Senior convertible debentures due 2006

The Company issued convertible debentures aggregating $160,000 during 2005 and issued an additional $125,000 during 2006 at par value for cash. The debentures bore interest at 8% per annum, and were due no later than December 31, 2007. During 2007 and 2006 debentures totaling $135,000 and $150,000 were converted to 2,700,000 and 3,000,000 shares respectively, of common stock. Upon conversion, the Company paid all accrued interest totaling $18,128. The Company issued 247,140 shares at $0.05 per share in payment of $12,357 of accrued interest and the balance of $5,771 was paid in cash.

8% Unsecured debentures due 2007

As of December 31, 2006 the Company had issued $430,000 unsecured convertible debentures at par value for cash. The debentures bore interest at 8% per annum, were convertible to common shares at $0.40 per share and were due no later than March 31, 2007. The Company was not able to retire the debentures by the due date and as a result the Company was in default. As a result of the default, the debentures were due in cash on the demand of the holders, but could be converted into common stock at a conversion price of $0.05 at the request of the holders at anytime. The holders elected to convert the $430,000 of debentures into 8.6 million shares of Common Stock and additionally received 519,886 shares of Common Stock for the $25,994 interest accrued on the debentures.

Note 6 - Debentures Payable (continued)

Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Golden Gate Investors, Inc. (“Golden Gate”) on November 3, 2006, as amended on December 15, 2006 and February 6, 2007, for the sale of a 6.25% convertible debenture in the principal amount of $1,250,000. The Company agreed to file a registration statement with the SEC for the resale of the common stock underlying the debenture. The registration statement became effective on July 3, 2007. Under the terms of the Purchase Agreement, Golden Gate advanced $125,000 during 2006 and converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007 at $0.35 per share. Pursuant to the Securities Purchase Agreement, Golden Gate provided the Company with an additional $312,500 of debenture funding upon effectiveness of the registration statement and converted the $312,500 debenture into 892,857 shares of common stock on July 17, 2007 at $0.35 per share. The remaining $812,500 of the $1.25 million debenture was placed with an escrow agent during 2007. During the remainder of 2007 $400,000 was released and $412,500 remains available. At various dates after the effectiveness of the registration statement, $478,529 of the debenture were converted into 2,097,406 shares of common stock at prices ranging from $0.20 to $0.26 based on the formula in the convertible debenture. After the conversion to common stock, $333,971 of the $1,250,000 debenture remains outstanding.

Pursuant to the terms of the Purchase Agreement, on October 24, 2007, at such time as the principal balance of the First Debenture was less than $400,000, the Company provided Golden Gate with written notice that it desired to require Golden Gate to purchase the second debenture. Golden Gate advanced $125,000 on the second $1.25 million debenture on November 9, 2007. On November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 to Golden Gate (the “Second Debenture”). Pursuant to the terms of the Second Debenture, Golden Gate may, at its election, convert all or a part of the Second Debenture into shares of the Company’s common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden Gate’s election to convert, subject to adjustment as provided in the Second Debenture. In addition, pursuant to the terms of the Second Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Second Debenture. The registration statement became effective on January 4, 2008.

Note 6 - Debentures Payable (continued)

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share. The Second Debenture is secured by the pledge of 11 million shares of common stock held by Martin Keating, the Chairman of the Company. In the event of default and the Company has not repaid all outstanding principal and accrued interest, along with liquidating damages of $250,000 within one day of default, Golden Gate shall have the right to immediately sell the pledged shares in satisfaction of any amounts of principal and interest owing under the Second Debenture. (See Note -10 Subsequent events)

On November 3, 2006, the Company also issued to Golden Gate a 4¾% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90. Golden Gate converted $596 of the $100,000 debenture into 244,045 shares of common stock on December 4, 2007 at $0.002 per share and exercised warrants to purchase 5,956 shares of common stock at $10.90 per share. The Company received $64,920 from the exercise of the warrants.

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate Investors which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company agreed to file a registration statement with the SEC within three days of closing for the resale of the common stock underlying the $1.25 million convertible debenture, which was issued to Golden Gate Investors on November 3, 2006. The Company received gross proceeds of $700,000 from the sale of the aforementioned debenture.

The debenture may be converted, at Golden Gate’s option, in whole or in part, into restricted shares of the Company’s common stock. The conversion price will be $0.28 until the earlier of, the Company’s shares trading on the OTC Bulletin Board or other trading market that the SEC recognizes as a trading market, or January 1, 2008.  Subsequently, the conversion price is equal to 72% of the average of the five lowest volume weighted average prices for the common stock for the 20 trading days prior to the conversion date. The convertible debenture matures June 11, 2008; subject to an option held by Golden Gate to extend the maturity for one period of six months. Interest on the convertible debenture is payable monthly in cash.

Interest on the 6¼% convertible debentures is payable monthly in cash or, at Golden Gate’s option, in shares of common stock of the Company valued at the then applicable conversion price. The initial $1.25 million convertible debenture is convertible into the number of the shares of common stock equal to the dollar amount of the debenture divided by the conversion price.

Note 6 - Debentures Payable (continued)

The conversion price for the initial $1.25 million convertible debenture is (1) $.35 per share until the common stock is quoted on the OTC Bulletin Board or otherwise trading on the NASDAQ or a national securities exchange and (2) thereafter the lesser of (i) $2.00 or, (ii) 70% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. The conversion price for the second $1.25 million convertible debenture is (1) $.35 per share until the common stock is quoted on the OTC Bulletin Board or otherwise listed as trading on the NASDAQ or a national securities exchange and thereafter (2) the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. The conversion price for the $100,000 convertible debenture is $.35 per share until the earlier of January 1, 2008 or the date the common stock is quoted on the OTC Bulletin Board or otherwise listed as trading on the NASDAQ or a national securities exchange and thereafter, the lesser of (i) $4.00 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden Gate elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $0.75, the Company shall have the right to prepay that portion of the debenture that Golden Gate elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

Debentures payable-related party

Judith F. Keating, the Secretary of the Company and the wife of Martin Keating, Chairman and CEO of the Company, advanced the Company $272,500 for working capital during 2007. The Company issued convertible debentures for the amounts advanced. The debentures were converted into 2,732,750 shares of common stock effective March 2, 2007.

Note 7 - Common Stock and Paid-In Capital

At various dates throughout 2006, the Company sold 200,000 shares of common stock with warrants attached for $.25 per share pursuant to an exempt offering. Each subscriber received one share of common stock with two separate warrants to purchase additional shares of Rule 144 stock as follows: (a) ten times the number of shares within one year of the date subscribed at $.025 per share and (b) another ten times the number of shares within two years of the date subscribed at $.05 per share. Warrants not exercised under their terms will be terminated.

At various dates throughout 2007 and 2006, the Company issued 7,380,000 and 6,260,000 shares, respectively, of its common stock pursuant to the exercise of $.05 warrants by non-employees. The Company received $369,000 and $313,000, respectively, in cash.

At various dates throughout 2007 and 2006, the Company issued 1,200,000 and 10,220,000, respectively, of its common stock pursuant to the exercise of $.025 warrants by non-employees. The Company received $30,000 and $255,500, respectively, in cash.

Note 7 - Common Stock and Paid-In Capital (continued)

Pursuant to a Subscription Agreement dated October 12, 2007, the Company sold 1,188,960 shares of the Company’s common stock at a per share price equal to 75% of the average closing price during the five (5) days prior to the signing ($.31 per share) and warrants to purchase 594,480 shares of its common stock at a price of $.40 per share from October 12, 2007 through October 11, 2008, or $.50 per share from October 12, 2008 through October 11, 2009 to two accredited individuals. The Company received $280,000 in cash from the sale. The warrants terminate October 11, 2009.

As of December 31, 2007, there are warrants outstanding to purchase 1,400,000 shares of common stock at $.05 per share expiring at various dates throughout 2008 and 594,480 warrants to purchase common stock at a price of $.40 per share from October 12, 2007 through October 11, 2008, or $.50 per share from October 12, 2008 through October 11, 2009.

Common stock and options issued for services

During 2007 shares of common stock totaling 817,727 were issued for legal and consulting services for which the Company recognized $155,426 of expense. During 2006, 1,100,000 shares of common stock were issued for consulting services for which the Company recognized $15,437 of expense. Additionally, the Company issued 2,700,000 shares of common stock at various dates throughout 2006 to its President and Chief Executive Officer for services rendered. The Company issued 900,000 shares at various dates throughout 2006 to its employee for services rendered. The shares are valued based upon invoices received, if applicable or using the same discount structure as the other common stock transactions and ranged from $0.04 to $0.35 during 2007 and $0.01 to $0.09 during 2006. The Company recognized $191,100 in compensation expense in 2006 related to these transactions.

Options granted

On April 27, 2007, the Company granted its three Directors 1,500,000 options exercisable at $.40 per share. The options were valued at $431,276 and were charged to operations in 2007. The estimated fair value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 124.4% is based on the historical volatility of our stock. The risk-free interest rate of 3.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of two years is based on historical exercise behavior and expected future experience.

Note 7 - Common Stock and Paid-In Capital (continued)

The following summary reflects warrant and option activity for the year ended December 31, 2007:

	Attached Warrants	Golden Gate Warrants	Options

Outstanding December 31, 2006	10,880,000	1,000,000	-
Granted	594,480	-	6,500,000
Exercised	(8,580,000)	(244,045)	(250,000)
Cancelled	(900,000)	-	-
Outstanding December 31, 2007	1,994,480	755,955	6,250,000

Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are granted. Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

The estimated fair value of options for our common stock granted was determined using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.

Common stock rights

Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Shares of common stock do not have cumulative voting rights. Holders of record of shares of common stock are entitled to receive dividends when and if declared by the board of directors. To date, the Company has not paid cash dividends. The Company intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

Note 7 - Common Stock and Paid-In Capital (continued)

Any future determination as to the payment of cash dividends will depend on future earnings, results of operations, capital requirements, financial condition and such other factors as the board of directors may consider. Upon any liquidation, dissolution or termination of the Company, holders of shares of common stock are entitled to receive a pro rata distribution of the assets of the Company after liabilities are paid.

Holders of common stock do not have pre-emptive rights to subscribe for or to purchase any stock, obligations or other securities of 3DIcon.

Note 8 - Incentive Stock Plan

In August 2007 the Company established 3DIcon Corporation 2007 Incentive Stock Plan (the "Plan"). The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed eight million (8,000,000) shares. The shares are included in a registration statement filed August 7, 2007 which registered shares totaling fifteen million shares.

Note 9 - Income Taxes

At December 31, 2007 and 2006, the Company had accumulated net operating losses of approximately $6,650,000 and $3,115,000, respectively, available to reduce future federal and state taxable income. Unless utilized, the loss carryforward amounts will begin to expire in 2014.

Deferred tax assets resulting from the operating loss carryforward, are reduced by a valuation allowance.

The deferred tax asset consisted of the following:

	December 31, 2007	December 31, 2006
Loss carry forward amount	$6,650,000	$3,115,000
Effective tax rate	38%	38%
Deferred tax asset	2,527,000	1,183,700
Less valuation allowance	(2,527,000)	(1,183,700)
Net deferred taxes	$-	$-

Note 10 - Related party transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.

Note 11 - Subsequent events

Debentures payable

Pursuant to the terms of the second $1.25 million debenture, the Company filed a registration statement covering the shares to be issued upon conversion of the debenture. The registration statement was effective January 4, 2008. Included in the registration statement are 2.25 million shares issuable upon conversion of the $333,971 balance of the First Debenture and 4.25 million shares issuable on the Second Debenture based on current market prices and assuming full conversion of the convertible debentures.

Subsequent to December 31, 2007 Golden Gate converted $273,000 of the First Debenture into 1,556,930 shares of the Company’s common stock leaving a balance of $60,971 on the debenture. Golden Gate also converted $351 of the $100,000 4.75% debenture into 3,511 shares of the Company’s common stock at a price of $10.90 per share and exercised warrants for 196,489 shares of the Company’s common stock. Accordingly 200,000 shares were issued from the conversion and the exercise of the warrants, $38,270 was received from the warrants exercised and the 4.75% debenture balance was reduced to $99,053.

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on four occasions, January 23, March 6, 14 and 18, 2008. On each of the four occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those four occasions only.

Common stock and paid in capital

Under the terms of the Concordia consulting agreement (Note 5), Concordia exercised options to purchase 209,677 shares of common stock at the agreed exercise price of $.05. Warrants attached to common stock (Note 7) were exercised for $56,000 and 1,120,000 shares of common stock were issued at $.05 per share.

Concordia was issued 206,557 shares of common stock in payment for services under the consulting agreement. Additionally common shares totaling 159,115 were issued to vendors in payment of $35,000 for services.