Form 10-Q
period 2008-03-31
3DICON CORP
filed 2008-05-15
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-143761

3DICON CORPORATION
(Exact Name of small business issuer as specified in its charter)

Oklahoma	73-1479206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7507 S. Sandusky Avenue, Tulsa, OK 74136
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (918) 492-5082

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 13, 2008, the issuer had 137,001,997 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	5

Statements of Operations for the three months ended March 31, 2008 and 2007 and for period from inception (January 1, 2001) to March 31, 2008	6

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to March 31, 2008	7

Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and the period from inception (January 1, 2001) to March 31, 2008 (Unaudited)	10

Notes to Financial Statements, March 31, 2008 (Unaudited)	11

3DIcon CORPORATION
(A Development Stage Company)

BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets:
Cash	$879,437	$705,519
Prepaid insurance	7,604	15,944

Total current assets	887,041	721,463

Property and equipment, net	16,503	11,832

Debt issue costs, net	87,169	97,249

Total assets	$990,713	$830,544

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$700,000	$700,000
Accounts payable	604,552	484,513
Accrued interest on debentures	11,299	8,854

Total current liabilities	1,315,851	1,193,367

Convertible debentures payable, less current maturities	1,031,237	558,375

Total liabilities	2,347,088	1,751,742

Stockholders' deficiency:
Common stock; $.0002 par, 250,000,000 shares authorized and 138,664,850 and 127,125,232 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	27,733	25,425
Additional paid-in capital	7,265,116	6,451,906
Deficit accumulated during development stage	(8,649,224)	(7,398,529)

Total stockholders' deficiency	(1,356,375)	(921,198)

Total liabilities and stockholders' deficiency	$990,713	$830,544)

See Notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three months ended March 31, 2008 and 2007 and period
from inception (January 1, 2001) to March 31, 2008
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Inception to March 31, 2008
Income:
Sales	$-	$-	$-

Expenses:
Research and development	300,000	104,611	1,809,759
General and administrative	917,828	800,652	6,687,497
Interest	32,867	13,044	151,968

Total expenses	1,250,695	918,307	8,649,224

Net loss	$(1,250,695)	$(918,307)	$(8,649,224)

Loss per share:
Basic and diluted	$(.009)	$(.009)

Weighted average shares outstanding, basic
and diluted	136,679,793	100,940,776

See Notes to financial statements

3DIcon Corporation
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Three months ended March 31, 2008 and 2007 and period
From inception (January 1, 2001 to March 31, 2008
(Unaudited)

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

See Notes to financial statements

3DIcon Corporation
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Three months ended March 31, 2008 and 2007 and period
From inception (January 1, 2001 to March 31, 2008
(Unaudited)

				Deficit
				Accumulated
	Common	Stock	Additional	During the
	Shares	Par Value	Paid-In Capital	Development Stage	Total

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase
common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Options issued for services	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase
common stock	-	-	87,864	-	87,864
Warrants converted to purchase
common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for services	491,228	98	89,402		89,500
Options issued for services	-	-	358,397	-	358,397
Debentures converted	1,756,930	351	311,270	-	311,621

See Notes to financial statements

3DIcon Corporation
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Three months ended March 31, 2008 and 2007 and period
From inception (January 1, 2001 to March 31, 2008
(Unaudited)

Options exercised and shares
issued to escrow	8,171,460	1,635	(1,635)	-	-
Warrants converted to purchase common stock	1,120,000	224	55,776	-	56,000
Net loss for the period	-	-	-	(1,250,695)	(1,250,695)
Balance, March 31, 2008	138,664,850	$27,733	$7,265,116	$(8,649,224)	$(1,356,375)

See Notes to financial statements

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Inception to March 31, 2008
Cash Flows from Operating Activities
Net loss	$(1,250,695)	$(918,307)	$(8,649,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	447,897	1,350,000	1,722,563
Stock issued for services	-	-	797,449
Stock issued for interest	-	-	38,351
Depreciation and amortization	11,058	-	13,144
Asset impairments	-	-	292,202
Change in:
Prepaid expenses and other assets	8,340	(30,534)	(181,795)
Accounts payable and accrued liabilities	122,484	15,774	644,851

Net cash used in operating activities	(660,916)	(358,067)	(5,322,159)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(5,649)	-	(19,566)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales and exercise of warrants	94,270	114,000	2,312,439
Proceeds from issuance of debentures	746,213	192,500	3,908,713

Net cash provided by financing activities	840,483	306,500	6,221,152

Net increase (decrease) in cash	173,918	(51,567)	879,427
Cash, beginning of period	705,519	202,431	10

Cash, end of period	$879,437	$150,864	$879,437
Supplemental Disclosures

Non-Cash Investing and Financing Activities
Conversion of debentures to common stock	$273,351	$-	$2,100,534
Cash paid for interest	$32,867	$13,044	$140,857

See Notes to financial statements

Note 1 - Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the previously filed 10KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008, and the statements of its operations for the three months ended March 31, 2008 and 2007 and the period from inception (January 1, 2001) to March 31, 2008, and cash flows for the three-month periods ended March 31, 2008 and 2007, and the period from inception (January 1, 2001) to March 31, 2008, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has no source of revenue to fund the development of its planned product or to pay operating expenses. This has resulted in the Company realizing a cumulative net loss of $8,649,224 for the period from inception (January 1, 2001) to March 31, 2008. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with the $446,213 of cash in escrowed funds that will be advanced in 2008 and existing cash of $433,224. Further, the Company has negotiated funding from Golden Gate Investors, Inc. Under the terms of the debentures, Golden Gate will advance an additional $378,787 to the Company during the remainder of 2008. Additionally the Company is continuing to pursue additional capitalization through Rule 144 stock sales, debentures, and other venture capital investments. There is also the possibility of revenue in 2008 from sales and licensing of the Company’s products.

Note 2 - Recent Accounting Pronouncements

The following are summaries of recent accounting pronouncements that are relevant to the Company:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except for certain nonfinancial assets and nonfinancial liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Also in February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amends SFAS No. 157, to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP FAS 157-1 is effective with the initial adoption of SFAS 157. The adoption of SFAS 157 did not have a material effect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s year that begins January 1, 2008. The adoption of SFAS 159 did not have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. (“SFAS 161”) SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently assessing the potential impact that the adoption of SFAS 161 could have on our financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Note 2 - Recent Accounting Pronouncements (continued)

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Note 3 - Sponsored Research Agreement (“SRA”)

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

On February 23, 2007 the Company entered into a SRA with the University (Phase III) which expires March 31, 2010. Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies. The Company will pay the University $3,468,595 payable in monthly installment ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010, an aggregate commitment of $4,047,439. During the three- month periods ended March 31, 2008 and 2007, the Company paid the University $300,000 and $104,611, respectively pursuant to the SRA.

Note 4 - Debentures Payable

Debentures payable consist of the following:

	March 31, 2008	December 31, 2007

Senior Convertible Debentures:
9.75% Debenture due June 2008	$700,000	$700,000
6.25% Debenture due 2009	60,971	333,971
6.25% Debenture due 2010	871,213	125,000
4.75% Debentures due 2011	99,053	99,404
Total Debentures	1,731,237	1,258,375
Less - Current Maturities	(700,000)	(700,000))
Long-term Debentures	$1,031,237	$558,375

Securities Purchase Agreement

6.25% Convertible Debenture due 2009

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Golden Gate Investors, Inc. (“Golden Gate”) on November 3, 2006, as amended on December 15, 2006 and February 6, 2007, for the sale of a 6.25% convertible debenture in the principal amount of $1,250,000 (“First Debenture.”) The Company agreed to file a registration statement with the SEC for the resale of the common stock underlying the debenture. The registration statement became effective on July 3, 2007. Under the terms of the Purchase Agreement, Golden Gate advanced $125,000 during 2006 and converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007 at $0.35 per share. Pursuant to the Securities Purchase Agreement, Golden Gate provided the Company with an additional $312,500 of debenture funding upon effectiveness of the registration statement and converted the $312,500 debenture into 892,857 shares of common stock on July 17, 2007 at $0.35 per share. The remaining $812,500 of the $1.25 million debenture was placed with an escrow agent during 2007. During the remainder of 2007 $400,000 was released. Additionally $400,000 was released in 2008 and $12,500 remains available. At various dates during 2007, $1,189,029 of the debenture was converted into 4,904,335 shares of common stock at prices ranging from $0.17 to $0.26 based on the formula in the convertible debenture. After the conversion to common stock, $60,971 of the $1,250,000 debenture remains outstanding.

6.25% Convertible Debenture due 2010

Pursuant to the terms of the Purchase Agreement, on October 24, 2007, at such time as the principal balance of the First Debenture was less than $400,000, the Company provided Golden Gate with written notice that it desired to require Golden Gate to purchase the second debenture. Golden Gate advanced $125,000 on the second $1.25 million debenture in November 2007. Additionally, Golden Gate advanced $312,500 directly to the Company and $433,713 to an escrow account on the Second Debenture in January 2008. As of March 31, 2008, Golden Gate has funded an aggregate of $871,213 on the Second Debenture. Golden Gate will be obligated to fund the Company for the remaining $378,787 in principal on the Second Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Second Debenture. Under the terms of the Securities Purchase Agreement, the escrowed funds are available to be advanced to the Company at the rate of $200,000 per month beginning March 1, 2008. As of March 31, 2008 the Company has not received advances from the escrowed funds from the second $1,250,000 debenture.

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

4.75% Convertible Debenture due 2011

On November 3, 2006, the Company also issued to Golden Gate a 4¾% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. Golden Gate converted $351 of the $100,000 debenture into 196,489 shares of common stock on February 22, 2008 at $0.002 per share and exercised warrants to purchase 3,511 shares of common stock at $10.90 per share. The Company received $38,269 from the exercise of the warrants.

Note 5 - Common Stock and Paid-In Capital

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

As of March 31, 2008, there are warrants outstanding to purchase 200,000 shares of common stock at $.05 per share expiring in April 2008 and 594,480 warrants to purchase common stock at a price of $.40 per share from October 12, 2007 through October 11, 2008, or $.50 per share from October 12, 2008 through October 11, 2009.

Common stock and options issued for services

During the first quarter of 2008 shares of common stock totaling 491,228 were issued for consulting services for which the Company recognized $89,500 of expense. In the first quarter of 2007 options to purchase up to 2,500,000 shares at $0.05 were issued for consulting services. The Company recognized $575,000 of expense based on a value of $0.23 per share.

Options exercised

Under the terms of the Concordia consulting agreement, Concordia exercised 250,000 cashless options to purchase 209,677 shares of common stock at the agreed exercise price of $.05.

Options granted

On February 25, 2008, the Company agreed to compensate Board members who are not employees of the Corporation with options to purchase registered stock of the corporation equaling the value of $100,000 each; using standard evaluation methods, the Board granted 687,189 vested options each to three directors; the exercise price for each option is $0.24 per share. The options expire at the end of ten years. The $300,000 compensation is for services on the Board during all or part of the calendar year 2008 and is deemed fully earned on the date of the grant. Operations were charged with $300,000 for the three months ending March 31, 2008. The estimated fair market value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 71.33% is based on the historical volatility of the stock since July 25, 2007, the day the company began trading on the Over the counter Bulletin Board. The risk-free interest rate of 3.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

The following summary reflects warrant and option activity for the quarter ended March 31, 2008:

	Attached Warrants	Golden Gate Warrants	Options
Outstanding December 31, 2007	1,914,480	755,955	6,250,000
Granted	-	-	2,061,567
Exercised	(1,120,000)	(3,511)	(250,000)
Cancelled	-	-	-
Outstanding March 31, 2008	794,480	755,955	8,061,567

Note 6 - Related party transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the three months ended March 31, 2008, the Company incurred legal fees of $56,116 to Newton O’Connor, Turner & Ketchum. During the three months ended March 31, 2007, the Company incurred legal fees of $62,089 from Newton, O’Connor, Turner & Ketchum.

Note 7 - Subsequent events

Debentures payable

On April 8, 2008 Golden Gate Investor, Inc. converted $275 of the 4.75% debenture into 185,353 common shares and exercised warrants for 2,750 shares of common stock for $29,975 in cash. On April 16, 2008 Golden Gate Investors, Inc converted the $60,971 remaining balance of the 6.75% debenture into 504,643 shares of common stock.

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on four occasions, in the first quarter. Additionally the stock continues to trade at $0.21 or lower subsequent to March 31, 2008. On each of the occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Office Lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At March 31, 2008, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2008	$15,624
2009	27,071
2010	27,570
2011	11,575

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Progress on Research and Development Activities

The research team at OU filed 2 new patent applications in the first quarter of 2008 and converted one from a provisional to a utility filing.

Under the aegis of the SRA, the University has filed the following Patent Applications. The Utility Patents have been converted and consolidated from the previously filed Provisional Applications.

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing
Swept Volume Display	Swept Volume Display	September 2006

Colorful Translation Light Surface 3D Display Colorful Translation 3D Volumetric Display 3D Light Surface Display	Light Surface Display for Rendering Three-Dimensional Image (Combined)	April 2007
Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display for Rendering Three-Dimensional Image (Combined)	April 2007
Computer System Interaction with DMD	Computer System Interaction with DMD	January 2008
Virtual Moving Screen for Rendering Three Dimensional Image	Utility Patent Application to be filed	January 2008 (Provisional)
Optically Controlled Light Emitting…and System for Optically Written 2D and 3D Displays	Utility Patent Application to be filed	April 2008 (Provisional)

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

Our research and development objectives for the 2008 calendar year are as follows. The work will mainly be done by researchers, faculty and selected graduate or doctoral level students at the University of Oklahoma with oversight by 3DIcon personnel:

I. Swept Volume Display (SVD)

•	Provide Stage II of Swept Volume demonstration of technology as described above by the end of 2008
•	Investigate technical feasibility of developing large format 3D displays employing the 3D SVD technology developed thus far
•	Investigate the use of multiple time-synchronized panes for improved stability
•	Create “opacity” also understood as “blocking” or “directionality”

II. Static Volumetric Display and Nano-materials

•	Complete the optical improvements for green-color nano-size up-conversion materials
•	Commence work on development of blue and red nano-size up-conversion materials
•	Synthesize near transparent projection medium suitable for dispersion of nano-particles
•	Investigate the use of additional technologies for development of image space that enhance the commercialization of the technology
•	Demonstrate improvements in optical properties for transparent projection material , dispersed with nano-particles - 1st color

III. By-Product Technologies

•	Generate revenue from Pixel Precision™ the DMD Control Software for DMD Application development markets
•	Develop next generation of Pixel Precision™ software for controlling multiple DMDs as well as for controlling the next generation of the DMD-Discovery™ series

Hiring of Manager Projects:

In March 2008, the Company hired Mr. Luis Paez as Manager Projects. Mr. Paez has a B.S. in Electric Engineering from the University of South Florida. He has a proven track record of handling diverse projects and assignments across several countries.

Mr. Paez will be responsible for overseeing the research and handling day-to-day liaison with the University. He will also be responsible for several aspects of the Company’s operations and Pixel Precision. He reports to the President.

This position does not qualify as an “Officer” or “Director” as defined by the Securities & Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenue

The Company has launched its first software product PixelPrecision™. The company has appointed Digital Light Innovations for the sales and distribution of this product in March 2008. None of our other technologies have advanced to the point where a production/licensing decision can be made. As a consequence, we have had no sales or revenues to date.

The Company expects revenue from the sales of PixelPrecision™ in the second quarter of 2008. The anticipated revenue from the sales of this product is expected to ramp-up over a period of time. The company expects that the revenue from this product to contribute to the operating expenses, but does not expect the revenue generated in 2008 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $300,000 for the three months ended March 31, 2008 as compared to $104,611 for the three months ended March 31, 2007. The increase resulted directly from the inception of the Sponsored Research Agreement (SRA) with the University of Oklahoma and the subsequent revision of the SRA wherein the scope of the agreement was expanded.

General and Administrative Expenses

Our general and administrative expenses were $917,828 for the three months ended March 31, 2008 as compared to $800,652 for the three months ended March 31, 2007. Our cash based general and administrative expenses for the three months ended March 31, 2008 were $469,931 as compared to $225,652 for the three months ended March 31, 2007.

The increase in general and administrative expenses resulted from an increase in legal and administrative fees associated with becoming a reporting company; our SEC filings and financing transactions; an increase in accounting and auditing expenses as a result of our quarterly reviews and annual audit; hiring of executive staff; and an increase in consulting expenses associated with business strategy, investor relations; federal outreach program; directors’ stock based compensation and the establishment of our management team. In order to conserve cash the company uses stock based compensation for services.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $32,867 as compared to $13,044 for the three months ended March 31, 2007. The increase in interest expense resulted from increases in the amounts outstanding on our convertible debentures.

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

The Company had net cash of $879,437 at March 31, 2008.

The Company had negative working capital (i.e. the difference between current assets and current liabilities) of $428,810 at March 31, 2008.

During the three months ended March 31, 2008, the Company used $660,916 of cash for operating activities, an increase of $302,849 or 85% compared to the quarter ended March 31, 2007. The increase in the use of cash for operating activities was a result of the addition of personnel $67,000; interest on debentures $23,000; advertising and public relations $ 13,000; legal, accounting and SEC filings $92,000; and new contracts entered into in the later part of 2007 of $53,000.

Cash used in investing activities during the three months ended March 31, 2008 was $5,649 an increase of $5,649 compared to the quarter ended March 31, 2007.

Cash provided by financing activities during the three months ended March 31, 2008 was $840,483, an increase of $533,983 or174% compared to the quarter ended March 31, 2007.

The Company expects to receive the remaining unpaid principal balance of $378,787 from the Second Debenture upon effectiveness of a registration statement covering the shares underlying the remaining unpaid principal balance. The Company expects to file such registration statement in the Third Quarter of 2008. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden Gate is obligated to submit conversion notices in an amount such that Golden Gate receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden Gate is obligated to exercise warrants equal to 10 times the amount of principal converted. The warrants are exercisable at $10.90 per share. Based upon the Company’s stock price and issued and outstanding shares as of March 31, 2008, the Company expects to receive approximately $525,000 in funding from Golden Gate as a result of warrant exercises from April 1, 2008 through December 31, 2008.

In addition the company is currently negotiating with OU to revise the payment terms under its SRA from a fixed monthly to an actual expense basis. We anticipate that this along with other measures will reduce our current cash burn rate from $267,000 per month to approximately $200,000 per month.

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

Subsequent Events:
•	The Company signed a lease agreement for office space commencing June 1, 2008 and terminating June 1, 2011
•	The Company has been informed of the first sale of Pixel Precision™ by its distributor Digital Light Innovations in May 2008
•	The Company filed a provisional patent application for Optically Controlled Light Emitting Elements and System for Optically Written 2D and 3D Displays in April 2008

Recent Accounting Pronouncements:

The following are summaries of recent accounting pronouncements that are relevant to the Company:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except for certain nonfinancial assets and nonfinancial liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Also in February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amends SFAS No. 157, to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP FAS 157-1 is effective with the initial adoption of SFAS 157. The adoption of SFAS 157 did not have a material effect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s year that begins January 1, 2008. The adoption of SFAS 159 did not have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. (“SFAS 161”) SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently assessing the potential impact that the adoption of SFAS 161 could have on our financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

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

ITEM 1A. RISK FACTORS.

 N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

/s/ Martin Keating
May 15, 2008	Martin Keating
Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)