Form 10-Q
period 2008-06-30
3DICON CORP
filed 2008-08-13
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-143761

3DICON CORPORATION
(Exact Name of small business issuer as specified in its charter)

Oklahoma	73-1479206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (918) 494-0505

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
Yes ☐ No ☒

As of August 11, 2008, the issuer had 141,970,393 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for period from inception (January 1, 2001) to June 30, 2008 (Unaudited)	5

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to June 30, 2008 (Unaudited)	6

Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and the period from inception (January 1, 2001) to June 30, 2008 (Unaudited)	8

Notes to Financial Statements, June 30, 2008 (Unaudited)	9

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS

June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets:
Cash	$373,110	$705,519
Accounts receivable	5,965	-
Prepaid insurance	33,340	15,944

Total current assets	412,415	721,463

Property and equipment, net	28,945	11,832

Debt issue costs, net	77,114	97,249
Deposit-other	2,315	-

Total assets	$520,789	$830,544

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$700,000	$700,000
Accounts payable	829,420	484,513
Accrued interest on debentures	10,045	8,854

Total current liabilities	1,539,465	1,193,367

Convertible debentures payable, less current maturities	846,535	558,375

Total liabilities	2,386,000	1,751,742

Stockholders' deficiency:
Common stock; $.0002 par, 250,000,000 shares authorized and 140,428,649 and 127,125,232 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	28,086	25,425
Additional paid-in capital	7,664,927	6,451,906
Deficit accumulated during development stage	(9,558,224)	(7,398,529)

Total stockholders' deficiency	(1,865,211)	(921,198)

Total liabilities and stockholders' deficiency	$520,789	$830,544

See Notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Six months ended June 30, 2008 and 2007 and period from inception (January 1, 2001) to June 30, 2008
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Inception to June 30, 2008

Income:
Revenue	$10,900	$-	$10,900	$-	$10,900
Cost of Goods Sold	4,935	-	4,935	-	4,935
Gross Profit	5,965	-	5,965	-	5,965
Expenses:
Research and development	276,679	316,277	576,679	420,888	2,086,438
General and administrative	606,777	471,061	1,524,606	1,271,712	7,294,275
Interest	31,509	23,462	64,375	36,506	183,476

Total expenses	914,965	810,800	2,165,660	1,729,106	9,564,189

Net loss	$(909,000)	$(810,800)	$(2,159,695)	$(1,729,106)	$(9,558,224)

Loss per share:
Basic and diluted	$(.007)	$(.008)	$(.016)	$(.017)

Weighted average shares outstanding, basic and diluted	139,790,269	107,300,549	138,231,734	103,547,990

See Notes to financial statements

3DIcon Corporation
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From inception (January 1, 2001 to June 30, 2008
(Unaudited)

	Common Stock		Additional	Deficit Accumulated During the
	Shares	Par Value	Paid-In Capital	Development Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Adjustment to accrue compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Adjustment to record compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Adjustment to record compensation earned but not recorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional Founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	$14,789	$1,597,959	$(1,999,645)	$(386,897)

	Common Stock		Additional	Deficit Accumulated During the
	Shares	Par Value	Paid-In Capital	Development Stage	Total

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Options issued for services	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for services	1,162,281	232	164,018	-	164,250

Options issued for services	-	-	459,133	-	459,133
Debentures converted	2,443,415	490	457,564	-	458,054
Options exercised and shares issued to escrow	8,371,460	1,674	(1,674)	-	-

Warrants converted to purchase common stock	1,320,000	265	133,980	-	134,245
Net loss for the period	-	-	-	(2,159,695)	(2,159,695)
Balance, June 30, 2008	140,422,388	$28,086	$7,664,927	$(9,558,224)	$(1,865,211)

See Notes to financial statements

3DIcon Corporation
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Six months ended June 30, 2008 and 2007 and period
From inception (January 1, 2001 to June 30, 2008
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Inception to June 30, 2008
Cash Flows from Operating Activities
Net loss	$(2,159,695)	$(1,729,106)	$(9,558,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	459,133	631,000	1,733,799
Stock issued for services	164,250	-	961,999
Stock issued for interest	-	27,165	38,351
Depreciation	2,486	563	4,572
Amortization of deferred debenture cost	20,135	23,802	81,815
Asset impairments	-	-	292,202
Change in:
Accounts receivable	(5,965)	-	(5,965)
Prepaid expenses and other assets	(19,711)	(101,115)	(271,526)
Accounts payable and accrued liabilities	346,098	167,025	868,465

Net cash used in operating activities	(1,193,269)	(980,666)	(5,854,512)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(19,599)	(314)	(33,517)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales and exercise of warrants	134,245	124,000	2,352,414
Proceeds from issuance of debentures	746,214	882,500	3,908,715

Net cash provided by financing activities	880,459	1,006,500	6,261,129

Net increase (decrease) in cash	(332,409)	25,520	373,100
Cash, beginning of period	705,519	202,431	10

Cash, end of period	$373,110	$227,951	$373,110
Supplemental Disclosures

Cash paid for interest	$64,375	$36,506	$172,365
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock	$458,054	$410,000	$2,285,236

See Notes to financial statements

3DIcon Corporation
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Six months ended June 30, 2008 and 2007 and period
From inception (January 1, 2001 to June 30, 2008
(Unaudited)

Note 1 - Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the previously filed 10KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008, and the statements of its operations for the three and six months ended June 30, 2008 and 2007 and the period from inception (January 1, 2001) to June 30, 2008, and cash flows for the six-month periods ended June 30, 2008 and 2007, and the period from inception (January 1, 2001) to June 30, 2008, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Revenue Recognition and Cost of Goods Sold

Revenues from software sales are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition.”  The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured.

The cost of software sales consists of commissions payable to the exclusive distributor. Shared marketing support costs are charged to operations when incurred.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has no source of revenue to fund the development of its planned product or to pay operating expenses. This has resulted in the Company realizing a cumulative net loss of $9,558,224 for the period from inception (January 1, 2001) to June 30, 2008. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 1 - Uncertainties and Use of Estimates (continued)

Management plans to fund the future operations of the Company with the $248,119 of cash in escrowed funds that will be advanced in 2008 and existing cash of $124,991. Further, the Company has negotiated funding from Golden Gate Investors, Inc. Under the terms of the debentures, Golden Gate will advance an additional $378,787 to the Company during the remainder of 2008. Additionally, the Company is continuing to pursue additional capitalization through Rule 144 stock sales, debentures, and other venture capital investments. There is also the possibility of continuing revenue in 2008 from software sales and licensing of the Company’s products.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Note 3 - Sponsored Research Agreement (“SRA”)

On April 20, 2004, the Company entered into a SRA entitled "Investigation of Emerging Digital Holography Technologies" (Phase I) with the University of Oklahoma - Tulsa (“University”), which expired October 19, 2004. The Company paid the University $14,116 pursuant to this agreement. On July 15, 2005, the Company entered into a SRA with the University (Phase II), which expired January 14, 2007. Under this agreement the University conducted a research project entitled "Investigation of Emerging 3-Dimensional Display Technologies" and the Company agreed to pay the University $453,584 at various dates from November 10, 2005 through July 15, 2006 to cover the costs of the research. The final payment of $226,792, due on July 15, 2006, was not paid and the agreement was modified in November 2006 to provide $125,259 additional funding, extend the term of the agreement through June 30, 2007, and revise the payment schedule to combine the July 15, 2006 remaining balance due of $226,792 with the additional funding into a revised payment schedule. Under the terms of the agreement the Company agreed to pay the combined remaining obligation of $352,052 in four equal installments of $88,013 on December 31, 2006 through June 30, 2007.

On February 23, 2007 the Company entered into a SRA with the University (Phase III) which expires March 31, 2010. Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies. The Company will pay the University $3,468,595 payable in monthly installment ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010, an aggregate commitment of $4,047,439. During the six-month periods ended June 30, 2008 and 2007, the Company paid the University $576,679 and $420,888, respectively pursuant to the SRA. At June 30, 2008, the Company owed the University $676,697 under the agreement.

Note 4 - Debentures Payable

Debentures payable consist of the following:

	June 30, 2008	December 31, 2007
Senior Convertible Debentures:
9.75% Debenture due October 2008	$700,000	$700,000
6.25% Debenture due 2009	-	333,971
6.25% Debenture due 2010	747,757	125,000
4.75% Debentures due 2011	98,778	99,404
Total Debentures	1,546,535	1,258,375
Less - Current Maturities	(700,000)	(700,000)
Long-term Debentures	$846,535	$558,375

Securities Purchase Agreement

6.25% Convertible Debenture due 2009

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Golden Gate Investors, Inc. (“Golden Gate”) on November 3, 2006, as amended on December 15, 2006 and February 6, 2007, for the sale of a 6.25% convertible debenture in the principal amount of $1,250,000 (“First Debenture.”) The Company agreed to file a registration statement with the SEC for the resale of the common stock underlying the debenture. The registration statement became effective on July 3, 2007. Under the terms of the Purchase Agreement, Golden Gate advanced $125,000 during 2006 and converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007 at $0.35 per share. Pursuant to the Securities Purchase Agreement, Golden Gate provided the Company with an additional $312,500 of debenture funding upon effectiveness of the registration statement and converted the $312,500 debenture into 892,857 shares of common stock on July 17, 2007 at $0.35 per share. The remaining $812,500 of the $1.25 million debenture was placed with an escrow agent during 2007. During the remainder of 2007 $400,000 was released. Additionally $412,500 was released in 2008. At various dates during 2007, $1,189,029 of the debenture was converted into 4,904,335 shares of common stock at prices ranging from $0.17 to $0.26. During the first quarter of 2008 the remaining $60,971 of the $1,250,000 debenture was converted into 504,643 shares of common stock at a price of $0.12 based on the formula in the convertible debenture.

6.25% Convertible Debenture due 2010

Pursuant to the terms of the Purchase Agreement, on October 24, 2007, at such time as the principal balance of the First Debenture was less than $400,000, the Company provided Golden Gate with written notice that it desired to require Golden Gate to purchase the second debenture. Golden Gate advanced $125,000 on the second $1.25 million debenture in November 2007. Additionally, Golden Gate advanced $312,500 directly to the Company and $433,713 to an escrow account on the Second Debenture in January 2008. As of June 30, 2008, Golden Gate has funded an aggregate of $871,213 on the Second Debenture. Golden Gate will be obligated to fund the Company for the remaining $378,787 in principal on the Second Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Second Debenture. Under the terms of the Securities Purchase Agreement, the escrowed funds are available to be advanced to the Company at the rate of $200,000 per month beginning March 1, 2008. As of June 30, 2008, the Company has received advances of $187,500 from the escrowed funds from the second $1,250,000 debenture. At various dates during 2008, $123,456 of the debenture was converted into 981,337 shares of common stock at prices ranging from $0.09 to $0.14 based on the formula in the convertible debenture.

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during 2008. On each of the occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those four occasions only.

Note 4 - Debentures Payable (continued)

9.75% Convertible due October 2008

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate Investors which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company agreed to file a registration statement with the SEC within three days of closing for the resale of the common stock underlying the $1.25 million convertible debenture, which was issued to Golden Gate Investors on November 3, 2006. The Company received gross proceeds of $700,000 from the sale of the aforementioned debenture. The June 8, 2008 original due date of the 9.75% debentures has been extended to October 8, 2008.

4.75% Convertible Debenture due 2011

On November 3, 2006, the Company also issued to Golden Gate a 4¾% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. Golden Gate converted $626 of the $100,000 debenture into 381,842 shares of common stock during 2008 at $0.002 per share and exercised warrants to purchase 3,511 shares of common stock at $10.90 per share. The Company received $38,269 from the exercise of the warrants.

Note 5 - Common Stock and Paid-In Capital

Pursuant to a Subscription Agreement dated October 12, 2007, the Company sold 1,188,960 shares of the Company’s common stock at a per share price equal to 75% of the average closing price during the five (5) days prior to the signing ($.31 per share) and warrants to purchase 594,480 shares of its common stock at a price of $0.40 per share from October 12, 2007 through October 11, 2008, or $0.50 per share from October 12, 2008 through October 11, 2009 to two accredited individuals. The Company received $280,000 in cash from the sale. The warrants terminate October 11, 2009.

As of June 30, 2008, there are warrants outstanding to purchase 594,480 shares of common stock at a price of $0.40 per share from October 12, 2007 through October 11, 2008, or $0.50 per share from October 12, 2008 through October 11, 2009.

Common stock and options issued for services

During 2008 shares of common stock totaling 1,162,281 were issued for consulting services for which the Company recognized $164,250 of expense.

Options exercised

Under the terms of the Concordia consulting agreement, Concordia exercised 550,000 cashless options to purchase 409,677 shares of common stock at the agreed exercise price of $.05.

Options granted

On February 25, 2008, the Company agreed to compensate Board members who are not employees of the Corporation with options to purchase registered stock of the corporation equaling the value of $100,000 each; using standard evaluation methods. The Board granted 687,189 vested options each to six directors; the exercise price for each option is $0.24 per share. The options expire at the end of ten years. The $300,000 compensation is for services on the Board during all or part of the calendar year 2008 and is deemed fully earned on the date of the grant. Operations were charged with $300,000 for the six months ending June 30, 2008. The estimated fair market value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 71.33% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 3.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

Note 5 - Common Stock and Paid-In Capital (continued)

The following summary reflects warrant and option activity for the six month period ended June 30, 2008:

	Attached Warrants	Golden Gate Warrants	Options
Outstanding December 31, 2007	1,914,480	994,044	6,250,000
Granted	-	-	3,261,540
Exercised	(1,120,000)	(3,511)	(550,000)
Cancelled	-	-	-
Outstanding June 30, 2008	794,480	990,533	8,961,540

Note 6 - Office lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At June 30, 2008, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2008	$13,392
2009	27,071
2010	27,570
2011	11,575

Note 7 - Related party transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the six months ended June 30, 2008, the Company incurred legal fees of $95,897 to Newton O’Connor, Turner & Ketchum. During the six months ended June 30, 2007, the Company incurred legal fees of $123,489 from Newton, O’Connor, Turner & Ketchum.

Note 8 - Subsequent events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended June 30, 2008. Additionally the stock continues to trade at $0.21 or lower subsequent to June 30, 2008. On each of the occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to June 30, 2008, Golden Gate converted $58,925 of the 2nd $1.25 million debenture into 900,000 shares of common stock at prices ranging from $0.14 to $0.06 per share and received $100,000 from the escrowed funds under the terms of the debenture agreement.

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

Plan of Operation

Background:

We are engaged in the development of 360 o volumetric imaging and display technology, specifically in the areas identified by the initial in-depth investigation conducted by the University of Oklahoma (OU or University). The identified areas are two major complementary areas of technology that comprise the spectrum of the solution and application (1) a means of recording 3D objects as digital holographic data elements (capture); and (2) a means of reconstructing and displaying the 3D images (display).

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

The existing products reviewed can generally be broken down into two broad categories: stereoscopic - those that use flat-panels to implement 3D displays on 2D screens, and those that implement volumetric 3D displays. The flat-panel approaches, as previously noted, do not support 3DIcon’s planned embodiment of the technology. However, the application space of volumetric 3D displays supports our vision and appears to offer major opportunities for further technology development and creation of intellectual property through the University of Oklahoma, to which 3DIcon will have exclusive world-wide rights.

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

Current Activities and Operations

Currently we are pursuing the research and development of volumetric 3-D display technology through the Sponsored Research Agreement (“SRA”) with the University of Oklahoma (“OU”). Our efforts are focused on multiple technological approaches, two of which are being further developed into proof-of-concept demonstration systems:

(a) Swept Volume Display Technology

(b) Static Volume Display Technology: An alternate approach to the swept volumetric display in which the image is created within certain volumetric media (also called projection space or image matrix), such as nano-particles dispersed in a transparent or semi-transparent medium to produce an innovative “volumetric projection screen or projection space”. This, in addition to existing and rapidly evolving image projection technologies, such as DLP®/DMD technology from Texas Instruments, are being innovatively incorporated to produce full-color, full-motion 3D visualization, and in harmony with 3DIcon’s vision for product development.

We have expanded the scope of the initial SRA with OU to include the research and prototype development of the volumetric displays using nanotechnology.

The OU team has made significant progress in the development of a proof-of-concept demonstration unit for the Swept Volume Display and the University has demonstrated a Stage I Swept Volume volumetric display in the third quarter of 2007 that renders full color volumetric 3D images. The research team is now aiming to create the second stage demonstration prototype that aims to improve certain aspects as well as demonstrate additional embodiments as claimed in the patent filing. A feasibility study is under way to determine the various strategies for scaling the system as an outdoor type display.

Under the scope of the revised SRA, OU has assigned a second multi-disciplinary team to focus on the development of light sensitive nano-materials (up-conversion materials), the medium for dispersion of the up-conversion materials and the optics using digital micro-mirror devices including the controls thereof.

We have also released a software product called Pixel Precision™. The current version of the software is 1.0. We plan to continue to pursue this market and provide versions and variations of this software. The plans include enhancements to the functionality as well as variants to address additional opportunities.

We have signed a sales and distribution agreement with Digital Light Innovations (DLi) for the sales, marketing and first level support of the software. Through DLi and its sub-distributors the software will be marketed in the United States as well as in Europe and Asia.

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
•
Investigate technical feasibility of developing large format 3D displays employing the 3D SVD technology developed thus far. A feasibility study for this manifestation is being conducted that will investigate mechanical as well as other aspects

•	Investigate the use of multiple time-synchronized panes for improved stability
•	Create “opacity” also understood as “blocking” or “directionality”

II. Static Volumetric Display and Nano-materials

•	Complete the optical improvements for green-color nano-size up-conversion materials
•
Commence work on development of blue and red nano-size up-conversion materials. In the second quarter of 2008, the materials R&D team has reported early success in developing nano-particles for blue up-conversion materials

•	Synthesize near transparent projection medium suitable for dispersion of nano-particles
•
Investigate the use of additional technologies for development of image space that enhance the commercialization of the technology. In the third quarter, Dr. Refai has begun collaboration with parties outside of OU to explore alternate material development strategies as well.

•	Demonstrate improvements in optical properties for transparent projection material , dispersed with nano-particles - 1st color

III. By-Product Technologies

•	Generate revenue from Pixel Precision™ the DMD Control Software for DMD Application development markets
•	Develop next generation of Pixel Precision™ software for controlling multiple DMDs as well as for controlling the next generation of the DMD-Discovery™ series
•	Release Pixel Precision™ for the Discovery 4000 series (D4000). This will be done after TI/DLi develop and provide the API for D4000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Revenue

We have launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have earned income of $10,900 before commissions and costs from the sales of PixelPrecision™ in the second quarter of 2008.

The cost of sales for Pixel Precision includes commissions payable to the exclusive distributor- Digital Light Innovations (DLi). This is an outright obligation and not a license. We have no other significant cost of sales. Shared marketing support costs are charged to operations when incurred.

The anticipated revenue from the sales of this product is expected to ramp-up over a period of time. We expect sales of Pixel Precision to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems. We expect that the revenue from this product to contribute to the operating expenses (General & Administrative, R&D, Interest Payments) but do not expect the revenue generated in 2008 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $276,679 for the three months ended June 30, 2008 as compared to $316,277 for the three months ended June 30, 2007. The decrease was a result of the reduction in monthly payments which earlier included pay-off of accumulated arrears, before the subsequent revision of the SRA wherein the scope of the agreement was expanded.

General and Administrative Expenses

Our general and administrative expenses were $606,777 for the three months ended June 30, 2008 as compared to $471,061 for the three months ended June 30, 2007. The increase in general and administrative expenses resulted from an increase in payroll due to hiring of senior management. In addition, we have significantly expanded the scope of operations since June 2007. The increased scope of operations includes the reporting responsibilities as a result of 3DIcon becoming a reporting company, consulting resources (for investor relations; financial and strategic consulting; federal outreach), travel and the Pixel Precision product launch. The expenses for the three months ended June 30, 2008 also include expenses related to conducting of the Annual Shareholders Meeting on May 17, 2008. The previous annual shareholders’ meeting was held in October 2006.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $31,509 as compared to $23,462 for the three months ended June 30, 2007. The increase in interest expense resulted from increases in the amounts outstanding on our convertible debentures, including the 9.75% Bridge Loan Debenture closed on June 11, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Revenue

We have launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have earned income of $10,900 before commissions and costs from the sales of PixelPrecision™ in the second quarter of 2008. The anticipated revenue from the sales of this product is expected to ramp-up over a period of time. We expect sales of Pixel Precision to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems. We expect that the revenue from this product to contribute to the operating expenses (General & Administrative, R&D, Interest Payments) but do not expect the revenue generated in 2008 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $576,679 for the six months ended June 30, 2008 as compared to $420,888 for the six months ended June 30, 2007. The increase resulted directly from the inception of the Sponsored Research Agreement (SRA) with the University of Oklahoma and the subsequent revision of the SRA wherein the scope of the agreement was expanded.

General and Administrative Expenses

Our general and administrative expenses were $1,524,606 for the six months ended June 30, 2008 as compared to $1,271,712 for the six months ended June 30, 2007. The increase in general and administrative expenses resulted from hiring of management staff and increased scope of operations as discussed in the three months ending June 30, 2008 above.

Interest Expense

Interest expense for the six months ended June 30, 2008 was $64,375 as compared to $36,506 for the six months ended June 30, 2007. The increase in interest expense resulted from increases in the amounts outstanding on our convertible debentures, including the interest expense for the 9.75% Bridge Loan Debenture closed on June 11, 2007.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

•
Research and development expenses pursuant to our Sponsored Research Agreement with the University of Oklahoma. This includes development of an initial demonstrable prototype and a second prototype for static volume technology

•	Acceleration of R&D thorough increased research personnel as well as other research agencies
•	General and Administrative expenses: salaries, insurance, investor related expenses, rent; travel, website, etc.
•	Hiring executive officers for technology, operations and finance
•	Development, support and operational costs related to Pixel Precision™ software
•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2007, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $373,110 at June 30, 2008.

We had negative working capital (i.e. the difference between current assets and current liabilities) of $1,127,050 at June 30, 2008.

During the six months ended June 30, 2008, we used $1,193,269 of cash for operating activities, an increase of $212,603 or 22% compared to the six months ended June 30, 2007. The increase in the use of cash for operating activities was a result of the addition of personnel $103,000; interest on debentures $28,000; marketing and public relations $ 78,000; annual shareholders’ meeting $40,000 legal, accounting and SEC filings $10,000; and new contracts entered into in the later part of 2007 of $131,000. There were decreases in various operating expenses of approximately $177,000.

Cash used in investing activities during the six months ended June 30, 2008 was $19,599, an increase of $19,285 compared to the six months ended June 30, 2007.

Cash provided by financing activities during the six months ended June 30, 2008 was $880,459, a decrease of $126,041 or 12% compared to the six months ended June 30, 2007.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds to as permitted by the terms of Golden Gate financing as well as reducing our burn rate.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company. As a result of our stock price being around the 52 week low mark and trending downward, our ability to raise cash is restricted.

We expect to receive the remaining unpaid principal balance of $378,787 from the Second Debenture upon effectiveness of a registration statement covering the shares underlying the remaining unpaid principal balance.  We expect to file such registration statement in the Third Quarter of 2008.  In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden Gate is obligated to submit conversion notices in an amount such that Golden Gate receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden Gate is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  Beginning in November 2008, Golden Gate is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price and issued and outstanding shares as of August 6, 2008, we expect to receive approximately $100,000 in funding from Golden Gate as a result of warrant exercises from September 1, 2008 through October 31, 2008.  In addition, we expect to receive an additional $654,000 in funding from November 1, 2008 through December 31, 2008.

In addition we have proposed to revise the payment terms under its SRA from a fixed monthly payment to an actual expense payment basis as well as proposed to pay arrears in part in stock. As of June 30, 2008 we have a remaining obligation under the SRA payment schedule of $2,655,818 which includes payments due for December 2007 through June 30, 2008 of $676,679 which is included in accounts payable. The restructuring of payment terms will be beneficial to us by aligning the long term interest of the Company and OU as well as significantly help in conservation of cash.

In addition the management has put forward a proposal to the Board to reduce operating expenses further through temporary salary cuts, partial payments to consultants using stock and reduction in day-to-day expenses. We anticipate that this along with other measures will reduce our current cash burn rate from $267,000 per month to an amount between $180,000 to $195,000 per month.

We also intend to raise additional funds as permitted by the terms of Golden Gate financing, to help with the short term capital needs.

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

Subsequent Events
•	We announced the hiring of Hakki H. Refai, Ph.D. as the Chief Technology Officer of the Company.
•	We have terminated our consulting agreement with Innovation Drive with effect from July 17, 2008 and are currently serving the notice period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

/s/ Martin Keating
August 13, 2008	Martin Keating
Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)