Form 10-Q
period 2008-09-30
3DICON CORP
filed 2008-11-18
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As of November 13, 2008, the issuer had 151,639,453 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for period from inception (January 1, 2001) to September 30, 2008 (Unaudited)	5

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to September 30, 2008 (Unaudited)	6

Statements of Cash Flows for the nine months ended September, 2008 and 2007 and the period from inception (January 1, 2001) to September 30, 2008 (Unaudited)	7

Notes to Financial Statements, September 30, 2008 (Unaudited)	8

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS

September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets:
Cash	$123,186	$705,519
Accounts receivable	3,500	-
Prepaid insurance	24,727	15,944

Total current assets	151,413	721,463

Property and equipment, net	28,022	11,832

Debt issue costs, net	67,046	97,249
Deposit-other	2,315	-

Total assets	$248,796	$830,544

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$590,000	$700,000
Accounts payable	1,007,778	484,513
Accrued salaries	36,976	-
Accrued interest on debentures	8,845	8,854

Total current liabilities	1,643,599	1,193,367

Convertible debentures payable, less current maturities	676,979	558,375

Total liabilities	2,320,578	1,751,742

Stockholders' deficiency:
Common stock; $.0002 par, 250,000,000 shares authorized and 145,496,328 and 127,125,232 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	29,099	25,425
Additional paid-in capital	8,143,073	6,451,906
Deficit accumulated during development stage	(10,243,954)	(7,398,529)

Total stockholders' deficiency	(2,071,782)	(921,198)

Total liabilities and stockholders' deficiency	$248,796	$830,544

See Notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Nine months ended September 30, 2008 and 2007 and period from inception (January 1, 2001) to September 30, 2008
(Unaudited)

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Inception to September 30, 2008

Income:
Revenue		$7,000		$-	$17,900	$-	$17,900
Cost of Goods Sold		3,500		-	8,435	-	8,435
Gross Profit		3,500		-	9,465	-	9,465
Expenses:
Research and development		184,453		300,000	761,132	720,888	2,270,891
General and administrative		475,923		441,874	2,000,530	1,713,483	7,770,199
Interest		28,853		33,290	93,228	69,796	212,329

Total expenses		689,229		775,164	2,854,890	2,504,167	10,253,419

Net loss	$	(685,729)	$	(775,164)	$(2,845,425)	$(2,504,167)	$(10,243,954)

Loss per share:
Basic and diluted	$	( .005)	$	( .007)	$(.020)	$(.023)

Weighted average shares outstanding, basic and diluted		141,994,607		116,688,048	139,495,180	108,011,614

See Notes to financial statements

3DIcon Corporation
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From inception (January 1, 2001) to September 30, 2008
(Unaudited)
				Deficit
				Accumulated
	Common Stock		Additional	During the
	Shares	Par Value	Paid-In Capital	Development Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Adjustment to accrue compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Adjustment to record compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Adjustment to record compensation earned but not recorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional Founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	$14,789	$1,597,959	$(1,999,645)	$(386,897)

				Deficit
				Accumulated
	Common	Stock	Additional	During the
	Shares	Par Value	Paid-In Capital	Development Stage	Total

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Options issued for services	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for services	2,743,072	549	242,252	-	242,801

Options issued for services	-	-	536,588	-	536,588
Debentures converted	5,626,303	1,125	736,483	-	737,608
Options exercised and shares issued to escrow	8,671,460	1,734	(1,734)	-	-

Warrants converted to purchase common stock	1,330,261	266	177,578	-	177,844
Net loss for the period	-	-	-	(2,845,425)	(2,845,425)
Balance, September 30, 2008	145,496,328	$29,099	$8,143,073	$(10,243,954)	$(2,071,782)

See Notes to financial statements

3DIcon Corporation
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2008 and 2007 and period
From inception (January 1, 2001) to September 30, 2008
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Inception to September 30, 2008
Cash Flows from Operating Activities
Net loss	$(2,845,425)	$(2,504,167)	$(10,243,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	536,588	634,125	1,811,254
Stock issued for services	242,801	-	1,040,550
Stock issued for interest	-	38,352	38,352
Depreciation	4,036	1,074	6,122
Accounts receivable	(3,500)	-	(3,500)
Amortization of deferred debenture cost	30,203	39,267	91,881
Asset impairments	-	-	292,202
Change in:
Prepaid expenses and other assets	(11,098)	(8,196)	(62,340)
Accounts payable and accrued liabilities	560,232	129,050	1,082,599

Net cash used in operating activities	(1,486,163)	(1,670,495)	(5,946,834)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(20,226)	(7,567)	(34,142)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales and exercise of warrants	177,844	548,500	2,396,014
Increase in deferred debenture cost	-	(87,673)	(200,572)
Proceeds from issuance of debentures	746,212	1,646,250	3,908,710

Net cash provided by financing activities	924,056	2,107,077	6,104,152

Net increase (decrease) in cash	(582,333)	429,015	123,176
Cash, beginning of period	705,519	202,431	10

Cash, end of period	$123,186	$631,446	$123,186
Supplemental Disclosures
Cash paid for interest	$93,237	$69,796	$201,227
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock	$737,608	$1,138,743	$2,564,791

See Notes to financial statements

3DIcon Corporation
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Nine months ended September 30, 2008 and 2007 and period
From inception (January 1, 2001) to September 30, 2008
(Unaudited)

Note 1 - Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the previously filed 10KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008, and the statements of its operations for the three and nine months ended September 30, 2008 and 2007 and the period from inception (January 1, 2001) to September 30, 2008, and cash flows for the nine-month periods ended September 30, 2008 and 2007, and the period from inception (January 1, 2001) to September 30, 2008, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Revenue Recognition and Cost of Goods Sold

Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition.”  The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The cost of sales for software license fees includes commissions payable to the exclusive distributor. This is an outright obligation and not a license. We have no other significant cost of sales. Shared marketing support costs are charged to operations when incurred.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has no significant source of revenue to fund the development of its planned product or to pay operating expenses. This has resulted in the Company realizing a cumulative net loss of $10,243,954 for the period from inception (January 1, 2001) to September 30, 2008.

Note 1 - Uncertainties and Use of Estimates (continued)

Additionally, the Company has been unable to meet its monthly payment obligations and is therefore in default of the Sponsored Research Agreement (“SRA”) (see note 3). A new payment schedule has been agreed to (see note 8). Failure of the Company to meet its revised payment obligations could result in the termination of the SRA or any outstanding license agreements under the SRA.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $123,186. Under the terms of the Golden Gate debentures, Golden Gate may advance an additional $378,787. The additional advance would be available if the Company filed a registration statement, however, the Company does not plan to file such registration statement.  In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden Gate is obligated to submit conversion notices in an amount such that Golden Gate receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden Gate is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden Gate from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden Gate’s holdings to exceed 9.99% of our issued and outstanding common stock. Subject to the Beneficial Ownership Limitations, Golden Gate is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of October 31, 2008 and ignoring the impact of the Beneficial Ownership Limitations, we may receive up to $981,000 in funding from Golden Gate as a result of warrant exercises from October 1, 2008 through December 31, 2008.  Additionally, the Company is continuing to pursue additional financing through private offering of debt or common stock.

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

Note 2 - Recent Accounting Pronouncements (continued)

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

Note 3 - Sponsored Research Agreement (“SRA”)

On April 20, 2004, the Company entered into a SRA entitled "Investigation of Emerging Digital Holography Technologies" (Phase I) with the University of Oklahoma - Tulsa (“University”), which expired October 19, 2004. On July 15, 2005, the Company entered into a SRA with the University (Phase II), which expired January 14, 2007. Under this agreement the University conducted a research project entitled "Investigation of Emerging 3-Dimensional Display Technologies". The agreement was modified in November 2006 to provide additional funding, extend the term of the agreement through June 30, 2007.

On February 23, 2007 the Company entered into a SRA with the University (Phase III) which expires March 31, 2010. Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies. The Company agreed to pay the University $3,468,595 payable in monthly installments ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010, an aggregate commitment of $4,047,439. During the nine-month periods ended September 30, 2008 and 2007, the Company charged operations $761,132 and $720,888, respectively pursuant to the SRA. At September 30, 2008, the Company owed the University $861,131 in aggregate monthly payments under the agreement. (See Note 8 Subsequent events)

Note 4 - Debentures Payable

Debentures payable consist of the following:

	September 30, 2008	December 31, 2007
Senior Convertible Debentures:
9.75% Debenture due January 31, 2009	$590,000	$700,000
6.25% Debenture due 2009	-	333,971
6.25% Debenture due 2010	578,601	125,000
4.75% Debentures due 2011	98,378	99,404
Total Debentures	1,266,979	1,258,375
Less - Current Maturities	(590,000)	(700,000)
Long-term Debentures	$676,979	$558,375

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

6.25% Convertible Debenture due 2010

Pursuant to the terms of the Purchase Agreement, on October 24, 2007, at such time as the principal balance of the First Debenture was less than $400,000, the Company provided Golden Gate with written notice that it desired to require Golden Gate to purchase the second debenture. Golden Gate advanced $125,000 on the second $1.25 million debenture in November 2007. Additionally, Golden Gate advanced $312,500 directly to the Company and $433,713 to an escrow account on the Second Debenture in January 2008. As of September 30, 2008, Golden Gate has funded an aggregate of $871,213 on the Second Debenture. Golden Gate will be obligated to fund the Company for the remaining $378,787 in principal on the Second Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Second Debenture. Under the terms of the Securities Purchase Agreement, the escrowed funds are available to be advanced to the Company at the rate of $200,000 per month beginning March 1, 2008.  At various dates during 2008, $292,611 of the debenture was converted into 3,651,337 shares of common stock at prices ranging from $0.05 to $0.14 based on the formula in the convertible debenture.

In accordance with the terms of the Second Debenture, an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during 2008. On each of the occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.

Note 4 - Debentures Payable (continued)

9.75% Convertible due January 31, 2009

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate Investors which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company agreed to file a registration statement with the SEC within three days of closing for the resale of the common stock underlying the $1.25 million convertible debenture, which was issued to Golden Gate Investors on November 3, 2006. The Company received gross proceeds of $700,000 from the sale of the aforementioned debenture. At various dates during 2008, $110,000 of the debenture was converted into 2,426,912 shares of common stock at prices ranging from $0.04 to $0.05 per common share based on the formula in the convertible debenture. The June 8, 2008 original due date of the 9.75% debentures has been extended to January 31, 2009.

4.75% Convertible Debenture due 2011

On November 3, 2006, the Company also issued to Golden Gate a 4¾% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. During 2007, Golden Gate converted $596 of the $100,000 debenture into 244,045 shares of common stock at $0.002 per share, exercised warrants to purchase 5,956 shares of common stock at $10.90 per share and received $64,920 from the exercise of the warrants. During 2008, Golden Gate converted $1,026 of the $100,000 debenture into 1,137,818 shares of common stock at $0.002 per share, exercised warrants to purchase 10,261 shares of common stock at $10.90 per share and received $111,845 from the exercise of the warrants.

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

As of September 30, 2008, there are warrants outstanding to purchase 594,480 shares of common stock at a price of $0.40 per share from October 12, 2007 through October 11, 2008, or $0.50 per share from October 12, 2008 through October 11, 2009.

Common stock and options issued for services

During 2008 shares of common stock totaling 2,743,072 were issued for consulting services for which the Company recognized $242,801 of expense.

Options exercised

Under the terms of the Concordia consulting agreement, Concordia exercised 1,419,800 cashless options to purchase an aggregate of 709,677 shares of common stock.

Note 5 - Common Stock and Paid-In Capital (continued)

Options granted

Board of Directors – On February 25, 2008, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $100,000 for each of the three non-employee Board members; using standard evaluation methods. The Board granted options to purchase an aggregate of 2,061,540 shares to its three non-employee Board members; the exercise price for each option is $0.24 per share. The options expire at the end of ten years. The $300,000 compensation is for services on the Board during all or part of the calendar year 2008 and is deemed fully vested on the date of the grant. Operations were charged with $300,000 for the nine months ending September 30, 2008. The estimated fair market value of the options was determined using the Black-Scholes option pricing model.

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

Employment Agreement - On July 28, 2008 the Company entered into an Employment Agreement with Dr. Hakki Refai (the “Employment Agreement”) pursuant to which Dr. Refai has agreed to serve as the Chief Technology Officer of the Company. Dr. Refai’s employment under the Employment Agreement commenced on October 1, 2008 and will continue for a term of one year from October 1, 2008, the date on which he became a full-time employee of the Company. The term of the Employment Agreement will automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the Employment Agreement. The following represents the material terms of the Employment Agreement:

•
Annual salary of $175,000 until the achievement of certain technical milestones as provided in the Employment Agreement (the “Technical Milestones”). Upon achievement of the Technical Milestones, the annual salary shall increase to $200,000;

•
Commission which shall not exceed 3% of sales of the Company’s Pixel Precision™ and CSpace™ technologies products, which commission shall not exceed $30,000 for the 12 month period commencing on October 1, 2008 and $50,000 for the 12 month period commencing on October 1, 2009; and

•	Grant of 5,000,000 incentive stock options with a term of 10 years and an exercise price of $0.085 per share which vest as follows:

1.	The first installment of 500,000 options are vested and exercisable on October 1, 2008, the date Dr. Refai commences full-time employment;

2.	3,500,000 options, vesting in accordance with certain technical achievements, deliverables and milestones as provided in the Employment Agreement; and

3.
1,000,000 options vesting in accordance with certain non-technical, general milestones as provided in the Employment Agreement or upon severance of the Employment Agreement under certain conditions as provided in the Employment Agreement.

The estimated fair market value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 95.50% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience. September 30, 2008 operations were charged $33,622 for the vesting of the options cost of Mr. Refai under the terms of the Employment Agreement.

Note 5 - Common Stock and Paid-In Capital (continued)

The following summary reflects warrant and option activity for the nine month period ended September 30, 2008:

	Attached Warrants	Golden Gate Warrants	Options
Outstanding December 31, 2007	1,914,480	994,044	7,250,000
Granted	-	-	13,261,540
Exercised	(1,320,000)	(10,261)	(1,419,800)
Cancelled	-	-	-
Outstanding September 30, 2008	594,480	983,783	19,091,740

Note 6 - Office lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At September 30, 2008, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2008	$6,696
2009	27,071
2010	27,570
2011	11,575

Note 7 - Related party transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the nine months ended September 30, 2008 and 2007, the Company incurred legal fees to Newton O’Connor, Turner & Ketchum in the amount of $119,986 and $181,291, respectively.

Note 8 - Subsequent events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended September 30, 2008. Additionally the stock continues to trade at $0.21 or lower subsequent to September 30, 2008. On each of the occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to September 30, 2008, Golden Gate converted $136,000 of the 9.75% convertible debenture into 3,426,189 shares of common stock at prices ranging from $0.039 to $0.054 per share, converted $500 of the 4.75% convertible debenture into 1,243,762 shares of common stock at $0.0004 per share and exercised 5,000 warrants at $10.90 per share for $54,500 under the terms of the securities purchase agreements.

Note 8 - Subsequent events (continued)

Employment agreement

On October 12, 2008 the Company entered into an Amendment to the Employment Agreement of Vivek Bhaman, the Company’s President and Chief Operating Officer (the “Amendment”). Pursuant to the Amendment, Mr. Bhaman’s base salary effective May 1, 2008 is $300,000, representing an annual increase of $50,000. The Company has the option to defer payment of any or all of the increase until April 30, 2009. If deferred, the Company may elect to pay the increase in shares of the Company’s common stock at a 25% discount to the market price of the Company’s common stock on April 30, 2009. The Bonus provision of Mr. Bhaman’s employment agreement has been deleted. In addition, pursuant to the amendment, Mr. Bhaman was granted an aggregate of 6,000,000 options to purchase shares of the Company’s common stock at an exercise price of $0.55 per share with a term of 10 years comprised of (i) 1,000,000 options vesting immediately and (ii) 5,000,000 options vesting at a rate of 125,000 per quarter. The vesting schedule of the 5,000,000 options may be accelerated if the market price of the Company’s common stock exceeds certain thresholds pursuant to the terms of the Amendment. In addition, pursuant to the amendment, in the event that Mr. Bhaman’s employment with the Company is terminated, he shall be entitled to severance pay equal to his regular monthly salary for a period not to exceed 6 months. For the nine months ended September 30, 2008 operations were charged $20,833 for the retroactive application of the employment agreement effective date of May 1, 2008.

The estimated fair market value of the one million and five million options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 125.20% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

Operations will be charged $50,782 for the vesting of the one million options on October 1, 2008. The $253,909 value of the five million options will be charged to operations at the rate of $25,391 annually over the ten year vesting period under the terms of the Employment Agreement.

Sponsored Research Agreement

On October 31, 2008 OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008.  As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 31, 2008 of $861,131. The $1,804,687 balance of the remaining scheduled payment obligation was cancelled. Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000. In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment. In the event funding does not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009. The Company has the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

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

Current Activities and Operations

Currently we are pursuing the research and development of volumetric 3-D display technology through the Sponsored Research Agreement (“SRA”) with OU. Our efforts are focused on multiple technological approaches, two of which are being further developed into proof-of-concept demonstration systems:

Static Volume Display Technology: Also known as CSpace™, 3DIcon has produced the first non-mechanical, 360-degree, multi-view, high-resolution volumetric display. A prototype was demonstrated during September 2008, when a 3D image was created within a proprietary volumetric media (also called projection space or image matrix).

This technology incorporates existing and rapidly evolving image projection technologies, such as DLP®/DMD technology from Texas Instruments, allowing 3DIcon to pursue full-color, full-motion 3D visualization, in harmony with 3DIcon’s vision for product development.

Swept Volume Display Technology: Additional work on this particular approach has been deferred indefinitely because of the success and initial superiority of the CSpace™ technology.

We have also released a software product called Pixel Precision™. The current version of the software is 1.0. We plan to continue to pursue this market and provide versions and variations of this software. The plans include enhancements to the functionality as well as variants to address additional opportunities.

We have signed a sales and distribution agreement with Digital Light Innovations (DLi) for the sales, marketing and first level support of the Pixel Precision™ software. Through DLi and its sub-distributors the software will be marketed in the United States as well as in Europe and Asia.

Progress on Research and Development Activities

The research team at OU filed two new patent applications in the first quarter of 2008 and converted one from a provisional to a utility filing.

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

Our research and development objectives for the 2009 calendar year are as follows. To continue to seek and protect intellectual property related to 3D technology. The work will be done by (1) researchers, faculty and selected graduate or doctoral level students at the University of Oklahoma with oversight by 3DIcon personnel and (2) our own technology personnel:

I. Static Volumetric Display (CSpace™)

•	Continue work on development of blue and red up-conversion materials.
•	Synthesize near-transparent projection media suitable for dispersion of display materials.
•
Investigate the use of additional technologies for development of image space that enhance the commercialization of the technology. Dr. Hakki Refai has begun collaboration with parties outside of OU to explore alternate material development strategies.

•	Demonstrate improvements in optical properties for transparent projection materials. Static Volumetric Display and Nano-materials

II. By-Product Technologies

•	Continue to generate revenue from Pixel Precision™ the DMD Control Software for DMD Application development markets
•	Develop next generation of Pixel Precision™ software for controlling multiple DMDs as well as for controlling the next generation of the DMD-Discovery™ series
•	Release Pixel Precision™ for the Discovery 4000 series (D4000). This will be done after TI/DLi develop and provide the API for D4000.

III. New 3D Technologies

•	Continue to pursue new 3D opportunities across a broad technological spectrum, with the ultimate goal of the creation of a “free space” 3D display (i.e., one without a visible containment vessel).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

We have launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have earned income of $7,000 before commissions and costs from the sales of PixelPrecision™ for the third quarter of 2008.

The cost of sales for Pixel Precision™ includes commissions payable to the exclusive distributor DLi. This is an outright obligation and not a license. We have no other significant cost of sales. Shared marketing support costs are charged to operations when incurred.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems. We expect the revenue from this product to contribute to the operating expenses (General & Administrative, R&D, Interest Payments) but do not expect the revenue generated in 2008 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $184,453 for the three months ended September 30, 2008 as compared to $300,000 for the three months ended September 30, 2007. The decrease was a result of the reduction in scheduled monthly payments and a conversion to a cost reimbursable basis effective September 1, 2008 from the revision of the SRA agreement that was signed October 31, 2008.

General and Administrative Expenses

Our general and administrative expenses were $475,923 for the three months ended September 30, 2008 as compared to $441,874 for the three months ended September 30, 2007.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $28,853 as compared to $33,290 for the three months ended September 30, 2007. The decrease in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

We have earned income of $17,900 before commissions and costs from the sales of PixelPrecision™ through the third quarter of 2008. We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems. We expect the revenue from this product to contribute to the operating expenses (General & Administrative, R&D, Interest Payments) but do not expect the revenue generated in 2008 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $761,132 for the nine months ended September 30, 2008 as compared to $720,888 for the nine months ended September 30, 2007. The increase resulted directly from the inception of the SRA with the University of Oklahoma and the subsequent revision of the SRA wherein the scope of the agreement was expanded.

General and Administrative Expenses

Our general and administrative expenses were $2,000,530 for the nine months ended September 30, 2008 as compared to $1,713,483 for the nine months ended September 30, 2007. The increase in general and administrative expenses resulted from an increase in payroll due to hiring of senior management in April 2007 and a project manager in March 2008. In addition, we have significantly expanded the scope of operations since September 2007. The increased scope of operations includes consulting resources (for investor relations; financial and strategic consulting; federal outreach), travel and the Pixel Precision™ product launch. The expenses for the nine months ended September 30, 2008 also include expenses related to conducting of the Annual Shareholders Meeting on May 17, 2008. The previous annual shareholders’ meeting was held in October 2006.

Interest Expense

Interest expense for the nine months ended September 30, 2008 was $93,228 as compared to $69,796 for the nine months ended September 30, 2007. The increase in interest expense resulted from increases in the amounts outstanding on our convertible debentures, including the interest expense for the 9.75% Bridge Loan Debenture closed on June 11, 2007.

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

•	Acceleration of R&D through increased research personnel as well as other research agencies
•	General and Administrative expenses: salaries, insurance, investor related expenses, rent; travel, website, etc.
•	Hiring executive officers for technology, operations and finance
•	Development, support and operational costs related to Pixel Precision™ software
•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2007, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $123,186 at September 30, 2008.

We had negative working capital of $1,492,186 at September 30, 2008.

During the nine months ended September 30, 2008, we used $1,486,163 of cash for operating activities, a decrease of $184,332 or 11% compared to the nine months ended September 30, 2007. The decrease in the use of cash for operating activities was a result of the increase in accounts payable of $560,232 and the increase in loss from operations of $341,258.

Cash used in investing activities during the nine months ended September 30, 2008 was $20,226, an increase of $12,659 compared to the nine months ended September 30, 2007. The increase was a result of purchasing office furniture and equipment for the leased office space.

Cash provided by financing activities during the nine months ended September 30, 2008 was $924,056, a decrease of $1,183,021 or 56% compared to the nine months ended September 30, 2007. The decrease was the result of the decreased debenture and loan funding in 2008.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden Gate financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company. As a result of our stock price being around the 52 week low mark and trending downward, our ability to raise cash is restricted.

In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden Gate is obligated to submit conversion notices in an amount such that Golden Gate receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden Gate is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable  is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden Gate from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden Gate’s holdings to exceed 9.99% of our issued and outstanding common stock. Subject to the Beneficial Ownership Limitations, Golden Gate is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of October 31, 2008 and ignoring the impact of the Beneficial Ownership Limitations, we may receive up to $981,000 in funding from Golden Gate as a result of warrant exercises from October 1, 2008 through December 31, 2008.

The Company has been unable to meet its monthly payment obligations under the SRA and received notification that they were in default. A new payment schedule has been negotiated. Failure of the Company to meet its payment obligations could result in the termination of the SRA, or any outstanding license agreements under the SRA.

On October 31, 2008 OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008.  As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 31, 2008 of $861,131. The $1,804,687 balance of the remaining scheduled payment obligation was cancelled. Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000. In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment. In the event funding does not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009. The Company has the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

In addition, the management has put forward a proposal to the Board to reduce operating expenses further through temporary salary cuts, partial payments to consultants using stock and reduction in day-to-day expenses. We anticipate that this, along with other measures, will reduce our current cash flow burn rate from $267,000 per month to an amount between $180,000 to $195,000 per month.

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

Subsequent Events
•
We revised the OU SRA payments schedule: On October 31, 2008 the payment terms under the SRA was revised from a fixed monthly payment schedule to an actual cost reimbursement payment basis effective September 1, 2008. As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 31, 2008 of $861,131. The $1,804,687 balance of the remaining scheduled payment obligation was cancelled. Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000. In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess $120,000 plus the base monthly payment. In the event funding does not provide for any additional payments, the remaining balance would be $290,000 and would be paid by the issuance of 4,264,707 shares of Company common stock (October 14, 2008 quoted priced at $0.068 per share) as collateral on June 30, 2009. The Company may repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

•
We amended Vivek’s Bhaman’s employment agreement: On October 12, 2008 the Company entered into an Amendment to the Employment Agreement of Vivek Bhaman, the Company’s President and Chief Operating Officer (the “Amendment”). Pursuant to the Amendment, Mr. Bhaman’s base salary effective May 1, 2008 is $300,000, representing an annual increase of $50,000. The Company has the option to defer payment of any or all of the increase until April 30, 2009. If deferred, the Company may elect to pay the increase in shares of the Company’s common stock at a 25% discount to the market price of the Company’s common stock on April 30, 2009. The Bonus provision of Mr. Bhaman’s employment agreement has been deleted. In addition, pursuant to the amendment, Mr. Bhaman was granted an aggregate of 6,000,000 options to purchase shares of the Company’s common stock at an exercise price of $0.55 per share with a term of 10 years comprised of (i) 1,000,000 options vesting immediately and (ii) 5,000,000 options vesting at a rate of 125,000 per quarter. The vesting schedule of the 5,000,000 options may be accelerated if the market price of the Company’s common stock exceeds certain thresholds pursuant to the terms of the Amendment. In addition, pursuant to the amendment, in the event that Mr. Bhaman’s employment with the Company is terminated, he shall be entitled to severance pay equal to his regular monthly salary for a period not to exceed 6 months. For the nine months ended September 30, 2008 operations were charged $20,833 for the retroactive application of the employment agreement effective date of May 1, 2008.

The estimated fair market value of the one million and five million options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 125.20% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

Operations will be charged $50,782 for the vesting of the one million options on October 1, 2008. The $253,909 value of the five million options will be charged to operations at the rate of $25,391 annually over the ten year vesting period under the terms of the Employment Agreement.

•
We converted Golden Gate debentures to additional shares and received waivers of default on the debentures: In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended September 30, 2008. Additionally the stock continues to trade at $0.21 or lower subsequent to September 30, 2008. On each of the occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to September 30, 2008, Golden Gate converted $136,000 of the 9.75% convertible debenture into 3,426,189 shares of common stock at prices ranging from $0.039 to $0.054 per share, converted $500 of the 4.75% convertible debenture into 1,243,762 shares of common stock at $0.0004 per share and exercised 5,000 warrants at $10.90 per share for $54,500 under the terms of the debenture agreements.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

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

3DICON CORPORATION

/s/ Martin Keating
November 18, 2008	Martin Keating
Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer)