Form 10-K
period 2008-12-31
3DICON CORP
filed 2009-04-15
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION   FILE NUMBER ________________________________

3DICON CORPORATION
(Name of small business issuer in its charter)

OKLAHOMA	73-1479206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6804 South Canton Avenue, Suite 150, Tulsa, OK 74136
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (918) 494-0505

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐   No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year: $42,900

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30,  2008 was $7,723,618.

As of March 31, 2009, the issuer had 175,505,294 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

Corporate History

3DIcon Corporation (the Company) was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. Our articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001. We have accounted for this transition as a reorganization and accordingly, restated its capital accounts as of January 1, 2001. At the inception in January 1, 2001, our primary activity was the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

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

The Oklahoma Center for the Advancement of Science and Technology (“OCAST”) approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  Funding beyond 2009 is contingent upon satisfactory performance evaluation and the availability of funds.

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

Pursuant to the Sponsored Research Agreement, a portfolio of 3D Display Technologies is being developed in using the following approaches:

•	I – Swept Volume Displays (we have successfully achieved the initial demonstration and proof of technology for this approach)
•	II – Static Volumetric Displays (Under Glass)
•
III – Stacked Volume Displays- We also have investigated the technologies for developing innovative Stacked Volumetric Displays. We are currently in the process of evaluating the commercialization potential of such technologies.

•	IV – Free Space Volumetric Displays: Our ultimate goal is to develop Free Space Volumetric Displays. Our future plans include the possible use of magnetic nano particles to achieve this among others.

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

The Static Volume Display technology will employ DMDs using infra-red lasers to produce 3D images in advanced transparent nanotechnology materials, thereby enabling the creation, transmission and display of high resolution 3D images within a volume space, surrounded by glass or transparent screen. The Free Space technology will build upon the Static Volume technology so as to eliminate the need for an enclosed vessel, thereby enabling the creation, transmission and display of high resolution 3D images in free space utilizing a portable system. The initial investigation for the Static Volume system commenced in 2007. There is currently no estimated prototype/demonstration date for this technology.

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

On October 31, 2008 OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008.  As of September 30, 2008 we had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 31, 2008 of $861,131.  The $1,804,687 balance of the remaining scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, we agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment.  In the event funding does not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of the our common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  We have the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

During the years ended December 31, 2008 and 2007, we charged operations $953,802 and $1,020,888, respectively pursuant to the SRA.  At December 31, 2008, we owed the University $198,365 in aggregate monthly payments and $741,131 on the arrearages under the revised payment terms.

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

Employees

We had four full-time employees as of December 31, 2008, Martin Keating, Chief Executive Officer, Vivek Bhaman, President and Chief Operating Officer, Dr. Hakki Refai, Chief Technology Officer (From October 2008), and Ms. Judith Keating, Company secretary and Director of Investor Relations.  None of our employees are covered by a collective bargaining agreement.  We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS.

Risks Relating to Our Business:

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $11,010,079 for the period from inception (January 1, 2001) to December 31, 2008.   Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

Our success depends to a significant extent upon the continued services of Martin Keating, our Chairman and Chief Executive Officer, and James N. Welsh, our Interim Chief Operating Officer and Interim Treasurer. Our success also depends on our ability to attract and retain other key executive officers.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not continue as a going concern, investors will lose their entire investment.

In their report dated April 15, 2009, our auditors have expressed substantial doubt about our about our ability to continue as a going concern. These concerns arise from the fact that we are a development stage organization with insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

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

As of March 31, 2009, we had approximately 175,505,294 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 614,771,829 shares of common stock at current market prices. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors (“Golden State”) to purchase 962,939 shares of common stock at an exercise price of $10.90. The sale of the shares underlying the convertible debentures and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debentures (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $96,678 and market prices 25%, 50% and 75% below the market price as of March 27, 2009 of $0.026.

% Below Market	Price Per Share	Effective Conversion Price	Number of Shares Issuable(1)	% of Outstanding Stock
25%	$0.01925	$0.01540	689,590,363	433%
50%	$0.01283	$0.01026	1,035,541,992	650%
75%	$0.00642	$0.00513	2,072,050,764	1,300%

(1) Shares issuable excludes 966,780 shares underlying the remaining warrants exercisable at $10.90 per share and cash proceeds of $10,537,902

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 9 ¾% $700,000 convertible debentures (excluding accrued interest) issued to Golden State on June 8, 2007, based on the remaining principal balance of $364,000 and market prices 25%, 50% and 75% below the market price as of March 27, 2009 of $0.026.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable	Stock
25%	$0.01925	$0.01386	26,269,449	16%
50%	$0.01283	$0.00924	39,404,174	25%
75%	$0.00642	$0.00462	78,808,348	50%

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the $1.25 million convertible debenture issued to Golden State on January 15, 2008 (the “Second Debenture”) (excluding accrued interest), based on the principal balance of $578,601 and market prices 25%, 50% and 75% below the market price as of March 27, 2009 of $0.026.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable	Stock
25%	$0.01925	$0.01732	33,405,577	21%
50%	$0.01283	$0.01155	50,108,366	32%
75%	$0.00642	$0.00577	100,216,732	64%

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

The issuance of shares upon conversion of our convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although Golden State may not convert its convertible debentures and/or exercise their warrants if such conversion or exercise would cause it to own more than 9.9% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting and selling some of their holdings and then converting the rest of their holdings. In this way, assuming the market price remains at a level acceptable to the selling stockholder, the selling stockholder could continue on a “conversion-sell-conversion” trend while never holding more than 9.99% of our common stock. Further, under the convertible debentures there is theoretically no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

If we are unable to issue shares of common stock upon conversion of the convertible debenture as a result of our inability to increase our authorized shares of common stock or as a result of any other reason, we are required to pay penalties to Golden State, redeem the convertible debenture at 130% and/or compensate Golden State for any buy-in that it is required to make.

If we are unable to issue shares of common stock upon conversion of the convertible debenture as a result of our inability to increase our authorized shares of common stock or as a result of any other reason, we are required to:

•
pay late payments to Golden State for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed;

•
in the event we are prohibited from issuing common stock, or fail to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of Golden State, we must pay to Golden State a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden State by 130%, together with accrued but unpaid interest thereon; and

•
if ten days after the date we are required to deliver common stock to Golden State pursuant to a conversion, Golden State purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden State of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then we are required to pay in cash to Golden State the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

In the event that we are required to pay penalties to Golden State or redeem the convertible debentures held by Golden State, we may be required to curtail or cease our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

N/A

ITEM 2. PROPERTIES.

Our executive offices are located at 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136. The lease has a term of thirty-six (36) months, which began on June 1, 2008.  We currently pay rent and related costs of approximately $2,255 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol "TDCP".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions (1).

	High	Low
First Quarter ended March 31, 2009	$0.05	0.02

	$0.32	$0.04
Year Ended December 31, 2008	High	Low
First Quarter ended March 31, 2008	$0.32	$0.20
Second Quarter ended June 30, 2008	$0.24	$0.08
Third Quarter ended September 30, 2008	$0.18	$0.05
Fourth Quarter ended December 31, 2008	$0.15	$0.04

Year Ended December 31, 2007	High	Low
First Quarter ended March 31, 2007	$0.70	$0.39
Second Quarter ended June 30, 2007	$0.72	$0.32
Third Quarter ended September 30, 2007 (1)	$1.05	$0.31
Fourth Quarter ended December 31, 2007	$0.59	$0.28

(1)	The Company’s Shares were traded on the Pink Sheets until July 25, 2007 and began trading on the OTC Bulletin Board thereafter.

Holders

As of March 31, 2009 we had approximately 392 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,000,000	$0.64	3,191,027

Equity compensation plans not approved by security holders
	27,000,000		27,000,000
Total	35,000,000	$0.64	30,191,027

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, we issued the below securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

Pursuant to a Subscription Agreement dated October 1, 2008, the we sold 515,677 shares of our common stock at a per share price equal to 80% of the average closing price during the five (5) days prior to the signing ($.048 per share) and warrants to purchase 257,839 shares of our common stock at a price of $.20 per share from October 1, 2008  through August 31, 2009, or $.25 per share from September 30, 2009 through August 31, 2010 to one accredited individual. We received $25,000 in cash from the sale.  The warrants terminate August 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward –Looking Statements

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Revenue

We have launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have earned income of $17,900 before commissions and costs from the sales of PixelPrecision™ for the year ended December 31, 2008.

The cost of sales for Pixel Precision™ of $8,435 includes commissions payable to the exclusive distributor DLi. This is an outright obligation and not a license.  We have no other significant cost of sales.  Shared marketing support costs are charged to operations when incurred.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems.  We expect that the revenue from this product to contribute to the operating expenses (General & Administrative, R&D, Interest Payments) but do not expect the revenue generated in 2009 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $953,802 for the year ended December 31, 2008 as compared to $1,020,888 for the year ended December 31, 2007.  The decrease was a result of modifications to the SRA.

General and Administrative Expenses

Our general and administrative expenses were $2,569,922 for the year ended December 31, 2008 as compared to $2,819,525 for the year ended December 31, 2007.   The decrease is due primarily to the decrease in the number of options issued to Directors and consultants for services.

Interest Expense

Interest expense for the year ended December 31, 2008 was $122,291 as compared to $88,583 for the year ended December 31, 2007. The increase in interest expense resulted from increase in the amounts outstanding on our convertible debentures during the periods.

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

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2008, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $48,400 at December 31, 2008.
We had negative working capital of $1,642,297 at December 31, 2008.

During the year ended December 31, 2008, we used $1,906,163 of cash for operating activities, a decrease of $548,413 or 22% compared to the year ended December 31, 2007. The decrease in the use of cash for operating activities was a result of the increase in accounts payable of $619,162 and the decrease in net loss of $317,446.

Cash used in investing activities during the year ended December 31, 2008 was $25,363, an increase of $16,607 compared to the year ended December 31, 2007.  The increase was a result of purchasing office furniture and equipment for the leased office space.

Cash provided by financing activities during the year ended December 31, 2008 was $1,274,407, a decrease of $1,692,013 or 57% compared to the year ended December 31, 2007.  The decrease was the result of the decreased debenture funding, stock sales and warrant sales in 2008.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of the Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company. As a result of our stock price being around the 52 week low mark and trending downward, our ability to raise cash is restricted.

Pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  During the year ended December 31, 2008, we received $297,145 in funding from Golden State as a result of the 4.75% Convertible Debenture warrants exercised.

The Company has been unable to meet it's monthly payment obligations under the Sponsored Research Agreement (“SRA”) and received notification that they were in default.  A new payment schedule has been negotiated.   Failure of the Company to meet its payment obligations under the new payment schedule could result in the termination of the SRA, termination of the related projects, and termination of any outstanding license agreements under the SRA.

On October 31, 2008, OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008, the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 31, 2008 of $861,131.  The $1,804,687 balance of the remaining scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment.  In the event funding does not provide for any additional payments, the remaining balance would be $290,000,  for which OU agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company has the option to repurchase the shares at $0.068 per share by September 30, 2009, or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

In addition, the management has put forward a proposal to the Board to reduce operating expenses further through temporary salary cuts, partial payments to consultants using stock and reduction in day-to-day expenses. We anticipate that this, along with other measures, will reduce our current cash flow burn rate from $267,000 per month to approximately of $180,000 to $195,000 per month.

We also intend to raise additional funds as permitted by the terms of Golden State financing, to help with the short term capital needs.

Off Balance Sheet Arrangements

3DIcon does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Subsequent Events:

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the year ended December 31, 2008.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to December 31, 2008, Golden State converted $111,500 of the 9.75% convertible debenture into 4,855,767 shares of common stock at prices ranging from $0.018 to $0.029 per share, converted $1,080 of the 4.75% convertible debenture into 5,598,495 shares of common stock at $0.0002 per share and exercised 10,800 warrants at $10.90 per share for $117,720 under the terms of the securities purchase agreements.

Common stock and paid in capital

Concordia was issued 1,413,986 shares of common stock in payment of $31,500 for January and February services under the consulting agreement.  Additionally common shares totaling 1,802,977 were issued to vendors in payment of $25,275 for services.

President’s resignation and interim President appointed

On February 3, 2009, Vivek Bhaman resigned as President, Chief Operating Officer and Treasurer of 3DIcon Corporation effective March 3, 2009.  Mr. Bhaman was due an aggregate of $41,667 compensation for January and February 2009 under the terms of the April 29, 2007 Employment Agreement.  Additionally he is due $41,667 under the terms of the October 12, 2008 Amended Employment Agreement which increased his annual compensation to $300,000 from $250,000.  Under the terms of the contract, the Company elected to defer the $50,000 increase until April 30, 2009 and pay the increased compensation in registered common stock discounted at 25% to the market price.  Mr. Bhaman was issued 1,851,852 registered common shares at $0.0225 per share for the $41,667 deferred compensation.  The Company has been unable to pay Mr. Bhaman for the remaining $41,667 compensation under his original Employment Contract.  Additionally under the terms of the employment agreements, Mr. Bhaman has vested 1,425,000 options to purchase shares at common stock of the Company at prices ranging from $0.055 to $1.00 per share that expire at various dated through October 12, 2018.  In connection with his resignation, the Company agreed to waive certain provisions of Mr. Bhaman's employment agreement which prevented him from continuing to serve as a Director of the Company following the termination of his employment. Accordingly, Mr. Bhaman continues to serve as a Director of the Company.

On February 9, 2009, the Board of Directors of the Company appointed James N. Welsh to serve as the Company’s Interim Chief Operating Officer and Treasurer. His appointment was effective as of March 1, 2009.

REOFFER PROSPECTUS 2,851,852 SHARES OF COMMON STOCK

The March 2009 reoffer prospectus relates to the sale of 2,851,852 shares of our common stock, $.0002 par value per share, that may be offered and resold from time to time by certain eligible participants and existing selling shareholders identified in the prospectus for their own account issuable upon exercise of currently outstanding stock options which have been issued pursuant to the unanimous written consent of our Board of Directors and pursuant to the employment agreement of one of our officers. It is anticipated that the selling shareholders will offer common shares for sale at prevailing prices on the OTC Bulletin Board on the date of sale. We will receive no part of the proceeds from sales made under this reoffer prospectus. The selling shareholders will bear all sales commissions and similar expenses. Any other expenses incurred by us in connection with the registration and offering and not borne by the selling shareholders will be borne by us.

The shares of common stock will be issued pursuant to awards granted by the unanimous written consent of our Board of Directors and pursuant to the employment agreement of certain officers and will be "control securities" under the Securities Act before their sale under this reoffer prospectus. This reoffer prospectus has been prepared for the purposes of registering the common shares under the Securities Act to allow for future sales by selling shareholders on a continuous or delayed basis to the public without restriction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 7, 2009, Tullius Taylor Sartain & Sartain LLP, the prior independent registered public accounting firm of the “Company, and Hogan & Slovacek, P.C. merged their operations to become HoganTaylor LLP (“HoganTaylor”).  The respective employees, partners and shareholders of the merged firms have become employees and partners of HoganTaylor which will continue the practices of each of the merged firms.  Consequently, HoganTaylor has assumed the role of the independent registered public accounting firm of the Company, subject to the approval or ratification of the Company’s audit committee.

As this is a combination of the two existing accounting firms and their respective practices, there was no resignation of the predecessor firm.  Also, as this is a newly created firm, there have been no pre-engagement consultations or contacts with HoganTaylor.

The reports of Tullius Taylor Sartain & Sartain LLP regarding the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their opinion on the Company’s financial statements for both fiscal years contained a paragraph emphasizing uncertainty regarding the Company’s ability to continue as a “going concern”.  During the years ended December 31, 2007 and 2006, and during the period from December 31, 2007 through January 7, 2009, there were no disagreements with Tullius Taylor Sartain & Sartain LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Tullius Taylor Sartain & Sartain LLP would have caused it to make reference to such disagreement in its report.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud,  if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management's report in this annual report.

Changes.  During the most recent quarter ended December 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Martin Keating	66	Chief Executive Officer, Acting Chief Financial Officer and Director
James N. Welsh	66	President, Chief Operating Officer and Treasurer
Dr. Hakki Refai		Chief Technology Officer
Vivek Bhaman	41	Director
Lawrence Field	48	Director
John O’Connor	53	Director
Victor F. Keen	66	Director

Martin Keating – Chief Executive Officer and Director

Martin Keating has been Chief Executive Officer and a director of 3DIcon since 1998. Previously, Mr. Keating organized and managed private placement limited partnerships, ranging from real estate development to motion picture financing. Mr. Keating was also general counsel and director of investor relations for CIS Technologies, then a NASDAQ company. Mr. Keating is an attorney licensed to practice law in Oklahoma and Texas.

James N. Welsh – President, Chief Operating Officer and Treasurer
James N. Welsh was appointed as President, Chief Operating Officer and as Treasurer in March 2009.  He is the founder and principal of Welsh & Associates, a consulting firm which provides financial and management consulting services.  He also served as the interim president of TriCord Hurricane Holdings, Inc. until March 31, 2009.    In addition, Mr. Welsh served as Chief Financial Officer of Global Safety Labs, Inc. from January, 2007 through August, 2007.  He also served as the Chief Financial Officer of American Container Net, Inc. from October, 2003 through August, 2005.

Hakki Refai-Chief Technology Officer

Hakki Refai was appointed as the Company’s Chief Technology Officer on July 28, 2008.  His employment with the Company commenced on a full-time basis on October 1, 2008.  Prior to joining the Company, Dr. Refai served as the co-principal investigator for the Static Volume / CSpace technologies being developed under the Sponsored Research Agreement with the University of Oklahoma.  Dr. Refai is the lead inventor of the CSpace technology and the creator of the Company’s first product, Pixel Precision™.  He authored the patent applications for the Static Volume Displays, Virtual Moving Screen Displays and Interaction of Micro-Mirror Device with Computer System.  Dr. Refai received his BS degree in electrical engineering in 1992 from Aleppo University in Syria and his MS and PhD degrees in electrical and computer engineering in 2002 and 2005, respectively, from the University of Oklahoma.

Vivek Bhaman - Director

Vivek Bhaman served as the President and Chief Operating Officer of 3DIcon from May 2007 through March 3, 2009. He currently serves as a director of the Company.  He has held leadership positions in VeriFone/Hewlett-Packard, and with global media giants Omnicom Group and the Interpublic Group. His experience includes consumer and business technologies such as cell phones and secure e-commerce transaction systems for VeriFone/HP, where he was responsible for launching and managing the Asia-Pacific operations of the Electronic Commerce division. His involvement extended from development to marketing/sales. Prior to joining 3DIcon, Mr. Bhaman successfully led the startup and marketing operations for an enterprise-software technology company, including its acquisition of marquee customers Walt Disney, Southern California Edison, and Freeman Group. Mr. Bhaman holds a Bachelors Degree in Engineering and an MBA with specializations in Marketing and Finance.

Lawrence Field - Director

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

John O’ Connor - Director

John O’Connor has been a director of 3DIcon since October 2006. Since 1981, Mr. O’Connor has practiced law in Oklahoma, concentrating in the areas of corporate and commercial law. Mr. O’Connor served as President of the law firm of Newton, O’Connor, Turner & Ketchum from 2001 to 2005 and has served as its Chairman from 2001 to present.

Victor F. Keen F. Director

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

On February 25, 2008, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $100,000 for each of the three non-employee Board members; using standard evaluation methods.  The Board granted options to purchase an aggregate of 2,061,540 shares to its three non-employee Board members; the exercise price for each option is $0.24 per share. The options expire at the end of ten years. The $300,000 compensation is for services on the Board during all or part of the calendar year 2008 and is deemed fully vested on the date of the grant. Operations were charged with $300,000 for the year ended December 31, 2008.

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

On October 12, 2008, the Company agreed to compensate its Director John O’Connor with 500,000 additional options to purchase stock of the corporation at $0.055 per share. The options expire at the end of ten years. The compensation is for services on the Board during all or part of the calendar year 2008 and is deemed fully vested on the date of the grant. Operations were charged with $25,391 for the year ended December 31, 2008.

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

On October 12, 2008, the Company entered into an Amendment to the Employment Agreement of Vivek Bhaman, (the “Amendment”). Pursuant to the Amendment, Mr. Bhaman’s base salary effective May 1, 2008 is $300,000, representing an annual increase of $50,000. The Company has the option to defer payment of any or all of the increase until April 30, 2009. If deferred, the Company may elect to pay the increase in shares of the Company’s common stock at a 25% discount to the market price of the Company’s common stock on April 30, 2009. The Bonus provision of Mr. Bhaman’s employment agreement has been deleted. In addition, pursuant to the amendment, Mr. Bhaman was granted an aggregate of 6,000,000 options to purchase shares of the Company’s common stock at an exercise price of $0.055 per share with a term of 10 years comprised of (i) 1,000,000 options vesting immediately valued at $50,782, and (ii) 5,000,000 options valued at $253,909, vesting at a rate of 125,000 options per quarter. The vesting schedule of the 5,000,000 options may be accelerated if the market price of the Company’s common stock exceeds certain thresholds pursuant to the terms of the Amendment. In addition, pursuant to the amendment, in the event that Mr. Bhaman’s employment with the Company is terminated, he shall be entitled to severance pay equal to his regular monthly salary for a period not to exceed 6 months.

On February 3, 2009, Vivek Bhaman resigned as President, Chief Operating Officer and Treasurer of 3DIcon Corporation effective March 3, 2009.  Mr. Bhaman was due an aggregate of $41,667 compensation for January and February 2009 under the terms of the April 29, 2007 Bhaman Agreement.  Additionally he is due $41,667 under the terms of the October 12, 2008 Amendment which increased his annual compensation to $300,000 from $250,000.  Under the terms of the Amendment, the Company elected to defer the $50,000 increase until April 30, 2009 and pay the increased compensation in registered common stock discounted at 25% to the market price.  On March 9, 2009 Mr. Bhaman was issued 1,851,852 registered common shares at $0.0225 per share for the $41,667 deferred compensation.  The Company has been unable to pay Mr. Bhaman for the remaining $41,667 compensation.  Additionally under the terms of the employment agreements, Mr. Bhaman has vested 1,425,000 options to purchase shares of common stock of the Company at prices ranging from $0.055 to $1.00 per share that expire at various dates through October 12, 2018.  In connection with his resignation, the Company agreed to waive certain provisions of Mr. Bhaman's employment agreement which prevented him from continuing to serve as a Director of the Company following the termination of his employment. Accordingly, Mr. Bhaman continues to serve as a Director of the Company.

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

•	Grant of 5,000,000 incentive stock options with a term of 10 years and an exercise price of $0.085 per share which vest as follows:

1.	The first installment of 500,000 options, valued at $33,622, are vested and exercisable on October 1, 2008, the date Dr. Refai commences full-time employment;

2.	3,500,000 options, valued at $235,357, vesting in accordance with certain technical achievements, deliverables and milestones as provided in the Employment Agreement; and

3.
1,000,000 options vesting in accordance with certain non-technical, general milestones as provided in the Employment Agreement or upon severance of the Employment Agreement under certain conditions as provided in the Employment Agreement.

Prior to Dr. Refai joining the Company on a full-time basis, he served as the co-principal investigator for the Static Volume / CSpace technologies being developed under the Company's Sponsored Research Agreement with the University of Oklahoma. Dr. Refai is the lead inventor of the CSpace technology and the creator of the Company’s first product, Pixel Precision™. He authored the patent applications for the Static Volume Displays, Virtual Moving Screen Displays and Interaction of Micro-Mirror Device with Computer System. Dr. Refai received his BS degree in electrical engineering in 1992 from Aleppo University in Syria and his MS and PhD degrees in electrical and computer engineering in 2002 and 2005, respectively, from the University of Oklahoma.

The estimated fair market value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 95.50% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.  Operations were charged $100,867 in 2008 for the vesting of the options cost of Mr. Refai under the terms of the Employment Agreement.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2008, December 31, 2007 and 2006 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Keating CEO	2008	144,000
	2007	144,000	-	-	-	-	-	-	144,000
	2006	90,000	-	-	-	-	-	-	90,000

Vivek Bhaman, Pres. and COO	2008	250,000			50,782			33,333	334,115
	2007	166,666							166,666

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2008
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Martin Keating	500,000			$0.40	April 26, 2009

Vivek Bhaman	1,425,000	5,075,000		(1)	April 30, 2010

(1) Mr. Bhaman’s options are exercisable as follows: 100,000 at $0.80 per share, 200,000 at $1.00 per share and 1,125,000 at $0.055 per share

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of
March 31, 2009 by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

	Number of Shares Beneficially		Percentage
Name of Beneficial Owner (1)	Owned	Class of Stock	Outstanding (2)
Martin Keating (3)	42,217,474	Common	30.76%
Victor F. Keen	5,206,667	Common	3.8%
Lawrence Field (4)	3,771,660	Common	2.8%
John O’Connor (5)	710,000	Common	*
Vivek Bhaman (6)	1,425,000	Common	*
James N. Welsh
All directors and executive officers as a group (4 persons)	51,636,801		37.96%

Golden State Investors, Inc.	15,148,781

*           Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o 3DIcon Corporation, 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136.
(2)
Applicable percentage ownership is based on 175,505,294 shares of common stock outstanding as of March 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 31 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage.

(3)	Represents (i) 37,987,452 shares of common stock owned by Mr. Keating and (ii) 4,230,022 shares of common stock owned by Mr. Keating’s wife, Judy Keating.
(4)
Represents (i) 2,146,660 shares of common stock owned by Regent Private Capital of which Mr. Lawrence Field is a principal and managing director. Mr. Field disclaims any beneficial ownership of these shares and (ii) 1,625,000 stock options.

(5)
Represents (i) 110,000 shares of common stock owned by Mr. O’Connor and (ii) 100,000 shares of common stock owned by the John M. and Lucia D. O’Connor Revocable Living Trust over which Mr. O’Connor has voting and investment control.

(6)	Represents 1,425,000 stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $57,000 and $59,385.

Tax Fees
There were no other fees billed for compliance, tax advice and tax planning, by our principal accountant for the fiscal year ended December 31, 2008 and 2007.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

ITEM 15. EXHIBITS.

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007

10.14	Registration Rights Agreement dated November 21, 2007

23.1	Consent of HoganTaylor LLP

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007
(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: April 15, 2009	/s/Martin Keating
Name: Martin Keating
Title: Chief Executive Officer (Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Martin Keating	Chief Executive Officer, Director (Principal Executive and Accounting Officer)	April 15, 2009
Martin Keating

By:	/s/ Vivek Bhaman	Director	April 15, 2009
Vivek Bhaman

By:	/s/ Lawrence Field	Director	April 15, 2009
Lawrence Field

By:	/s/ John O’ Connor	Director	April 15, 2009
John O’Connor

By:	/s/ Victor Keen	Director	April 15, 2009
Victor F. Keen

3DIcon CORPORATION
(A Development Stage Company)

December 31, 2008 and 2007

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
3DIcon Corporation

We have audited the accompanying balance sheets of 3DIcon Corporation (a Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  Tullius Taylor Sartain & Sartain LLP audited the financial statements of 3DIcon Corporation as of and for the year ended December 31, 2007 and for the period from inception (January 1, 2001) to December 31, 2007 and merged with Hogan & Slovacek P.C. to form HoganTaylor LLP effective January 7, 2009.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage organization having insufficient revenues and capital commitments to fund the development of its planned products. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of 3DIcon Corporation’s internal controls over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HoganTaylor LLP

Tulsa, Oklahoma
April 15, 2009

3DIcon CORPORATION
(A Development Stage Company)

BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash	$48,400	$705,519
Prepaid expenses	16,113	15,944

Total current assets	64,513	721,463

Net property and equipment	31,537	11,832

Debt issue costs, net	56,978	97,249

Deposits-other	17,315	-

Total Assets	$170,343	$830,544

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$364,000	$700,000
Warrant exercise advances	140,500	-
Accounts payable	1,135,887	484,513
Accrued salaries	59,615	-
Accrued interest on debentures	6,808	8,854

Total current liabilities	1,706,810	1,193,367

Convertible debentures payable, less current maturities	675,279	558,375

Total Liabilities	2,382,089	1,751,742

Stockholders' deficiency:
Common stock $.0002 par, 250,000,000 shares authorized; 157,515,766 and 127,125,232 shares issued and outstanding at December 31, 2008 and 2007, respectively	31,503	25,425
Additional paid-in capital	8,766,830	6,451,906
Deficit accumulated during development stage	(11,010,079)	(7,398,529)

Total stockholders' deficiency	(2,211,746)	(921,198)

Total Liabilities and Stockholders' Deficiency	$170,343	$830,544

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years ended December 31, 2008 and 2007
and Period from Inception (January 1, 2001) to December 31, 2008

	2008	2007	Inception to December 31, 2008
Income:
License Fee	$25,000	$-	$25,000
Sales	17,900		17,900

Total income	42,900		42,900

Expenses:
Research and development	953,802	1,020,888	2,463,561
General and administrative	2,578,357	2,819,525	8,348,026
Interest	122,291	88,583	241,392

Total expenses	3,654,450	3,928,996	11,052,979

Net loss	$(3,611,550)	$(3,928,996)	$(11,010,079)

Loss per share:
Basic and diluted	$(0.025)	$(0.035)

Weighted average shares outstanding, Basic and diluted	142,669,496	113,468,331

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2008

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

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2008

				Deficit
				Accumulated
	Common	Stock	Additional	During the
	Shares	Par Value	Paid-In Capital	Development Stage	Total

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	$31,503	$8,766,830	$(11,010,079)	$(2,211,746)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2008 and 2007
and Period from Inception (January 1, 2001) to December 31, 2008

	2008	2007	Inception to December 31, 2008
Cash Flows from Operating Activities
Net loss	$(3,611,550)	$(3,928,996)	$(11,010,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	654,199	1,274,666	1,928,865
Stock issued for services	313,800	155,426	1,111,550
Stock issued for interest	-	38,351	38,351
Amoritization of debt issuance costs	5,658	1,734	7,744
Change in:
Impairment of assets	-	-	292,202
Prepaid expenses and other assets	17,484	(144,748)	(266,828)
Accounts payable and accrued liabilities	708,943	89,781	1,231,308

Net cash used in operating activities	(1,906,163)	(2,454,576)	(6,567,406)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(25,363)	(8,756)	(39,281)
Net cash used in investing activities	(25,363)	(8,756)	(39,281)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	528,194	743,920	2,746,364
Proceeds from issuance of debentures	746,213	2,222,500	3,908,713

Net cash provided by financing activities	1,274,407	2,966,420	6,655,077

Net increase (decrease) in cash	(657,119)	503,088	48,390
Cash, beginning of period	705,519	202,431	10

Cash, end of year	$48,400	$705,519	$48,400
Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$965,309	$1,667,183	$2,792,491
Cash paid for interest	$124,336	$52,535	$232,326

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2008 and 2007
and period from Inception (January 1, 2001) to December 31, 2008

Note 1 – Organization and Operations

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

Uncertainties

The accompanying financial statements have been prepared on a going concern basis.  The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses. Additionally, the Company has been unable to meet its monthly payment obligations and is therefore in default of the Sponsored Research Agreement (“SRA”) (see note 4).  A revised payment schedule was agreed to in October 2008.  Failure of the Company to meet its revised payment obligations could result in the termination or the SRA and any outstanding license agreements under the SRA.  The Company has realized a cumulative net loss of $11,010,079 for the period from inception (January 1, 2001) to December 31, 2008, and a net loss of $3,611,550 and $3,928,996 for the years ended December 31, 2008 and 2007, respectively.  .

See notes to financial statements

Note 1 – Organization and Operations (continued)

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $48,400, grants and investor funding. Under the terms of the Golden Gate debentures, Golden Gate may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement, however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden Gate is obligated to submit conversion notices in an amount such that Golden Gate receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden Gate is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden Gate from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden Gate’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden Gate is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of December 31, 2008 and ignoring the impact of the Beneficial Ownership Limitations, we may receive up to $981,000 in funding from Golden Gate as a result of warrant exercises subsequent to December 31, 2008.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000 to be provided during 2009 and 2010.  (See note 10)

See notes to financial statements

Note 1 – Organization and Operations (continued)

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

Note 2 – Summary of Significant Accounting Policies

Research and development

Research and development costs, including payments made to the University of Oklahoma pursuant to the SRA, are expensed as incurred. (Note 4)

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

Net income (loss) per common share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per common share is based on the weighted-average outstanding common shares.  Diluted net income (loss) per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures.  Due to the Company’s losses, such potentially dilutive securities are anti-dilutive for all periods presented.  The weighted average number of  potentially dilutive shares are 21,930,644 and 10,935,382 for the years ended December 31, 2008 and 2007, respectively.

See notes to financial statements

Note 2 – Summary of Significant Accounting Policies (continued)

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

Fair value of financial instruments

 The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities – The carrying value approximates fair value due to the short maturity of these items.
Debentures payable – The fair value of the Company's debentures payable has been estimated by the Company based upon the liability’s characteristics, including interest rate.  The carrying value approximates fair value.

Note 3 – Recent Accounting Pronouncements

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

See notes to financial statements

Note 3 – Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008. The implementation of SFAS 157, as it relates to financial assets and liabilities did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s year that began January 1, 2008. The adoption of SFAS 159 did not have a material effect on the financial statements.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. (“SFAS 161”) SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement will not have a material effect on the Company’s financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting

See notes to financial statements

Note 3 – Recent Accounting Pronouncements (continued)

Principles. The adoption of this statement did have a material effect on the Company’s financial statements.

Note 4 – Sponsored Research Agreement (SRA)

On April 20, 2004, the Company entered into a SRA entitled "Investigation of Emerging Digital Holography Technologies" (Phase I) with the University of Oklahoma - Tulsa (“University”), which expired October 19, 2004. On July 15, 2005, the Company entered into a SRA with the University (Phase II), which expired January 14, 2007. Under this agreement the University conducted a research project entitled "Investigation of Emerging 3-Dimensional Display Technologies".  The agreement was modified in November 2006 to provide additional funding, and extended the term of the agreement through June 30, 2007.

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

During the years ended December 31, 2008 and 2007, the Company charged operations $953,802 and $1,020,888, respectively, pursuant to the SRA.  At December 31, 2008, the Company owed the University $198,365 in aggregate monthly payments and $741,131 on the arrearages under the revised payment terms.

See notes to financial statements

Note 5 – Consulting Agreements

Concordia Financial Group

The Company signed an Independent Consultant Agreement with Concordia Financial Group (“Concordia”) on August 7, 2007 to memorialize an oral agreement for consultant services that

Concordia has performed since November 16, 2005, and continued through October 31, 2007 when it was terminated. Under the terms of the agreement Concordia assisted the Company by reviewing and evaluating the Company’s plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advised with respect to effective registration of offerings of Company securities and listing of the Company on the OTC Bulletin Board, the management team, the Company’s development of near and long-term budgets, marketing strategies and plans, and assisted in presentations related to the above services. The Company paid Concordia $74,460 in 2007. As additional consideration for business strategy consulting services, the Company granted Concordia options to purchase 5 million shares of Company stock with an exercise price of $0.05 per share.  The options were valued at $843,390 and were charged to operations in 2007.  The estimated fair market value of the options was determined by using the Black-Scholes option pricing model.  The expected dividend yield of $0 is based on the average annual dividend yield as of the grant date. Expected volatility of 147.83% is based on the historical volatility of our stock. The risk-free interest rate of 3.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of two years is based on historical exercise behavior and expected future experience.  (See Note 7)

The Company entered into a new one year Independent Consulting Agreement with Concordia effective November 1, 2007.  Under the new agreement Concordia will serve as liaison to Golden Gate Investors, Inc. and provide business strategy services similar to those provided under the previous agreement.  Concordia will be paid a monthly fee of $15,750.  Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia’s monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month.   Market is defined as the five day average of closing prices immediately proceeding the last business day of the calendar month in which the invoiced services were rendered.  Additionally, 3DIcon paid Concordia approximately $40,540 for services during the period November 1, 2007 to December 31, 2007 under the new one year agreement. During the year ended December 31, 2008, Concordia was paid $204,750.  Under terms of the agreement, the services continue under a month to month basis.

In addition to the cash compensation, and conditioned upon terms of the agreement, the Company granted Concordia on May 1, 2008 and October 1, 2008, the option to purchase 250,000 shares of the Company stock, for a total of 500,000 options, at an exercise price of the average closing price of the stock for the five trading days prior to November 1, 2007 ($.37 per  share).  The shares, upon exercise will be freely tradable.  The options expire on the third anniversary of the grant dates.  The estimated fair value of the options is $78,391 which will be recognized in the period earned under the terms of the agreement.   (See Note 7)

See notes to financial statements

Note 5 – Consulting Agreements (continued)

Each grant of options to purchase shares is conditioned upon the Board’s assessment, satisfaction and approval of Concordia’s performance to the grant date.  There were no charges to expense in relation to the options in 2007.

Innovation Drive, Inc.

Pursuant to a consulting agreement effective November 1, 2007 signed with Innovation Drive, Inc (“IDI”) the Company engaged IDI; (1) to assist in opportunities with the federal government in R & D opportunities and eventually in sales funding; (2) become a subcontractor to prime contractors; (3) investigate, explore and capture multi-agency and/or multi-organizational teaming opportunities to generate a variety of program (and funding) opportunities; and (4) develop and distribute to targeted audiences in Washington materials to generate brand recognition.  The Company will pay a monthly fee of $15,000, payable $5,000 in cash and $10,000 in shares of Company stock, until the first contract is signed and thereafter 50% cash and 50% Company stock.  The shares issued under the agreement will be issued to Carla R. York, CEO of IDI and discounted 25% from a twenty day moving average prior to the invoice date.  Additionally a contract fee ranging from $20,000 to $30,000 will be paid on contracts greater than $200,000 and a fee ranging from $35,000 to $45,000 on contracts greater than $500,000.  The variance in fees is based on a contract being awarded within 120 days or within 150 days.  If a contract is not awarded within 150 days, the fee is 3% of the contract amount.  The agreement is for one year and is automatically extended on a month-to-month basis unless terminated by either party.  The agreement was terminated effective August 18, 2008.

LIB Holdings, Inc

Pursuant to a letter agreement signed October 1, 2007, LIB Holdings, Inc. (“LIB”) agreed to provide marketing and public relation services which includes (1) assistance with development of written and verbal company communications; (2) assistance with the development and maintenance of relevant and current information on the Company web site; (3) creation of media opportunities for visibility of the Company technologies; and (4) assisting with logistics and other arrangements for Company events.  The Company agreed to pay a monthly fee of $3,000 payable in registered shares of the company stock.  The number of shares to be issued is based on the 20 day average of the closing price immediately preceding the last day of the calendar month for which the fee is due. As additional compensation LIB was issued 150,000 restricted shares of the Company’s common stock.  The restricted shares were valued consistent with other shares issued for services at $4,625.  The agreement commitment period terminated October 1, 2008 and is automatically extended on a month-to-month basis unless terminated by either party.

See notes to financial statements

Note 5 – Consulting Agreements (continued)

Corporate Profile LLC

Pursuant to a letter agreement signed October 1, 2007 Corporate Profile LLC agreed to provide investor relation services.  The Company agreed to pay a monthly fee of $3,000.  The agreement continues on a month-to-month basis unless terminated by either party.

Note 6 – Debentures Payable

Debentures payable consist of the following:

	December 31, 2008	December 31, 2007
Senior Convertible Debentures:
9.75% Debenture due January 31, 2009	$364,000	$700,000
6.25% Debenture due 2009	-	333,971
6.25% Debenture due 2010	578,601	125,000
4.75% Debentures due 2011	96,678	99,404
Total Debentures	1,039,279	1,258,375
Less - Current Maturities	(364,000)	(700,000)
Long-term Debentures	$675,279	$558,375

Securities Purchase Agreement

6.25% Convertible Debenture due 2009

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Golden Gate Investors, Inc. (“Golden Gate”) on November 3, 2006, as amended on December 15, 2006 and February 6, 2007, for the sale of a 6.25% convertible debenture in the principal amount of $1,250,000 (the “First Debenture”). The Company agreed to file a registration statement with the SEC for the resale of the common stock underlying the debenture.  The registration statement became effective on July 3, 2007.  Under the terms of the Purchase Agreement, Golden Gate advanced $125,000 during 2006 and converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007 at $0.35 per share. Pursuant to the Securities Purchase Agreement, Golden Gate provided the Company with an additional $312,500 of debenture funding upon effectiveness of the registration statement and converted the $312,500 debenture into 892,857 shares of common stock on July 17, 2007 at $0.35 per share.  The remaining $812,500 of the $1.25 million debenture was placed with an escrow agent during 2007.  During the remainder of 2007, $400,000 was released to the Company and the balance of $412,500 was released in 2008.  At various dates after the July 3, 2007 effective date of the registration statement, $478,529 of the debenture was converted into 2,097,406 shares of common stock at prices ranging from $0.20 to $0.26 during 2007 and during the first quarter of 2008 the remaining $333,971 of the debenture was converted into 2,061,573 shares of common stock at prices ranging from $0.12 to $0.20 based on the formula in the convertible debenture.

See notes to financial statements

Note 6 – Debentures Payable (continued)

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

Golden Gate advanced $125,000 on the second $1.25 million debenture on November 9, 2007.  Additionally, Golden Gate advanced $312,500 directly to the Company and $433,713 to an escrow account on the Second Debenture in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of December 31, 2008, Golden Gate has funded an aggregate of $871,213 on the Second Debenture. Golden Gate will be obligated to fund the Company for the remaining $378,787 in principal on the Second Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Second Debenture. At this time, the Company has not filed a registration statement.  Under the terms of the Securities Purchase Agreement, the escrowed funds were advanced to the Company during 2008. At various dates during 2008, $292,611 of the debenture was converted into 3,651,337 shares of common stock at prices ranging from $0.05 to $0.14 based on the formula in the convertible debenture. Shares remaining in escrow and reported as outstanding at December 31, 2008 total 4,310,449.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share.  The Second Debenture is secured by the pledge of 11 million shares of common stock held by Martin Keating, the Chairman of the Company.  In the event of default and the Company has not repaid all outstanding principal and accrued interest, along with liquidating damages of $250,000 within one day of default, Golden Gate shall have the right to immediately sell the pledged shares in satisfaction of any amounts of principal and interest owing under the Second Debenture.  (See Note -13 Subsequent events)

See notes to financial statements

Note 6 – Debentures Payable (continued)

In accordance with the terms of the Second Debenture, an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during 2008. On each of the occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.

4.75% Convertible Debenture due 2011

On November 3, 2006, the Company also issued to Golden Gate a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.   Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion.  During 2007 Golden Gate converted $596 of the $100,000 debenture into 244,045 shares of common stock at $0.002 per share, exercised warrants to purchase 5,956 shares of common stock at $10.90 per share and the Company received $64,920 from the exercise of the warrants.   During 2008, Golden Gate converted $2,726 of the $100,000 debenture into 5,115,695 shares of common stock at $0.002 per share, exercised warrants to purchase 27,261 shares of common stock at $10.90 per share and the Company received $297,145 from the exercise of the warrants.  During 2008 Golden State advanced $200,000 against future exercises of warrants of which $59,500 was applied leaving $140,500 of unapplied advances.

9.75% Convertible due July 31, 2009

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden Gate which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company filed a registration statement with the SEC within three days of closing for the resale of the common stock underlying the $1.25 million convertible debenture, which was issued to Golden Gate Investors on November 3, 2006.  The Company received gross proceeds of $700,000 from the sale of the aforementioned debenture. At various dates during 2008, $336,000 of the debenture was converted into 8,079,895 shares of common stock at prices ranging from $0.04 to $0.05 per common share based on the formula in the convertible debenture. The June 8, 2008 original due date of the 9.75% debentures has been extended to July 31, 2009.

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

See notes to financial statements

Note 6 – Debentures Payable (continued)

Interest on the 6.25% convertible debentures is payable monthly in cash or, at Golden Gate’s option, in shares of common stock of the Company valued at the then applicable conversion price. The initial $1.25 million convertible debenture is convertible into the number of the shares of common stock equal to the dollar amount of the debenture divided by the conversion price.

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

Note 7 – Common Stock and Paid-In Capital

At various dates throughout 2006, the Company sold 200,000 shares of common stock with warrants attached for $.25 per share pursuant to an exempt offering.  Each subscriber received one share of common stock with two separate warrants to purchase additional shares of Rule 144 stock as follows:  (a) ten times the number of shares within one year of the date subscribed at $.025 per share and (b) another ten times the number of shares within two years of the date subscribed at $.05 per share.  At various dates throughout 2008 and 2007, the Company issued 1,320,000 and 8,580,000 shares, respectively, of its common stock pursuant to the exercise of the warrants by non-employees.  The Company received $66,000 and $369,000, respectively, in cash. The remaining warrants totaling 80,000 were cancelled in 2008.

See notes to financial statements

Note 7 – Common Stock and Paid-In Capital (continued)

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

Pursuant to a Subscription Agreement dated October 1, 2008, the Company sold 515,677 shares of the Company’s common stock at a per share price equal to 80% of the average closing price during the five (5) days prior to the signing ($.048 per share) and warrants to purchase 257,839 shares of its common stock at a price of $.20 per share from October 1, 2008  through August 31, 2009, or $.25 per share from September 30, 2009 through August 31, 2010 to one accredited individual. The Company received $25,000 in cash from the sale.  The warrants terminate August 31, 2010.

As of December 31, 2008, there are warrants outstanding to purchase 594,482 shares of common stock at a price of $.50 per share which expire on October 11, 2009 and warrants to purchase 257,839 shares of common stock at a price of $.20 per share from October 1, 2008 through August 31, 2009, or $.25 per share from September 1, 2009 through August 31, 2010.

Common stock and options issued for services

During 2008 shares of common stock totaling 4,598,973 were issued for consulting services for which the Company recognized $313,800 of expense. During 2007 shares of common stock totaling 817,727 were issued for legal and consulting services for which the Company recognized $155,426 of expense.

Options granted

Board of Directors – On April 27, 2007, the Company granted its three Directors 1,500,000 options exercisable at $.40 per share.  The options were valued at $431,276 and were charged to operations in 2007.

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

See notes to financial statements

Note 7 – Common Stock and Paid-In Capital (continued)

Board of Directors – On February 25, 2008, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $100,000 for each of the three non-employee Board members; using standard evaluation methods.  The Board granted options to purchase an aggregate of 2,061,540 shares to its three non-employee Board members; the exercise price for each option is $0.24 per share. The options expire at the end of ten years. The $300,000 compensation is for services on the Board during all or part of the calendar year 2008 and is deemed fully vested on the date of the grant. Operations were charged with $300,000 for the year ended December 31, 2008.

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

Director - On October 12, 2008, the Company agreed to compensate its Director John O’Connor with 500,000 additional options to purchase stock of the corporation at $0.055 per share. The options expire at the end of ten years. The compensation is for services on the Board during all or part of the calendar year 2008 and is deemed fully vested on the date of the grant. Operations were charged with $25,391 for the year ended December 31, 2008.

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

Employment Agreement - On April 29, 2007 the Company entered into an Employment Agreement with Vivek Bhaman (the “Bhaman Agreement”) pursuant to which Mr. Bhaman   agreed to serve as the President and Chief Operating Officer of the Company. Mr. Bhaman’s employment under the Bhaman Agreement commenced on May 1, 2007 and will continue for a term of one year from May 1, 2007, the date on which he became a full-time employee of the Company. The term of the Bhaman Agreement will automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the Bhaman Agreement. The following represents the material terms of the Bhaman Agreement:

See notes to financial statements

Note 7 – Common Stock and Paid-In Capital (continued)

•	Annual salary of $250,000;

•	Cash bonus equal to twenty-five percent (25%) of the annual salary in the event the Company records revenue of $500,000 for the calendar year 2007; and Mr. Bhaman is an employee of the Company;

•	Grant of 100,000 stock options valued at $21,032 with a term of 10 years and an exercise price of $0.080 per share which vest on the commencement date of employment, May 1, 2007;

•	Grant of 200,000 stock options valued at $44,064 with a term of 10 years and an exercise price of $1.00 per share which vest on May 1, 2008; and

•	Grant of 200,000 stock options valued at $32,211 with a term of 10 years and an exercise price of $1.50 per share which vest on May 1, 2009.

The estimated fair value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 137.60% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 4.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

Amended Employment Agreement- On October 12, 2008, the Company entered into an Amendment to the Employment Agreement of Vivek Bhaman, (the “Amendment”). Pursuant to the Amendment, Mr. Bhaman’s base salary effective May 1, 2008 is $300,000, representing an annual increase of $50,000. The Company has the option to defer payment of any or all of the increase until April 30, 2009. If deferred, the Company may elect to pay the increase in shares of the Company’s common stock at a 25% discount to the market price of the Company’s common stock on April 30, 2009. The Bonus provision of Mr. Bhaman’s employment agreement has been deleted. In addition, pursuant to the amendment, Mr. Bhaman was granted an aggregate of 6,000,000 options to purchase shares of the Company’s common stock at an exercise price of $0.055 per share with a term of 10 years comprised of (i) 1,000,000 options vesting immediately valued at $50,782, and (ii) 5,000,000 options valued at $253,909, vesting at a rate of 125,000 options per quarter. The vesting schedule of the 5,000,000 options may be accelerated if the market price of the Company’s common stock exceeds certain thresholds pursuant to the terms of the Amendment. In addition, pursuant to the amendment, in the event that Mr. Bhaman’s employment with the Company is terminated, he shall be entitled to severance pay equal to his regular monthly salary for a period not to exceed 6 months.

There are 1,425,000 options vested at December 31, 2008 under the original and amended employment agreements.

See notes to financial statements

Note 7 – Common Stock and Paid-In Capital (continued)

The estimated fair value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 125.20% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.  Operations were charged $50,782 for the vesting of the one million options on October 1, 2008.  The $253,909 value of the five million options will be charged to operations at the rate of $25,391 annually over the ten year vesting period under the terms of the Employment Agreement.

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

•	Grant of 5,000,000 incentive stock options with a term of 10 years and an exercise price of $0.085 per share which vest as follows:

1.	The first installment of 500,000 options, valued at $33,622, are vested and exercisable on October 1, 2008, the date Dr. Refai commences full-time employment;

2.	3,500,000 options, valued at $235,357, vesting in accordance with certain technical achievements, deliverables and milestones as provided in the Employment Agreement; and

See notes to financial statements

Note 7 – Common Stock and Paid-In Capital (continued)

3.
1,000,000 options vesting in accordance with certain non-technical, general milestones as provided in the Employment Agreement or upon severance of the Employment Agreement under certain conditions as provided in the Employment Agreement.

The estimated fair value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 95.50% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.  Operations were charged $100,867 in 2008 for the vesting of the options cost of Mr. Refai under the terms of the Employment Agreement.

The following summary reflects warrant and option activity for the year ended December 31, 2008.

	Attached Warrants	Golden Gate Warrants	Options

Outstanding December 31, 2007	1,994,482	994,044	7,250.000
Granted	257,839	-	13,761,540
Exercised	(1,320,000)	(27,261)	(750,000)
Cancelled	(80,000)	-	(750,000)
Outstanding December 31, 2008	852,321	966,783	20,111,540

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

See notes to financial statements

Note 7 – Common Stock and Paid-In Capital (continued)

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

Note 8 – Incentive Stock Plan

In August 2007 the Company established 3DIcon Corporation 2007 Incentive Stock Plan (the "Plan"). The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed eight million (8,000,000) shares.  The shares are included in a registration statement filed August 7, 2007 which registered shares totaling fifteen million shares.  Shares totaling 4,598,973 and 210,000 were issued from the Plan during 2008 and 2007, respectively, for services.

Note 9 – Office Lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At December 31, 2008, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2009	$27,071
2010	27,570
2011	11,575
$66,216

See notes to financial statements

Note 10 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  Funding beyond 2009 is contingent upon satisfactory performance evaluation and the availability of funds.

Note 11 – Income Taxes

At December 31, 2008 and 2007, the Company had accumulated net operating losses of approximately $9,335,000 and $6,650,000, respectively, available to reduce future federal and state taxable income.  Unless utilized, the loss carryforward amounts will begin to expire in 2014.

Deferred tax assets resulting from the operating loss carryforward, are reduced by a valuation allowance.

The deferred tax asset consisted of the following:

	December 31, 2008	December 31, 2007
Loss carry forward amount	$9,335,000	$6,650,000
Effective tax rate	38%	38%
Deferred tax asset	3,547,300	2,527,000
Less valuation allowance	(3,547,000)	(2,527,000)
Net deferred taxes	$-	$-

Note 12 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the years ended December 31, 2008 and 2007, the Company incurred legal fees to Newton O’Connor, Turner & Ketchum in the amount of $135,440 and $174,103 respectively.

The Company has fee income of $25,000 with a company affiliated by common ownership.

See notes to financial statements

Note 13 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended December 31, 2008.  On each of the occasions Golden Gate, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to December 31, 2008 Golden Gate converted $111,500 of the 9.75% convertible debenture into 4,855,767 shares of common stock at prices ranging from $0.018 to $0.029 per share, converted $980 of the 4.75% convertible debenture into 1,940,405 shares of common stock at $0.0002 per share and exercised 9,800 warrants at $10.90 per share for $106,820 under the terms of the securities purchase agreements.

Common stock and paid in capital

Concordia was issued 1,413,986 shares of common stock in payment of $31,500 for January and February services under the consulting agreement.  Additionally common shares totaling 1,802,977 were issued to vendors in payment of $25,275 for services.

President’s resignation and interim President appointed

On February 3, 2009, Vivek Bhaman resigned as President, Chief Operating Officer and Treasurer of 3DIcon Corporation effective March 3, 2009.  Mr. Bhaman was due an aggregate of $41,667 compensation for January and February 2009 under the terms of the April 29, 2007 Employment Agreement.  Additionally he is due $41,667 under the terms of the October 12, 2008 Amended Employment Agreement which increased his annual compensation to $300,000 from $250,000.  Under the terms of the contract, the Company elected to defer the $50,000 increase until April 30, 2009 and pay the increased compensation in registered common stock discounted at 25% to the market price.  Mr. Bhaman was issued 1,851,852 registered common shares at $0.0225 per share for the $41,667 deferred compensation.  The Company has been unable to pay Mr. Bhaman for the remaining $41,667 compensation under his original Employment Contract.  Additionally under the terms of the employment agreements, Mr. Bhaman has vested 1,425,000 options to purchase shares at common stock of the Company at prices ranging from $0.055 to $1.00 per share that expire at various dates through October 12, 2018.  In connection with his resignation, the Company agreed to waiver certain provisions of Mr. Bhaman's employment agreement which prevented him from continuing to serve as a Director of the Company following the termination of his employment. Accordingly, Mr. Bhaman continued to serve as a Director of the Company.

On February 9, 2009, the Board of Directors of the Company appointed James N. Welsh to serve as the Company’s Interim Chief Operating Officer and Treasurer. His appointment was effective as of March 1, 2009.

See notes to financial statements

Note 13 – Subsequent Events (continued)

Incentive stock plan amended

The Company’s Incentive Stock Plan was amended in February 2009 to increase the number of shares available to be issued upon exercise of outstanding options and warrants.  Originally eight million shares were included in the plan.  The 2009 amendment increase the available shares by twenty-seven million shares.  There are currently 30,191,027 shares available under the plan.

See notes to financial statements