Form 10-Q
period 2009-03-31
3DICON CORP
filed 2009-05-20
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 15, 2009, the issuer had 194,345,144 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current assets:
Cash	$24,430	$48,400
Prepaid expenses	21,750	16,113

Total current assets	46,180	64,513

Net property and equipment	29,552	31,537

Debt issue costs, net	46,910	56,978

Deposits-other	17,315	17,315

Total Assets	$139,957	$170,343

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$252,500	$364,000
Warrant exercise advances	49,130	140,500
Accounts payable	1,390,235	1,135,887
Accrued salaries	70,649	59,615
Accrued interest on debentures	17,720	6,808

Total current liabilities	1,780,234	1,706,810

Convertible debentures payable, less current maturities	674,199	675,279

Total Liabilities	2,454,433	2,382,089

Stockholders' deficiency:
Common stock $.0002 par, 250,000,000 shares authorized; 175,505,294 and 157,515,766 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	35,101	31,503
Additional paid-in capital	9,163,240	8,766,830
Deficit accumulated during development stage	(11,512,817)	(11,010,079)

Total stockholders' deficiency	(2,314,476)	(2,211,746)

Total Liabilities and Stockholders' Deficiency	$139,957	$170,343

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008 and period
From Inception (January 1, 2001) to March 31, 2009
(Unaudited)

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008	Inception to March 31, 2009
Income:
License Fee		$-	$-	$25,000
Sales		-	-	17,900

Total income		-	-	42,900

Expenses:
Research and development		46,695	300,000	2,510,256
General and administrative		435,442	917,828	8,783,468
Interest		20,601	32,867	261,993

Total expenses		502,738	1,250,695	-

Net loss	$	(502,738)	$(1,250,695)	$(11,512,817)

Loss per share:
Basic and diluted		$(0.003)	$(0.009)

Weighted average shares outstanding, Basic and diluted		163,635,313	136,679,793

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From inception (January 1, 2001) to March 31, 2009
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

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From inception (January 1, 2001) to March 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common	Stock	Paid-In	Development
	Shares	Par Value	Capital	State	Total

Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Options issued for services	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From inception (January 1, 2001) to March 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common	Stock	Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Stock issued for cash	515,677	$103	$24,897	$-	$25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Options issued and accrued	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	666,666	133	19,867	-	20,000
Warrants exercised	10,800	2	117,718	-	117,720
Debentures converted	10,454,272	2,091	110,939	-	113,030
Stocks issued for service	6,857,790	1,372	147,866	-	149,258
Net loss for the period	-	-	-	(502,738)	(502,738)
Balance, March 31, 2009	175,505,294	$35,101	$9,163,240	$(11,512,817)	$(2,314,476)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008 and period
From Inception (January 1, 2001) to March 31, 2009
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Inception to March 31, 2009
Cash Flows from Operating Activities
Net loss	$(502,738)	$(1,250,695)	$(11,512,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	447,897	1,928,865
Stock issued for services	149,258	-	1,260,808
Stock issued for interest	-	-	38,351
Depreciation	1,985	978	9,729
Amortization of deferred debt issue costs	10,068	10,080	15,371
Asset impairments	-	-	292,202
Change in:
Prepaid expenses and other assets	(5,637)	8,340	(178,287)
Accounts payable and accrued liabilities	276,294	122,484	1,507,602

Net cash used in operating activities	(70,770)	(660,916)	(6,638,176)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	(5,649)	(39,281)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales and exercise of warrants	46,800	94,270	2,793,164
Proceeds from issuance of debentures	-	746,213	3,908,713

Net cash provided by financing activities	46,800	840,483	6,701,877

Net increase (decrease) in cash	(23,970)	173,918	24,420
Cash, beginning of period	48,400	705,519	10

Cash, end of period	$24,430	$879,437	$24,430
Supplemental Disclosures

Non-Cash Investing and Financing Activities
Conversion of debentures to common stock	$208,950	$273,351	$3,001,441
Cash paid for interest	$6,808	$32,867	$239,134

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008 and period
From Inception (January 1, 2001) to March 31, 2009
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009, and the statements of its operations for the three months ended March 31, 2009, 2008 and the period from inception (January 1, 2001) to March 31, 2009, and cash flows for the three-month periods ended March 31, 2009 and 2008, and the period from inception (January 1, 2001) to March 31, 2009, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Revenue Recognition

Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”.  The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis.  The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses. Additionally, the Company has been unable to meet its monthly payment obligations and is therefore in default of the Sponsored Research Agreement (“SRA”) (see note 3).  A revised payment schedule was agreed to in October 2008 and March 20, 2009.  Failure of the Company to meet its revised payment obligations could result in the termination of the SRA and any outstanding license agreements under the SRA.  The Company has realized a cumulative net loss of $11,512,817 for the period from inception (January 1, 2001) to March 31, 2009, and a net loss of $502,738 and $1,250,695 for the three months  ended March 31, 2009 and 2008, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 1 – Uncertainties and Use of Estimates (continued)

Management plans to fund the future operations of the Company with existing cash of $24,430, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement, however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to ten times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of March 31, 2009 and ignoring the impact of the Beneficial Ownership Limitations, we may receive up to $981,000 in funding from Golden State as a result of warrant exercises subsequent to March 31, 2009.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of $299,932. The award is for maximum of $149,940 for calendar year 2009 with the reminder for calendar year 2010. Funding of the grant is contingent upon the Company providing matching funds for the first year's research and submission of all required documentation to OCAST.

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

Note 2 – Recent Accounting Pronouncements

The following are summaries of recent accounting pronouncements that are relevant to the Company:

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The implementation of this FSP did not have a material impact on our financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. SFAS 159 was effective for the Company’s year that began January 1, 2008. The adoption of SFAS 159 did not have a material effect on the financial statements.

Note 2 – Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. (“SFAS 161”) SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement did not have a material effect on the Company’s financial statements.

Note 3 – Sponsored Research Agreement (SRA)

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

On February 23, 2007, the Company entered into a SRA with the University (Phase III) which expires March 31, 2010.  Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies.  The Company agreed to pay the University $3,468,595 payable in monthly installments ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010, an aggregate commitment of $4,047,439.

On October 31, 2008 and on March 20, 2009, OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008, the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818, which includes monthly payments due for December 2007 through August 2008 of $861,131.  The $1,804,687 balance of the remaining SRA scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from July 31, 2009 to February 28, 2010 of amounts ranging from $35,000 to $101,132, leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages of $10,000 per month. For the remaining balance of $290,000, OU agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company has the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

During the periods ended March 31, 2009 and 2008, the Company charged operations $46,695 and $300,000, respectively, pursuant to the SRA.  At March 31, 2009, the Company owed the University $13,829 for the February and March 2009 monthly payments and $915,481 on the arrearages under the revised payment terms.

Note 4 – Debentures Payable

Debentures payable consist of the following:

	March 31,	December 31,
	2009	2008
Senior Convertible Debentures:
9.75% Debenture due July 31, 2009	$252,500	$364,000
6.25% Debenture due 2009	-	-
6.25% Debenture due 2010	578,601	578,601
4.75% Debentures due 2011	95,598	96,678
Total Debentures	926,699	1,039,279
Less Current Maturities	(252,500)	(364,000)
Long-term Debentures	$674,199	$675,279

Securities Purchase Agreement

6.25% Convertible Debenture due 2009

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Golden State Investors, Inc. (“Golden State”) on November 3, 2006, as amended on December 15, 2006 and February 6, 2007, for the sale of a 6.25% convertible debenture in the principal amount of $1,250,000 (the “First Debenture”). The Company agreed to file a registration statement with the SEC for the resale of the common stock underlying the debenture.  The registration statement became effective on July 3, 2007.  Under the terms of the Purchase Agreement, Golden State advanced $125,000 during 2006 and converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007 at $0.35 per share. Pursuant to the Securities Purchase Agreement, Golden State provided the Company with an additional $312,500 of debenture funding upon effectiveness of the registration statement and converted the $312,500 debenture into 892,857 shares of common stock on July 17, 2007 at $0.35 per share.  The remaining $812,500 of the $1.25 million debenture was placed with an escrow agent during 2007.  During the remainder of 2007, $400,000 was released to the Company and the balance of $412,500 was released in 2008.  At various dates after the July 3, 2007 effective date of the registration statement, $478,529 of the debenture was converted into 2,097,406 shares of common stock at prices ranging from $0.20 to $0.26 during 2007 and, during the first quarter of 2008, the remaining $333,971 of the debenture was converted into 2,061,573 shares of common stock at prices ranging from $0.12 to $0.20 based on the formula in the convertible debenture.

6.25% Convertible Debenture due 2010

Pursuant to the terms of the Purchase Agreement, on October 24, 2007, at such time as the principal balance of the First Debenture was less than $400,000, the Company provided Golden State with written notice that it desired to require Golden State to purchase the second debenture.

On November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 to Golden State (the “Second Debenture”).  Pursuant to the terms of the Second Debenture, Golden State may, at its election, convert all or a part of the Second Debenture into shares of the Company’s common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State’s election to convert, subject to adjustment as provided in the Second Debenture.  In addition, pursuant to the terms of the Second Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Second Debenture.  The registration statement became effective on January 4, 2008.

Note 4 – Debentures Payable (continued)

Golden State advanced $125,000 on the second $1.25 million debenture on November 9, 2007.  Additionally, Golden State advanced $312,500 directly to the Company and $433,713 to an escrow account on the Second Debenture in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of December 31, 2008, Golden State has funded an aggregate of $871,213 on the Second Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Second Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Second Debenture. At this time, the Company has not filed a registration statement.  Under the terms of the Securities Purchase Agreement, the escrowed funds were advanced to the Company during 2008. At various dates during 2008, $292,611 of the debenture was converted into 3,651,337 shares of common stock at prices ranging from $0.05 to $0.14 based on the formula in the convertible debenture. There was no debenture conversions during the three- month period ended March 31, 2009.  Shares remaining in escrow and reported as outstanding at March 31, 2009 total 4,310,449.

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share.  The Second Debenture is secured by the pledge of 11 million shares of common stock held by Martin Keating, the Chairman of the Company.  In the event of default and the Company has not repaid all outstanding principal and accrued interest, along with liquidating damages of $250,000 within one day of default, Golden State shall have the right to immediately sell the pledged shares in satisfaction of any amounts of principal and interest owing under the Second Debenture.

In accordance with the terms of the Second Debenture, an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during 2009 and 2008. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.

4.75% Convertible Debenture due 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.  Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion.  During 2007 Golden State converted $596 of the $100,000 debenture into 244,045 shares of common stock at $0.002 per share, exercised warrants to purchase 5,956 shares of common stock at $10.90 per share and the Company received $64,920 from the exercise of the warrants.   During 2008, Golden State converted $2,726 of the $100,000 debenture into 5,115,695 shares of common stock at $0.002 per share, exercised warrants to purchase 27,261 shares of common stock at $10.90 per share and the Company received $297,145 from the exercise of the warrants.  During 2009, Golden State converted $1,080 of the $100,000 debenture into 5,598,495 shares of common stock at $0.002 per share, exercised warrants to purchase 10,800 shares of common stock at $10.90 per share and the Company received $117,200 from the exercise.  During 2008 Golden State advanced $200,000 against future exercises of warrants of which $150,870 was applied leaving a balance of $49,130 of unapplied advances at March 31, 2009.

9.75% Convertible due July 31, 2009

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden State which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company filed a registration statement with the SEC within three days of closing for the resale of the common stock underlying the $1.25 million convertible debenture, which was issued to Golden State November 3, 2006.  The Company received gross proceeds of $700,000 from the sale of the aforementioned debenture. At various dates during 2009, $111,500 of the debenture was converted into 4,855,767 shares of common stock at prices ranging from $0.02 to $0.03 per common share based on the formula in the convertible debenture. At various dates during 2008, $336,000 of the debenture was converted into 8,079,895 shares of common stock at prices ranging from $0.04 to $0.05 per common share based on the formula in the convertible debenture. The June 8, 2008 original due date of the 9.75% debentures has been extended to July 31, 2009.

Note 5 – Common Stock and Paid-In Capital

Pursuant to a Subscription Agreement dated October 12, 2007, the Company sold 1,188,960 shares of the Company’s common stock at a per share price equal to 75% of the average closing price during the five (5) days prior to the signing ($.31 per share) and warrants to purchase 594,482 shares of its common stock at a price of $.40 per share from October 12, 2007 through October 11, 2008, or $.50 per share from October 12, 2008 through October 11, 2009 to two accredited individuals. The Company received $280,000 in cash from the sale.  The warrants terminate on October 11, 2009.

Pursuant to a Subscription Agreement dated October 1, 2008, the Company sold 515,677 shares of the Company’s common stock at a per share price equal to 80% of the average closing price during the five (5) days prior to the signing ($.048 per share) and warrants to purchase 257,839 shares of its common stock at a price of $.20 per share from October 1, 2008 through August 31, 2009, or $.25 per share from September 1, 2009 through August 31, 2010 to one accredited individual. The Company received $25,000 in cash from the sale.  The warrants terminate on August 31, 2010.

Pursuant to a Subscription Agreement dated March 20, 2009, the Company sold 666,666 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 333,334 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to two accredited individuals. The Company received $20,000 in cash from the sale.  The warrants terminate on March 25, 2011.

As of March 31, 2009, there are warrants outstanding to purchase 594,482 shares of common stock at a price of $.50 per share which expire on October 11, 2009, warrants to purchase 257,839 shares of common stock at a price of $.20 per share from October 1, 2008 through August 31, 2009, or $.25 per share from September 30, 2009 through August 31, 2010 and warrants outstanding to purchase 333,334 shares of common stock at a price of $.10 per share through March 25, 2010 or $.15 per share that expire on March 25, 2011.  Additionally, Golden State has warrants outstanding to purchase 955,983 shares of common stock at a price of $10.90 per share which expire November 2, 2011.

Common stock and options issued for services

During the three months ended March 31, 2009 shares of common stock totaling 6,857,790 were issued for invoiced consulting services for which the Company recognized $149,258 of expense. During the three months ended March 31, 2008 shares of common stock totaling 491,228 were issued for invoiced legal and invoiced consulting services for which the Company recognized $89,500 of expense.

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

Note 5 – Common Stock and Paid-In Capital (continued)

Employment Agreement - On April 29, 2007, the Company entered into an Employment Agreement with Vivek Bhaman (the “Bhaman Agreement”) pursuant to which Mr. Bhaman   agreed to serve as the President and Chief Operating Officer of the Company. Mr. Bhaman’s employment under the Bhaman Agreement commenced on May 1, 2007 and continued for a term of one year from May 1, 2007, the date on which he became a full-time employee of the Company. The term of the Bhaman Agreement automatically extended for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the Bhaman Agreement. The following represents the material terms of the Bhaman Agreement:

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

There are 1,425,000 options vested at March 31, 2009 under the original and amended employment agreements.

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

Note 5 – Common Stock and Paid-In Capital (continued)

President’s resignation and interim President appointed

On February 3, 2009, Vivek Bhaman resigned as President, Chief Operating Officer and Treasurer of 3DIcon Corporation effective March 3, 2009.  Mr. Bhaman was due an aggregate of $41,667 compensation for January and February 2009 under the terms of the April 29, 2007 Employment Agreement.  Additionally, he is due $41,667 under the terms of the October 12, 2008 Amended Employment Agreement which increased his annual compensation to $300,000 from $250,000.  Under the terms of the contract, the Company elected to defer the $50,000 increase until April 30, 2009 and pay the increased compensation in registered common stock discounted at 25% to the market price.  Mr. Bhaman was issued 1,851,852 registered common shares at $0.0225 per share for the $41,667 deferred compensation.  The Company has been unable to pay Mr. Bhaman for the remaining $41,667 compensation under his original Employment Contract.  Additionally, under the terms of the employment agreements, Mr. Bhaman has vested 1,425,000 options to purchase shares of common stock of the Company at prices ranging from $0.055 to $1.00 per share that expire at various dates through October 12, 2018.  In connection with his resignation, the Company agreed to waive certain provisions of Mr. Bhaman's employment agreement which prevented him from continuing to serve as a Director of the Company following the termination of his employment. Accordingly, Mr. Bhaman continued to serve as a Director of the Company.

On April 29, 2009 the Company and Mr. Bhaman signed a Separation Agreement And Release (the “Agreement”) whereby the Company agreed to settle the $41,667 compensation due by paying Mr. Bhaman an aggregate of one hundred thousand dollars ($100,000) (the “Settlement”), 75% of which shall be payable in the form of a “Stock Payout” and 25% of which shall be payable in “Cash Consideration”.  Under the Stock Payout Mr. Bhaman shall receive the aggregate sum of $4,000 per week payable in registered shares of the Company’s common stock calculated at a 50% discount to the average closing price for the five days prior to the weekly issuance.  Under the Cash Consideration Mr. Bhaman shall receive the greater of $500 or 25% of any amounts paid to the remaining three full time employees and amount owed for 2008 legal service to Newton O’Connor Turner & Ketchum, P.C.  Any unpaid amounts will bear interest at 8% or at the option of Mr. Bhaman, be payable in registered shares of the Company’s common stock calculated  at a 50% discount to the average closing price for the five days prior, provided, however, that the amount of shares issued in any one week, shall not exceed 450,000 shares.

On February 9, 2009, the Board of Directors of the Company appointed James N. Welsh to serve as the Company’s Interim Chief Operating Officer and Treasurer. His appointment was effective as of March 1, 2009. On May 5, 2009, Mr. Bhaman resigned as a Director of the Company.

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

Note 5 – Common Stock and Paid-In Capital (continued)

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

The following summary reflects warrant and option activity for the three months ended March 31, 2009.

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2008	852,321	966,783	20,111,540
Granted	333,334	-	-
Exercised	-	(10,800)	-
Cancelled	-	-	(6,575,000)
Outstanding March 31, 2009	1,185,655	955,983	13,536,540

Note 6 – Office Lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At March 31, 2009, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2009	$20,377
2010	27,570
2011	11,573
$59,520

Note 7 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.

Martin Keating, the Chairman and major shareholder, has advanced the company $22,142 and is owed an additional $15,539 in unreimbursed business expenses at March 31, 2009.  Currently there are no specific terms for repayment.

Note 8 – Incentive Stock Plan

In August 2007, the Company established 3DIcon Corporation 2007 Incentive Stock Plan (the "Plan"). The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed eight million (8,000,000) shares.  The shares are included in a registration statement filed August 7, 2007, which registered an aggregate of fifteen million shares.

Note 8 – Incentive Stock Plan (continued)

The Company’s Incentive Stock Plan was amended in February 2009 to increase the number of shares available to thirty-five million (35,000,000).  Shares totaling 6,857,790 and 550,052 were issued from the Plan during the three months ended March 31, 2009 and 2008, for services rendered to the Company. There are currently 23,333,237 shares available for issuance under the plan.

Note 9 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology (OCAST) approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  Funding beyond 2009 is contingent upon the Company obtaining matching funds, satisfactory performance evaluation and the availability of funds.

Note 10 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions subsequent to March 31, 2009.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to March 31, 2009 Golden State converted $87,200 of the 9.75% convertible debenture into 6,445,975 shares of common stock at prices ranging from $0.01 to $0.02 per share, converted $490 of the 4.75% convertible debenture into 2,860,766 shares of common stock at $0.0002 per share and exercised 4,900 warrants at $10.90 per share for $53,410 under the terms of the Securities Purchase Agreements.

Common stock and paid- in capital

Concordia Financial Group was issued 3,151,200 shares of common stock in payment of $31,500 for April and May services under the consulting agreement.  Additionally common shares totaling 3,126,153 were issued to vendors in payment of $31,892 for services.

Pursuant to a Subscription Agreement dated April 22, 2009, the Company sold 333,333 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 166,667 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to two accredited individuals. The Company received $20,000 in cash from the sale.  The warrants terminate April 22, 2011.

On April 29, 2009, the Company issued an aggregate of 3,000,000 shares of common stock to consultants in the amount of $30,000.

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

Current Activities and Operations

Currently the Company is pursuing the research and development of volumetric 3-D display technology through the Sponsored Research Agreement (“SRA”) with the University of Oklahoma (“OU”). Our efforts are focused on the technological approach for volumetric display which has been developed into a proof-of-concept system.

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

We have also released a software product called Pixel Precision™. The current version of the software is 2.0. We plan to continue to pursue this market and provide versions and variations of this software. The plans include enhancements to the functionality as well as variants to address additional opportunities.

We have signed a sales and distribution agreement with Digital Light Innovations (DLi) for the sales, marketing and first level support of the Pixel Precision™ software. Through DLi and its sub-distributors the software is being marketed in the United States as well as in Europe and Asia.

The Oklahoma Center for the Advancement of Science and Technology (“OCAST”) approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totals $299,932.  The award is for a maximum of $149,940 for the calendar year 2009 and the remainder for the calendar year 2010.  Funding beyond 2009 is contingent upon satisfactory performance evaluation and the availability of funds.

Progress on Research and Development Activities

The research team at OU filed two new patent applications in the first quarter of 2008 and converted one from a provisional to a utility filing.

Under the aegis of the SRA, the University has filed the following Patent Applications. The Utility Patents have been converted and consolidated from the previously filed Provisional Applications.

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing
Swept Volume Display	Swept Volume Display	September 2006

Colorful Translation Light Surface 3D Display	Light Surface Display for	April 2007
Colorful Translation 3D Volumetric Display	Rendering Three-Dimensional
3D Light Surface Display	Image (Combined)

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display	April 2007
for Rendering Three-Dimensional
Image (Combined)

Computer System Interaction with DMD	Computer System Interaction with DMD	January 2008
Virtual Moving Screen for Rendering Three Dimensional Image	Utility Patent Application to be filed	January 2008 (Provisional)
Optically Controlled Light Emitting and System for Optically Written 2D and 3D Displays	Utility Patent Application to be filed	April 2008 (Provisional)

The Company has also filed its own provisional patent for a new display screen which it believes has significant advantages and market potential.

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

•	Demonstrate improvements in optical properties for transparent projection materials for Static Volumetric Display and Nano-materials.

II. By-Product Technologies

•	Continue to generate revenue from Pixel Precision™ the DMD Control Software for DMD Application development markets
•	Develop next generation of Pixel Precision™ software for controlling multiple DMDs as well as for controlling the next generation of the DMD-Discovery™ series
•	Support Pixel Precision™ for the Discovery 4000 series (D4000).

III. New 3D Technologies

•	Continue to pursue new 3D opportunities across a broad technological spectrum, with the ultimate goal of the creation of a “free space” 3D display (i.e., one without a visible containment vessel).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Revenue

We launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

There were no sales of PixelPrecision™ for the first quarter of 2009.  Shared marketing support costs are charged to operations when incurred.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems.  We expect that the revenue from this product to contribute to the operating expenses (General and Administrative, R&D, Interest Payments) but do not expect the revenue generated in 2009 to cover the operating expenses.

Research and Development Expenses

Research and development expenses were $46,695 for the three months ended March 31, 2009, as compared to $300,000 for the three months ended March 31, 2008.  The decrease was a result of the SRA being converted to a cost reimbursable basis effective September 1, 2008 under the terms of the revised SRA agreement that was signed October 31, 2008. Additionally, on October 1, 2008, we employed Dr. Hakki Refai as Chief Technology Officer who previously was the lead investigator on the SRA with OU.

General and Administrative Expenses

Our general and administrative expenses were $435,442 for the three months ended March 31, 2009, as compared to $917,828 for the three months ended March 31, 2008.  The decrease was mainly due to the termination of consultant contracts in February 2009 ($6,000), $300,000 of director’s and $58,397 of consultant’s options issued in 2008, and a reduction in travel and lodging of approximately $9,000 in 2009.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $20,601, as compared to $32,867 for the three months ended March 31, 2008. The decrease in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods.

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

•	Acceleration of R&D through increased research personnel as well as other research agencies
•	General and Administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
•	Hiring executive officers for technology, operations and finance
•	Development, support and operational costs related to Pixel Precision™ software
•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2008, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $24,430 at March 31, 2009.

We had negative working capital of $1,734,054 at March 31, 2009.

During the three months ended March 31, 2009, we used $70,770 of cash for operating activities, a decrease of $590,146 or 89% compared to the three months ended March 31, 2008. The decrease in the use of cash for operating activities was a result of the increase in accounts payable and accrued liabilities of $153,810 and the decrease in loss from operations of $747,957.

Cash used in investing activities during the three months ended March 31, 2009 was $-0-, a decrease of $5,649 compared to the three months ended March 31, 2008.  The decrease was a result of purchasing office furniture and equipment for the leased office space in 2008.

Cash provided by financing activities during the three months ended March 31, 2009 was $46,800, a decrease of $793,683 or 94% compared to the three months ended March 31, 2008.  The decrease was the result of the decreased debenture funding in 2009.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State Equity Investors, Inc. (“Golden State”) financing as well as reducing our monthly expenses.

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

Management plans to fund the future operations of the Company with existing cash of $24,430, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787. However, the additional funding would only be available if the Company filed a registration statement.  The Company does not presently intend to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of March 31, 2009, and ignoring the impact of the Beneficial Ownership Limitations, we may receive up to $981,000 in funding from Golden State as a result of such warrant exercises.

On November 19, 2008, we received a research grant from OCAST titled the 800 Million Voxels Volumetric Display.  The two-year matching grant totals $299,932.  The award is for a maximum of $149,940 for the calendar year 2009 and the remainder for calendar year 2010.  Funding of the grant is contingent upon the Company providing matching funds for the first year’s research and submission of all required documentation to OCAST.  Funding beyond 2009 is contingent upon satisfactory performance evaluation and the availability of funds.

Pursuant to a Subscription Agreement dated March 20, 2009, the Company sold 666,666 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 333,334 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to two accredited individuals. The Company received $20,000 in cash from the sale.  The warrants terminate March 25, 2011.

The Company has been unable to meets it monthly payment obligations under the Sponsored Research Agreement (“SRA”) and received notification that they were in default.  A new payment schedule has been negotiated.   Failure of the Company to meet its payment obligations under the new payments schedule could result in the termination of the SRA, termination of the related projects and termination of any outstanding license agreements under the SRA.

On October 31, 2008 and on March 20, 2009, OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 2008 of $861,131.  The $1,804,687 balance of the remaining SRA scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from July 31, 2009 to February 28, 2010 of amounts ranging from $35,000 to $101,132, leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages of $10,000 per month. For the remaining balance of $290,000, OU agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company has the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

Should the Company fail to timely pay any of the amounts owed above, OU may immediately and without notice or opportunity to cure, may terminate any or all existing agreements between the parties, including but not limited to, the Exclusive License Agreement, the Facilities/Resources Use Agreement, and the 2009 SRAs. Termination of the license agreement with OU shall forfeit the Company’s rights to any or all intellectual property licensed to it under the terminated license.

During the periods ended March 31, 2009 and 2008, we charged operations $46,695 and $300,000, respectively pursuant to the SRA.  At March 31, 2009, we owed OU $13,829 for February and March 2009 monthly payments and $895,481 on the arrearages under the revised payment terms.

In addition, management has reduced operating expenses further through temporary salary cuts, partial payments to consultants using stock and reduction in daily expenses. We anticipate that this, along with other measures, will reduce our current cash flow burn rate from $267,000 per month to an estimated amount of $120,000 to $150,000 per month.

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

Subsequent Events

 Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions subsequent to March 31, 2009. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to March 31, 2009 Golden State converted $87,200 of the 9.75% convertible debenture into 6,445,975 shares of common stock at prices ranging from $0.01 to $0.02 per share, converted $490 of the 4.75% convertible debenture into 2,860,766 shares of common stock at $0.0002 per share and exercised 4,900 warrants at $10.90 per share for $53,410 under the terms of the securities purchase agreements.

Common stock and paid-in capital

Concordia was issued 3,151,200 shares of common stock in payment of $31,500 for April and May services under the consulting agreement. Additionally common shares totaling 3,126,153 were issued to vendors in payment of $31,892 for services.

Pursuant to a Subscription Agreement dated April 22, 2009, the Company sold 333,333 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 166,667 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to two accredited individuals. The Company received $20,000 in cash from the sale.  The warrants terminate April 22, 2011.

The OCAST matching grant titled 800 Million Voxels Volumetric funded $13,937 on April 17, 2009 under the terms of the grant.

On May 5, 2009, Vivek Bhaman resigned as a director of the Company.  There was no disagreement or dispute between Mr. Bhaman and the Company which led to his resignation.  Mr. Bhaman’s resignation was effective immediately.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud,  if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the Risk Factors described in our Annual Report in Form 10-K fro the fiscal year ended December 31, 2008.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to a Subscription Agreement dated March 20, 2009, the Company sold 666,666 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 333,334 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to two accredited individuals. The Company received $20,000 in cash from the sale.  The warrants terminate March 25, 2011.

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

3DICON CORPORATION

/s/ Martin Keating
May 20, 2009	Martin Keating
Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)