Form 10-Q
period 2009-06-30
3DICON CORP
filed 2009-08-14
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended June 30, 2009

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
Yes ☐   No ☒

As of August 13, 2009, the issuer had 239,388,115 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Statements of Operations for the three and six months ended June 30, 2009 and 2008 and period from inception (January 1, 2001) to June 30, 2009 (Unaudited)	5

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to June 30, 2009 (Unaudited)	6

Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and period from inception (January 1, 2001) to June 30, 2009 (Unaudited)	9

Notes to Financial Statements, June 30, 2009 (Unaudited)	10

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS
June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$98,550	$48,400
Prepaid expenses	32,913	16,113

Total current assets	131,463	64,513

Net property and equipment	27,566	31,537

Debt issue costs, net	36,842	56,978

Deposits-other	17,315	17,315

Total assets	$213,186	$170,343

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable, net of unamortized discount of $13,504	172,699	364,000
Warrant exercise advances	36,030	140,500
Accounts payable	988,003	1,135,887
Accrued salaries	115,122	59,615
Accrued interest on debentures	37,049	6,808

Total current liabilities	1,348,903	1,706,810

Convertible debentures payable, less current maturities	673,319	675,279

Total liabilities	2,022,222	2,382,089

Stockholders' equity:
Common stock $.0002 par 250,000,000 shares authorized;
217,842,130 and 157,515,776 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	43,568	31,503
Paid for but not issued 14,705,882 shares	2,941
Additional paid in capital	9,964,058	8,766,830
Deficit accumulated during development stage	(11,819,603)	(11,010,079)

Total stockholders’ deficiency	(1,809,036)	(2,211,746)

Total liabilities and stockholders’ deficiency	$213,186	$170,343
See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 and 2008 and period
From Inception (January 1, 2001) to June 30, 2009
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Inception to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Income:
License fee	$-	$-	$-	$-	$25,000
Sales	6,500	10,900	6,500	10,900	24,400
Grant income	18,975	-	18,975	-	18,975

Total income	25,475	10,900	25,475	10,900	68,375

Expenses:
Research and development	13,978	276,679	60,473	576,679	2,524,234
General and administrative	297,448	611,712	733,089	1,529,541	9,080,916
Interest	20,835	31,509	41,437	64,375	282,828

Total expenses	332,261	919,900	834,999	2,170,595	11,887,978

Net loss	$(306,786)	$(909,000)	$(809,524)	$(2,159,695)	$(11,819,603)

Loss per share:
Basic and diluted	$(0.002)	$(0.007)	$(0.005)	$(0.016)

Weighted average shares outstanding , Basic and diluted	193,820,151	139,790,269	178,711,726	138,231,734

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From inception (January 1, 2001) to June 30, 2009
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

From inception (January 1, 2001) to June 30, 2009
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

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From inception (January 1, 2001) to June 30, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common	Stock	Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Stock issued for cash	515,677	$103	$24,897	$-	$25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Options issued and accrued	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stock issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)
				-
Stock issued for cash	999,999	200	29,800	-	30,000
Warrants exercised	19,800	4	215,816	-	215,820
Debentures converted	32,773,186	6,555	274,375	-	280,930
Stock and warrants issued for accounts payable	4,264,706	853	302,652	-	303,505
Stock issued for services	22,268,673	4,453	277,526		281,979
Stock paid for but not issued	14,705,882	2,941	97,059	-	100,000
Net loss for the period	-	-	-	(809,524)	(809,524)

Balance June 30, 2009	232,548,012	$46,509	$9,964,058	$(11,819,603)	$(1,809,036)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008 and period
From Inception (January 1, 2001) to June 30, 2009
(Unaudited)

	Six Months	Six Months	Inception to
	Ended	Ended	June 30,
	June 30, 2009	June 30, 2008	2009
Cash Flows From Operating Activities
Net loss	$(809,524)	$(2,159,695)	$(11,819,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	459,133	1,928,865
Stock issued for services	281,979	164,250	1,393,529
Stock issued for interest	-	-	38,351
Depreciation	3,971	2,486	11,715
Amortization of deferred debt issue costs	20,136	20,135	119,618
Asset impairments	-	-	292,202
Change in:
Accounts receivable	-	(5,965)	-
Prepaid expenses and other assets	(16,800)	(19,711)	(283,628)
Accounts payable and accrued liabilities	328,567	346,098	1,559,875

Net cash used in operating activities	(191,671)	(1,193,269)	(6,759,076)

Cash Flows From Investing Activities:
Purchase of office furniture and equipment	-	(19,599)	(39,281)

Class Flows from Financing Activities:
Proceeds from stock and warrant sales and exercise of warrants	241,821	134,245	2,988,184
Proceeds from issuance of debentures	-	746,214	3,9008,713

Net cash provided by financing activities	241,821	880,459	6,896,897

Net increase (decrease) in cash	50,150	(332,409)	98,540
Cash, beginning of period	48,400	705,519	10

Cash, end of period	$98,550	$373,110	$98,550

Supplemental disclosures

Non-Cash Investing and Financing Activities
Conversion of debentures to common stock	$474,930	$458,054	$3,260,866
Cash paid for interest	$15,433	$64,375	$247,759
Stock issued in satisfaction of payables	$303,505	$-	$-
See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008 and period
From Inception (January 1, 2001) to June 30, 2009
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009, and the statements of its operations for the three and six months ended June 30, 2009, 2008 and the period from inception (January 1, 2001) to June 30, 2009, and cash flows for the six-month periods ended June 30, 2009 and 2008, and the period from inception (January 1, 2001) to June 30, 2009, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Uncertainties

The accompanying financial statements have been prepared on a going concern basis.  The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses. Additionally, the Company has been unable to meet its monthly payment obligations and is therefore in default of the Sponsored Research Agreement (“SRA”) (see note 3).  A revised payment schedule was agreed to in October 2008 and March 20, 2009.  Failure of the Company to meet its revised payment obligations could result in the termination of the SRA and any outstanding license agreements under the SRA.  The Company has realized a cumulative net loss of $ 11,819,603 for the period from inception (January 1, 2001) to June 30, 2009, and a net loss of $809,524 and $2,159,695 for the six months ended June 30, 2009 and 2008, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $98,550, grants and investor funding. Under the terms of the Golden State Equity Investors, Inc. (“Golden State”) debentures, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to ten times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of June 30, 2009 and ignoring the impact of the Beneficial Ownership Limitations, we may receive up to $693,650, in funding from Golden State as a result of warrant exercises subsequent to June 30, 2009.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of $299,932. The award is for a maximum of $149,940 for calendar year 2009 with the remainder for calendar year 2010. Funding of the grant is contingent upon the Company providing matching funds for the first year's research and submission of all required documentation to OCAST.

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

Note 2 – Recent Accounting Pronouncements

The following are summaries of recent accounting pronouncements that are relevant to the Company:

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP-FAS 107-1 and APB 28- are effective this quarter and shall be applied prospectively. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on our financial statements.

 In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 do not have any affect on our financial statements.

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

On October 31, 2008 and on March 20, 2009, the University agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008, the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818, which includes monthly payments due for December 2007 through August 2008 of $861,131.  The $1,804,687 balance of the remaining SRA scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from July 31, 2009 to February 28, 2010 of amounts ranging from $35,000 to $101,132, leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages of $10,000 per month. For the remaining balance of $290,000, the University agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company has the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

During the periods ended June 30, 2009 and 2008, the Company charged operations $60,473 and $576,679, respectively, pursuant to the SRA.  At June 30, 2009, the Company owed the University $18,448 for the May and June 2009 monthly payments and $595,481on the arrearages under the revised payment terms.

  Note 4 – Debentures Payable

Debentures payable consist of the following:

	June 30,	December 31,
	2009	2008
Senior Convertible Debentures:
9.75% Debenture due July 31, 2009	$85,500	$364,000
6.25% Debenture due 2009	-	-
6.25% Debenture due 2010	578,601	578,601
4.75% Debentures due 2011	94,718	96,678
10.0% Debenture due September 30, 2009	100,703	-
Less unamortized discount	(13,504)
Total Debentures	846,018	1,039,279
Less Current Maturities	(172,699)	(364,000)

Long-term Debentures	$673,319	$675,279

Golden State Investors, Inc. - Securities Purchase Agreement

6.25% Convertible Debenture due 2009

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Golden State on November 3, 2006, as amended on December 15, 2006 and February 6, 2007, for the sale of a 6.25% convertible debenture in the principal amount of $1,250,000 (the “First Debenture”). The Company agreed to file a registration statement with the SEC for the resale of the common stock underlying the debenture.  The registration statement became effective on July 3, 2007.  Under the terms of the Purchase Agreement, Golden State advanced $125,000 during 2006 and converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007 at $0.35 per share. Pursuant to the Securities Purchase Agreement, Golden State provided the Company with an additional $312,500 of debenture funding upon effectiveness of the registration statement and converted the $312,500 debenture into 892,857 shares of common stock on July 17, 2007 at $0.35 per share.  The remaining $812,500 of the $1.25 million debenture was placed with an escrow agent during 2007.  During the remainder of 2007, $400,000 was released to the Company and the balance of $412,500 was released in 2008.  At various dates after the July 3, 2007 effective date of the registration statement, $478,529 of the debenture was converted into 2,097,406 shares of common stock at prices ranging from $0.20 to $0.26 during 2007 and, during the first quarter of 2008, the remaining $333,971 of the debenture was converted into 2,061,573 shares of common stock at prices ranging from $0.12 to $0.20 based on the formula in the convertible debenture.

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

Golden State advanced $125,000 on the second $1.25 million debenture on November 9, 2007.  Additionally, Golden State advanced $312,500 directly to the Company and $433,713 to an escrow account on the Second Debenture in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of December 31, 2008, Golden State has funded an aggregate of $871,213 on the Second Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Second Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Second Debenture. At this time, the Company has not filed a registration statement.  Under the terms of the Securities Purchase Agreement, the escrowed funds were advanced to the Company during 2008. At various dates during 2008, $292,611 of the debenture was converted into 3,651,337 shares of common stock at prices ranging from $0.05 to $0.14 based on the formula in the convertible debenture. There was no debenture conversions during the six-month period ended June 30, 2009.  Shares remaining in escrow and reported as outstanding at June 30, 2009 total 4,310,449.

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

4.75% Convertible Debenture due 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.  Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion.  During 2007 Golden State converted $596 of the $100,000 debenture into 244,045 shares of common stock at $0.002 per share, exercised warrants to purchase 5,956 shares of common stock at $10.90 per share and the Company received $64,920 from the exercise of the warrants.   During 2008, Golden State converted $2,726 of the $100,000 debenture into 5,115,695 shares of common stock at $0.002 per share, exercised warrants to purchase 27,261 shares of common stock at $10.90 per share and the Company received $297,145 from the exercise of the warrants.  During 2009, Golden State converted $1,980 of the $100,000 debenture into 12,658,049 shares of common stock at $0.002 per share, exercised warrants to purchase 19,800 shares of common stock at $10.90 per share and the Company received $215,820 from the exercise.  During 2009 and 2008 Golden State advanced $90,000 and $200,000 respectively against future exercises of warrants of which $253,970 was applied leaving a balance of $36,030, of unapplied advances at June 30, 2009.

9.75% Convertible due July 31, 2009

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden State which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company filed a registration statement with the SEC within three days of closing for the resale of the common stock underlying the $1.25 million convertible debenture, which was issued to Golden State November 3, 2006.  The Company received gross proceeds of $700,000 from the sale of the aforementioned debenture. At various dates during 2009, $278,500 of the debenture was converted into 20,115,137 shares of common stock at prices ranging from $0.01 to $0.03 per common share based on the formula in the convertible debenture. At various dates during 2008, $336,000 of the debenture was converted into 8,079,895 shares of common stock at prices ranging from $0.04 to $0.05 per common share based on the formula in the convertible debenture. At various dates during 2009, $278,500 of the debenture was converted into 20,115,137 shares of common stock at prices ranging from $0.009 to $0.029 per common share based on the formula in the convertible debenture.  The June 8, 2008 original due date of the 9.75% debentures has been extended to July 31, 2009 (see Subsequent Events).

Newton, O’Connor, Turner & Ketchum:

On May 22, 2009, the Company issued to Newton, O’Connor, Turner & Ketchum, a professional corporation (“NOTK”) and the legal counsel to the Company, a 10% convertible debenture in a principal amount of $100,703, due September 30, 2009, and warrants to purchase 4,378,394 shares of the common stock at an exercise price of $0.09 per share through September 30, 2010 and an exercise price of $0.18 per share through September 30, 2014.  The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2008. The debenture and the warrants were issued in settlement of the indebtedness.  The debentures and warrants were recorded at their pro rata fair values in relation to the proceeds received.  The warrants were valued at $13,504. The difference between the pro rata fair value and face value of the debenture is being amortized over the life of the debenture.

The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 160.73% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-Counter Bulletin Board. The risk-free interest rate of 2.23% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of two years is based on historical exercise behavior and expected future experience.

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

Pursuant to a Subscription Agreement dated March 20, 2009, the Company sold 999,999 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 500,000 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to three accredited individuals. The Company received $30,000 in cash from the sale.  The warrants terminate on March 25, 2011.

On June 18, 2009, the Company entered into a subscription agreement with one of its directors, Victor Keen, pursuant to which Mr. Keen advanced $100,000 to purchase 14,705,882 shares of the Company’s common stock at a per share price equal to 50% of the average of the closing price during the five (5) days prior to June 15, 2009 ($0.0068 per share).  The shares are to be issued by September 1, 2009.

As of June 30, 2009, there are warrants outstanding to purchase 594,482 shares of common stock at a price of $.50 per share which expire on October 11, 2009, warrants to purchase 257,839 shares of common stock at a price of $.20 per share from October 1, 2008 through August 31, 2009, or $.25 per share from September 30, 2009 through August 31, 2010, warrants outstanding to purchase 500,001 shares of common stock at a price of $.10 per share through March 25, 2010 or $.15 per share that expire on March 25, 2011 and warrants to purchase 4,378,394 shares of common stock at a price of $0.09 per share through September 30, 2010 and $0.18 per share that expire on September 30, 2014.  Additionally, Golden State has warrants outstanding to purchase 946,983 shares of common stock at a price of $10.90 per share which expire November 2, 2011.

Common stock and options issued for services

During the six months ended June 30, 2009 shares of common stock totaling 22,268,673 were issued for invoiced legal and invoiced consulting services for which the Company recognized $281,979 of expense. During the six months ended June 30, 2008 shares of common stock totaling 1,162,281 were issued for invoiced legal and invoiced consulting services for which the Company recognized $164,250 of expense.  Additionally under the SRA revised payment terms The University of Oklahoma was issued 4,264,706 shares in payment of indebtedness from services performed under the SRA agreement on June 30, 2009.

On June 6, 2009 Victor Keen, a director of the Company was issued 4,000,000 restricted shares of common stock to recognize Mr. Keen’s participation providing certain advisory and consultative services to the Company which are  beyond his required duties as a member of the Company’s Board of Directors.  The restricted shares value $33,600 was determined by using 50% of the June 6, 2009 trading price of $0.016 which results in a calculated value of $0.0084 per share.

Options granted

Board of Directors – On February 25, 2008, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $100,000 for each of the three non-employee Board members using standard evaluation methods.  The Board granted options to purchase an aggregate of 2,061,540 shares to its three non-employee Board members; the exercise price for each option is $0.24 per share. The options expire at the end of ten years. The $300,000 compensation is for services on the Board during all or part of the calendar year 2008 and is deemed fully vested on the date of the grant. Operations were charged with $300,000 for the year ended December 31, 2008.

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

There are 1,425,000 options vested at June 30, 2009 under the original and amended employment agreements.

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

On April 29, 2009 the Company and Mr. Bhaman signed a Separation Agreement And Release (the “Agreement”) whereby the Company agreed to settle the $41,667 compensation due by paying Mr. Bhaman an aggregate of one hundred thousand dollars ($100,000) (the “Settlement”), 75% of which shall be payable in the form of a “Stock Payout” and 25% of which shall be payable in “Cash Consideration”.  Under the Stock Payout Mr. Bhaman shall receive the aggregate sum of $4,000 per week payable in registered shares of the Company’s common stock calculated at a 50% discount to the average closing price for the five days prior to the weekly issuance.  Under the Cash Consideration Mr. Bhaman shall receive the greater of $500 or 25% of any amounts paid to the remaining three full time employees and amount owed for 2008 legal service to Newton, O’Connor, Turner & Ketchum, P.C.  Any unpaid amounts will bear interest at 8% or at the option of Mr. Bhaman, be payable in registered shares of the Company’s common stock calculated  at a 50% discount to the average closing price for the five days prior, provided, however, that the amount of shares issued in any one week, shall not exceed 450,000 shares.  During the six months ended June 30, 2009 the Company issued 4,562,305 shares of common stock to Mr. Bhaman in payment of $61,667 under the terms of the Agreement.

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

The following summary reflects warrant and option activity for the six months ended June 30, 2009.

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2008	852,321	966,783	20,111,540
Granted	4,878,395	-	-
Exercised	-	(19,800)	-
Cancelled	-	-	(6,575,000)
Outstanding June 30, 2009	5,730,716	946,983	13,536,540

Note 6 – Office Lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At June 30, 2009, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2009	$13,640
2010	27,570
2011	11,573
$52,783

Note 7 – Related Party Transaction

3DIcon engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.

Martin Keating, the Chairman and major shareholder, has advanced the company $25,642 and is owed an additional $14,184 in unreimbursed business expenses at June 30, 2009.  Currently there are no specific terms for repayment.

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

The Company’s Incentive Stock Plan was amended in February 2009 to increase the number of shares available to thirty-five million (35,000,000).  Shares totaling 14,956,713 and 1,162,281 were issued from the Plan during the six months ended June 30, 2009 and 2008, for services rendered to the Company. There are currently 8,127,329 shares available for issuance under the plan.

Note 9 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology (OCAST) approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  Funding beyond 2009 is contingent upon the Company obtaining matching funds, satisfactory performance evaluation and the availability of funds.  The Company has received $18,975 in matching funds from the grant for the six-month period ended June 30, 2009.

Note 10 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture, an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions subsequent to June 30, 2009.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to June 30, 2009 Golden State converted the remaining balance of $85,500 of the 9.75% convertible debenture into 9,588,373 shares of common stock at prices ranging from $0.008 to $0.009 per share, converted $230 of the 4.75% convertible debenture into 2,556,357 shares of common stock at $0.0002 per share and exercised 2,300 warrants at $10.90 per share for $25,070 under the terms of the Securities Purchase Agreements.

Common stock and paid- in capital

Vivek Bhaman, the former president of the Company, was issued 2,388,470 shares of common stock valued at $16,000 as payment under the term of the separation agreement.   Additionally, common shares totaling 2,000,000 were issued to vendors in payment of $13,400 for services.

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

•	Demonstrate improvements in optical properties for transparent projection materials for Static Volumetric Display and Nano-materials

II. By-Product Technologies

•	Continue to generate revenue from Pixel Precision™ the DMD Control Software for DMD Application development markets
•	Develop next generation of Pixel Precision™ software for controlling multiple DMDs as well as for controlling the next generation of the DMD-Discovery™ series
Support Pixel Precision™ for the Discovery 4000 series (D4000).

III. New 3D Technologies

•	Continue to pursue new 3D opportunities across a broad technological spectrum, with the ultimate goal of the creation of a “free space” 3D display (i.e., one without a visible containment vessel).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Revenue

We launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We had $6,500 of earned income from the sales of PixelPrecision™ for the six months ended June 30, 2009 compared to $10,900 for the six months ended June 30, 2008.  Shared marketing support costs are charged to operations when incurred.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems.  We expect that the revenue from this product to contribute to the operating expenses (General and Administrative, R&D, Interest Payments) but do not expect the revenue generated in 2009 to cover the operating expenses.  Additionally we received the initial revenue from the OCAST grant of $18,975 for the second quarter of 2009.

Research and Development Expenses

The research and development expenses were $13,978 for the three months ended June 30, 2009 as compared to $276,679 for the three months ended June 30, 2008.  The decrease was a result of the SRA being converted to a cost reimbursable basis effective September 1, 2008 under the terms of the revised SRA agreement that was signed October 31, 2008. Additionally on October 1, 2008 we employed Dr. Hakki Refai as Chief Technology Officer who previously was the lead investigator on the SRA with OU.  Dr. Refai’s salary and benefits are included in general and administrative expenses for 2009.

General and Administrative Expenses

Our general and administrative expenses were $297,448 for the three months ended June 30, 2009 as compared to $611,712 for the three months ended June 30, 2008.  The decrease was mainly due to the termination of consultant contracts in February 2009 ($6,000), $300,000 of director’s and $58,397 of consultant’s options issued in 2008, and a reduction in travel and lodging of approximately $9,000 in 2009.

Interest Expense

Interest expense for the three months ended June 30, 2009 was $20,835 as compared to $31,509 for the three months ended June 30, 2008. The decrease in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Revenue

We launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We had $6,500 of earned income from the sales of PixelPrecision™ for the second quarter of 2009 compared to $10,900 for the second quarter of 2008.  Shared marketing support costs are charged to operations when incurred.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems.  We expect that the revenue from this product to contribute to the operating expenses (General and Administrative, R&D, Interest Payments) but do not expect the revenue generated in 2009 to cover the operating expenses.  Additionally we received the initial revenue from the OCAST grant of $18,975 for the second quarter of 2009

Research and Development Expenses

The research and development expenses were $60,473 for the six months ended June 30, 2009 as compared to $576,679 for the six months ended June 30, 2008.  The decrease was a result of the SRA being converted to a cost reimbursable basis effective September 1, 2008 under the terms of the revised SRA agreement that was signed October 31, 2008. Additionally on October 1, 2008 we employed Dr. Hakki Refai as Chief Technology Officer who previously was the lead investigator on the SRA with OU.  Dr. Refai’s salary and benefits are included in general and administrative expenses for 2009.

General and Administrative Expenses

Our general and administrative expenses were $733,089 for the six months ended June 30, 2009 as compared to $1,529,541 for the six months ended June 30, 2008.  The decrease was mainly due to the termination of consultant contracts in February 2009 ($6,000), $300,000 of director’s and $58,397 of consultant’s options issued in 2008, and a reduction in travel and lodging of approximately $9,000 in 2009.

Interest Expense

Interest expense for the six months ended June 30, 2009 was $41,437 as compared to $64,375 for the six months ended June 30, 2008. The decrease in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods.

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

•	Acceleration of R&D increased research personnel as well as other research agencies
•	General and Administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
•	Hiring executive officers for technology, operations and finance
•	Development, support and operational costs related to Pixel Precision™ software
•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2008, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $98,550 at June 30, 2009.
We had negative working capital of $1,217,440 at June 30, 2009.

During the six months ended June 30, 2009, we used $191,671 of cash for operating activities, a decrease of $1,001,598 or 83.9% compared to the six months ended June 30, 2008. The decrease in the use of cash for operating activities was a result of a decrease in the net loss for the period.

Cash used in investing activities during the six months ended June 30, 2009 was $ -0- , a decrease of $19,599 compared to the six months ended June 30, 2008.  The decrease was a result of purchasing office furniture and equipment for the leased office space in 2008.

Cash provided by financing activities during the six months ended June 30, 2009 was $241,821, a decrease of $638,638 or 72.5% compared to the six months ended June 30, 2008.  The decrease was the result of the decreased debenture funding in 2009.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State Equity Investors, Inc. (“Golden State”) financing as well as reducing our monthly expenses.

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the six months ended June 30, 2009.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

During the six months ended June 30, 2009 Golden State converted $278,500 of the 9.75% convertible debenture into 20,115,137 shares of common stock at prices ranging from $0.009 to $0.029 per share, converted $1,980 of the 4.75% convertible debenture into 12,658,049 shares of common stock at $0.0002 per share and exercised 19,800 warrants at $10.90 per share for $215,820 under the terms of the securities purchase agreements.

Common stock and paid in capital

Concordia was issued 7,920,215, shares of common stock in payment of $94,500 for services under the consulting agreement.  Common shares totaling 10,348,458 were issued to vendors in payment of $153,880 for services.

Pursuant to a Subscription Agreement dated March 20, 2009, the Company sold 999,999 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 500,000 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to three accredited individual. The Company received $30,000 in cash from the sale.  The warrants terminate on March 25, 2011.

On June 18, 2009, the Company entered into a subscription agreement with one of its directors, Victor Keen, pursuant to which Mr. Keen advanced $100,000 to purchase 14,705,882 shares of the Company’s common stock at a per shares price equal to 50% of the average of the closing price during the five (5) days prior to June 15, 2009 ($0.0068 per share).  The shares are to be issued by September 1, 2009.

On June 6, 2009 Victor Keen, a director of the Company was issued 4,000,000 restricted shares of common stock to recognize Mr. Keen’s participation providing certain advisory and consultative services to the Company which are beyond his required duties as a member of the Company’s Board of Directors.  The restricted shares value $33,600 was determine by using 50% of the June 6, 2009 trading price of $0.016 which results in a calculated value of $0.0084 per share.

Newton, O’Connor, Turner & Ketchum convertible debenture with warrants attached:

On May 22, 2009, the Company issued to Newton, O’Connor, Turner & Ketchum, a professional corporation (“NOTK”) and the legal counsel to the Company, a 10% convertible debenture in a principal amount of $100,703, due September 30, 2009, and warrants to purchase 4,378,394 shares of the common stock at an exercise price of $0.09 per share through September 30, 2010 and an exercise price of $0.18 per share through September 30, 2014.  The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2008. The debenture and the warrants were issued in settlement of the indebtedness.   The debentures and warrants were recorded at their pro rata fair values in relation to the proceeds received.  The warrants were valued at $13,504. The difference between the pro rata fair value and face value of the debenture is being amortized over the life of the debenture.

The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 160.73% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-Counter Bulletin Board. The risk-free interest rate of 2.23% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of two years is based on historical exercise behavior and expected future experience

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company. As a result of our stock price being around the 52 week low mark and trending downward, our ability to raise cash is restricted.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $98,550, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787. However, the additional funding would only be available if the Company filed a registration statement.  However, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  During the six months ended June 30, 2009, we received an aggregate of $90,000 from Golden State from such warrant exercises.  Based upon our current stock price, and ignoring the impact of the Beneficial Ownership Limitations, we may receive up to $693,650 in funding from Golden State though the remaining 6 months of 2009 as a result of warrant exercises.

On November 19, 2008, we received a research grant from OCAST titled the 800 Million Voxels Volumetric Display.  The two-year matching grant totals $299,932.  The award is for a maximum of $149,940 for the calendar year 2009 and the remainder for calendar year 2010.  Funding of the 2009 amount is contingent upon the Company providing matching funds for the first year’s research and submission of all required documentation to OCAST.  Funding beyond 2009 is contingent upon satisfactory performance evaluation and the availability of funds. The OCAST matching grant titled 800 Million Voxels Volumetric funded $18,975 during the six months ended June 30, 2009 under the terms of the grant.

During the fourth quarter of 2008 and the first quarter of 2009, the Company had been unable to meets its monthly payment obligations under the Sponsored Research Agreement (“SRA”) and received notification that they were in default.  A new payment schedule has been negotiated.   Failure of the Company to meet its payment obligations under the new payments schedule could result in the termination of the SRA, termination of the related projects and termination of any outstanding license agreements under the SRA.

On October 31, 2008 and on March 20, 2009 OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 2008 of $861,131.  The $1,804,687 balance of the remaining SRA scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from July 31, 2009 to February 28, 2010 of amounts ranging from $35,000 to $101,132, leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages of $10,000 per month. For the remaining balance of $290,000, OU agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company has the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

In payment of the $290,000 due June 30, 2009 under the revised SRA payment schedule, The University of Oklahoma accepted 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.

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

During the periods ended June 30, 2009 and 2008, the Company charged operations $60,473 and $576,679, respectively, pursuant to the SRA.  At June 30, 2009, the Company owed the University $18,448 for the May and June 2009 monthly payments and $595,481 on the arrearages under the revised payment terms.

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

Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture, an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions subsequent to June 30, 2009.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to June 30, 2009 Golden State converted the remaining balance of $85,500 of the 9.75% convertible debenture into 9,588,373 shares of common stock at prices ranging from $0.008 to $0.009 per share, converted $230 of the 4.75% convertible debenture into 2,556,357 shares of common stock at $0.0002 per share and exercised 2,300 warrants at $10.90 per share for $25,070 under the terms of the Securities Purchase Agreements.

Common stock and paid- in capital

Vivek Bhaman, the former president of the Company, was issued 2,388,470 shares of common stock valued at $16,000 as payment under the term of the separation agreement.   Additionally, common shares totaling 2,000,000 were issued to vendors in payment of $13,400 for services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended June 30, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

           Pursuant to a Subscription Agreement dated April 21, 2009, the Company sold 333,333 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 166,667 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to one accredited individual. The Company received $10,000 in cash from the sale.  The warrants terminate on March 25, 2011.

On June 6, 2009 Victor Keen, a director of the Company was issued 4,000,000 restricted shares of common stock to recognize Mr. Keen’s participation providing certain advisory and consultative services to the Company which are beyond his required duties as a member of the Company’s Board of Directors.  The restricted shares value $33,600 was determine by using 50% of the June 6, 2009 trading price of $0.016 which results in a calculated value of $0.0084 per share.

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

3DICON CORPORATION

/s/ Martin Keating
August 14, 2009	Martin Keating
Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)