Form 10-Q
period 2009-09-30
3DICON CORP
filed 2009-11-16
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of November 13, 2009, the issuer had 327,123,238 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and period from inception (January 1, 2001) to September 30, 2009 (Unaudited)	5

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to September 30, 2009 (Unaudited)	6

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and period from inception (January 1, 2001) to September 30, 2009 (Unaudited)	9

Notes to Financial Statements, September 30, 2009 (Unaudited)	10

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS
September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$63,091	$48,400
Prepaid expenses	65,832	16,113

Total current assets	128,923	64,513

Net property and equipment	20,162	31,537

Debt issue costs, net	26,774	56,978

Deposits-other	17,315	17,315

Total Assets	$193,174	$170,343

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	87,874	364,000
Warrant exercise advances	87,930	140,500
Accounts payable	955,951	1,135,887
Accrued salaries	147,484	59,615
Accrued interest on debentures	49,442	6,808

Total current liabilities	1,328,681	1,706,810

Convertible debentures payable, less current maturities	577,126	675,279

Total Liabilities	1,905,807	2,382,089

Stockholders' deficiency:
Common stock $.0002 par 750,000,000 and 250,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively, and 290,916,225 and 157,515,766 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	58,183	31,503
Additional paid-in capital	10,423,414	8,766,830
Deficit accumulated during development stage	(12,194,230)	(11,010,079)

Total stockholders' deficiency	(1,712,633)	(2,211,746)

Total Liabilities and Stockholders' Deficiency	$193,174	$170,343

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 and 2008 and period
From Inception (January 1, 2001) to September 30, 2009
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Inception to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Income:
Sales	$4,000	$7,000	$10,500	$17,900	$28,400
License fee	-	-	-	-	25,000
Grant income	4,428	-	23,403	-	23,403

Total Income	8,428	7,000	33,903	17,900	76,803

Expenses:
Research and development	80,070	184,453	248,912	761,132	2,712,673
General and administrative	287,825	479,423	912,546	2,008,965	9,260,372
Interest	15,160	28,853	56,596	93,228	297,988

Total expenses	383,055	692,729	1,218,054	2,863,325	12,271,033

Net Loss	$(374,627)	$(685,729)	$(1,184,151)	$(2,845,425)	$ (12,194,230)

Loss per share:
Basic and diluted	$(0.002)	$(0.005)	$(0.006)	$(0.020)

Weighted average shares outstanding, basic and diluted	230,510,289	141,994,607	210,358,321	139,495,180

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From inception (January 1, 2001) to September 30, 2009
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

From inception (January 1, 2001) to September 30, 2009
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

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From inception (January 1, 2001) to September 30, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common	Stock	Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Stock issued for cash	515,677	$103	$24,897	$-	$25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Options issued and accrued	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stock issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)
				-
Stock issued for cash	18,941,175	3,788	148,212	-	152,000
Warrants exercised	31,100	6	338,984	-	339,000
Debentures converted	66,124,034	13,225	449,378	-	462,603
Stock and warrants issued for accounts payable	6,264,706	1,253	318,313	-	319,566
Stock issued for services	42,039,444	8,408	401,697		410,105
				-
Net loss for the period	-	-	-	(1,184,151)	(1,184,151)

Balance September 30, 2009	290,916,225	$58,183	$10,423,414	$(12,194,230)	$(1,712,633)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008 and period
From Inception (January 1, 2001) to September 30, 2009
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Inception to
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows From Operating Activities
Net loss	$(1,184,151)	$(2,845,425)	$(12,194,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	536,588	1,928,865
Stock issued for services	410,105	242,801	1,521,655
Stock issued for interest	-	-	38,351
Loss on disposal of assets	5,861	-	5,861
Depreciation	5,514	4,036	13,258
Amortization of debt issue costs	30,880	30,203	130,361
Asset impairments	-	-	298,063
Change in:
Accounts receivable	-	(3,500)	-
Prepaid expenses and other assets	(49,719)	(11,098)	(316,547)
Accounts payable and accrued liabilities	357,331	560,232	1,588,639

Net cash used in operating activities	(424,179)	(1,486,163)	(6,991,585)

Cash Flows From Investing Activities:
Purchase of office furniture and equipment	-	(20,226)	(39,281)

Class Flows from Financing Activities:
Proceeds from stock and warrant sales and exercise of warrants	438,870	177,844	3,185,234
Proceeds from issuance of debentures	-	746,212	3,908,713

Net cash provided by financing activities	438,870	924,056	7,093,947

Net increase (decrease) in cash	14,691	(582,333)	63,081
Cash, beginning of period	48,400	705,519	10

Cash, end of period	$63,091	$123,186	$63,091

Supplemental disclosures

Non-Cash Investing and Financing Activities

Conversion of liabilities and debentures to common stock	$868,917	$737,608	$3,661,408
Cash paid for interest	$15,433	$92,327	$247,759

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2009 and 2008 and period
From Inception (January 1, 2001) to September 30, 2009
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009, and the statements of its operations for the three and nine months ended September 30, 2009 and 2008 and the period from inception (January 1, 2001) to September 30, 2009, and cash flows for the nine-months ended September 30, 2009 and 2008, and the period from inception (January 1, 2001) to September 30, 2009, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Uncertainties

The accompanying financial statements have been prepared on a going concern basis.  The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses. Additionally, the Company has been unable to meet certain of its monthly payment obligations and has been in arrears on the payments under the Sponsored Research Agreement (“SRA”) (see Note 3 and note 10).  A revised payment schedule was agreed to in October 2008, May 2009 and August 2009.  Failure of the Company to meet its revised payment obligations could result in the termination of the SRA and any outstanding license agreements under the SRA.  The Company has realized a cumulative net loss of $12,194,230 for the period from inception (January 1, 2001) to September 30, 2009, and a net loss of $1,184,151 and $2,845,425 for the nine months ended September 30, 2009 and 2008, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $63,091, grants and investor funding. Under the terms of the Golden State Equity Investors, Inc. (“Golden State”) debentures, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to ten times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of September 30, 2009 and ignoring the impact of the Beneficial Ownership Limitations, we may receive up to $981,000, in funding from Golden State as a result of warrant exercises subsequent to September 30, 2009.

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

Note 2 – Recent Accounting Pronouncements

The following are summaries of recent accounting pronouncements that are relevant to the Company:

Subsequent Events – In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth:

•
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued);

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

We adopted the new standard as of June 30, 2009. See Note – 10.

Fair Value Measurements – The FASB’s fair value measurement standards establish a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and create a fair value hierarchy that prioritizes the information used to develop those assumptions. The standards require additional disclosures, including disclosures of fair value measurements by level within the fair value hierarchy. As of January 1, 2008, we adopted the new standards as they related to our financial assets and liabilities.   Adoption did not have a significant impact on our financial statements.  As of January 1, 2009, we adopted the new standards as they related to our nonfinancial assets and liabilities.  In April 2009, the FASB issued additional guidance clarifying the application of US GAAP for fair value measurements in the current economic environment, modifying the recognition of other-than-temporary impairments of debt securities, and requiring companies to disclose the fair value of financial instruments in interim periods. The revised guidance is effective for interim and annual periods ending after June 15, 2009. The guidance:

•
describes how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

•
modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

•
requires disclosures of the fair value of financial instruments in interim financial statements, the method or methods and significant assumptions used to estimate the fair value of financial instruments, and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

We adopted this new guidance for the quarter ended June 30, 2009. Adoption had no impact on our financial position or results of operations.

Derivative Instruments and Hedging Activities – In March 2008, the FASB issued new standards which amended and expanded previous disclosure requirements related to derivative instruments and hedging activities. The new standards require qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit risk-related contingent features in derivative agreements. We adopted the new standards as of January 1, 2009. They provide only for enhanced disclosures, and adoption had no impact on our financial position or results of operations.

Accounting Standards Update – In August 2009, the FASB issued Accounting Standards Update (Update) 2009-5, “Measuring Liabilities at Fair Value” in order to provide further guidance on how to measure the fair value of a liability. The Update clarifies that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more prescribed techniques. We adopted the new guidance as of October 1, 2009. Adoption had no impact on our financial position or results of operations.

Accounting Standards Codification – In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the new standards for our quarter ending September 30, 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

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

On October 31, 2008 the University agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008, the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818, which includes monthly payments due for December 2007 through August 2008 of $861,131.  The $1,804,687 balance of the remaining SRA scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages will be paid in nine monthly base installments from July 31, 2009 to February 28, 2010 of amounts ranging from $35,000 to $101,132, leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages of $10,000 per month. As of September 30, 2009 the August and September payments had not been made.  For the remaining balance of $290,000, the University agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company had the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

During the periods ended September 30, 2009 and 2008, the Company charged operations $86,358 and $761,132, respectively, pursuant to the SRA.  At September 30, 2009, the Company owed the University $12,000 for the September 2009 monthly payments and $560,481on the arrearages under the revised payment terms.

Note 4 – Debentures Payable

Debentures payable consist of the following:

	September 30,	December 31,
	2009	2008
Senior Convertible Debentures:
9.75% Debenture due July 2009	$-	$364,000
6.25% Debenture due November 2010	483,558	578,601
4.75% Debentures due November 2011	93,568	96,678
10.0% Debenture due September 2009	100,703	-
Less unamortized discount	(12,829)	-
Total Debentures	665,000	1,039,279
Less Current Maturities	(87,874)	(364,000)

Long-term Debentures	$577,126	$675,279

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

Golden State advanced $125,000 on the second $1.25 million debenture on November 9, 2007.  Additionally, Golden State advanced $312,500 directly to the Company and $433,713 to an escrow account on the Second Debenture in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of December 31, 2008, Golden State has funded an aggregate of $871,213 on the Second Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Second Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Second Debenture. At this time, the Company has not filed a registration statement.  Under the terms of the Securities Purchase Agreement, the escrowed funds were advanced to the Company during 2008. At various dates during 2008, $292,611 of the debenture was converted into 3,651,337 shares of common stock at prices ranging from $0.05 to $0.14 based on the formula in the convertible debenture. At various dates during 2009, $95,043 of the debenture was converted into 9,139,753 shares of common stock at prices ranging from $0.009 to $0.011 based on the formula in the convertible debenture. Shares remaining in escrow and reported as outstanding at September 30, 2009 total 4,310,446.

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

4.75% Convertible Debenture due 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due November 3, 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.  Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion.  During 2007 Golden State converted $596 of the $100,000 debenture into 244,045 shares of common stock at $0.002 per share, exercised warrants to purchase 5,956 shares of common stock at $10.90 per share and the Company received $64,920 from the exercise of the warrants.   During 2008, Golden State converted $2,726 of the $100,000 debenture into 5,115,695 shares of common stock at $0.002 per share, exercised warrants to purchase 27,261 shares of common stock at $10.90 per share and the Company received $297,145 from the exercise of the warrants.  During 2009, Golden State converted $3,110 of the $100,000 debenture into 27,280,771 shares of common stock at $0.002 per share, exercised warrants to purchase 31,100 shares of common stock at $10.90 per share and the Company received $388,900 from the exercise.  During 2009 and 2008 Golden State advanced $240,000 and $200,000, respectively against future exercises of warrants of which $292,570 was applied during 2009.  There remains a balance of $87,930, of unapplied advances at September 30, 2009.

9.75% Convertible debenture due July 31, 2009

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden State which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company filed a registration statement with the SEC within three days of closing for the resale of the common stock underlying the $1.25 million convertible debenture, which was issued to Golden State on November 3, 2006.  The Company received gross proceeds of $700,000 from the sale of the aforementioned debenture. At various dates during 2008, $336,000 of the debenture was converted into 8,079,895 shares of common stock at prices ranging from $0.04 to $0.05 per common share based on the formula in the convertible debenture. At various dates during 2009, the remaining balance of $364,000 of the debenture was converted into 29,703,510 shares of common stock at prices ranging from $0.009 to $0.029 per common share based on the formula in the convertible debenture.

Newton, O’Connor, Turner & Ketchum 10% convertible debenture due September 30, 2009

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

The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 160.73% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 2.23% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant of two years is based on historical exercise behavior and expected future experience.

Note 5 – Common Stock and Paid-In Capital

Pursuant to a special meeting of the stockholders held on August 21, 2009, the stockholders approved the filing of an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized shares of common stock from 250,000,000 shares, par value $0.0002, to 750,000,000 shares, par value $0.0002.

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

Pursuant to a Subscription Agreement dated March 20, 2009 and April 22, 2009, the Company sold 999,999 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 500,000 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to three accredited individuals. The Company received $30,000 in cash from the sale.  The warrants terminate on March 25, 2011.

On June 18, 2009 the Company entered into Subscription Agreements with two of its directors pursuant to which the two directors purchased 17,941,176 shares of the Company’s common stock at a price per share equal to 50% of the average closing price during the five days prior to June 18, 2009 (0.0068 per share) for aggregate proceeds of $122,000.

 As of September 30, 2009, there are warrants outstanding to purchase 594,482 shares of common stock at a price of $.50 per share which expire on October 11, 2009, warrants to purchase 257,839 shares of common stock at a price of $.20 per share from October 1, 2008 through August 31, 2009, or $.25 per share from September 30, 2009 through August 31, 2010, warrants outstanding to purchase 500,001 shares of common stock at a price of $.10 per share through March 25, 2010 or $.15 per share that expire on March 25, 2011 and warrants to purchase 4,378,394 shares of common stock at a price of $0.09 per share through September 30, 2010 and $0.18 per share that expire on September 30, 2014.  Additionally, Golden State has warrants outstanding to purchase 944,683 shares of common stock at a price of $10.90 per share which expire November 2, 2011.

Common stock and options issued for services

During the nine months ended September 30, 2009, shares of common stock totaling 33,039,444 were issued for invoiced legal and invoiced consulting services for which the Company recognized $334,005 of expense. During the nine months ended September 30, 2008 shares of common stock totaling 2,743,072 were issued for invoiced legal and invoiced consulting services for which the Company recognized $242,801 of expense.  Additionally under the SRA revised payment terms The University of Oklahoma was issued 4,264,706 shares in payment of indebtedness from services performed under the SRA agreement on September 30, 2009.

On June 4, 2009 Thomas Allen, a director of the Company was issued 5,000,000 restricted shares of common stock to recognize Mr. Allen’s participation providing certain advisory and consultative services to the Company as a member of the Company’s Board of Directors.  The restricted shares value of $42,500 was determined by using 50% of the June 4, 2009 trading price of $0.017 which results in a calculated value of $0.0085 per share.

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

Employment Agreement - On April 29, 2007, the Company entered into an Employment Agreement with Vivek Bhaman (the “Bhaman Agreement”) pursuant to which Mr. Bhaman agreed to serve as the President and Chief Operating Officer of the Company.  Mr. Bhaman’s employment under the Bhaman Agreement commenced on May 1, 2007 and continued for a term of one year from May 1, 2007, the date on which he became a full-time employee of the Company. The term of the Bhaman Agreement automatically extended for successive one-year periods unless otherwise terminated by the parties, in accordance with the terms of the Bhaman Agreement. The following represents the material terms of the Bhaman Agreement:

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

Amended Employment Agreement

On October 12, 2008, the Company entered into an Amendment to the Employment Agreement of Vivek Bhaman, (the “Amendment”). Pursuant to the Amendment, Mr. Bhaman’s base salary effective May 1, 2008 is $300,000, representing an annual increase of $50,000. The Company has the option to defer payment of any or all of the increase until April 30, 2009. It was deferred and the Company elected to pay the increase in shares of the Company’s common stock at a 25% discount to the market price of the Company’s common stock on April 30, 2009. The Bonus provision of Mr. Bhaman’s employment agreement has been deleted. In addition, pursuant to the Amendment, Mr. Bhaman was granted an aggregate of 6,000,000 options to purchase shares of the Company’s common stock at an exercise price of $0.055 per share with a term of 10 years comprised of (i) 1,000,000 options vesting immediately valued at $50,782, and (ii) 5,000,000 options valued at $253,909, vesting at a rate of 125,000 options per quarter. The vesting schedule of the 5,000,000 options may be accelerated if the market price of the Company’s common stock exceeds certain thresholds pursuant to the terms of the Amendment. In addition, pursuant to the Amendment, in the event that Mr. Bhaman’s employment with the Company is terminated, he shall be entitled to severance pay equal to his regular monthly salary for a period not to exceed six months.

There are 1,425,000 options vested at September 30, 2009 under the original and amended employment agreements.

The estimated fair value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 125.20% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.  Operations were charged $50,782 for the vesting of the 1,000,000 options on October 1, 2008.

 President’s resignation and interim President appointed

On February 3, 2009, Vivek Bhaman resigned as President, Chief Operating Officer and Treasurer of 3DIcon Corporation effective March 3, 2009.  Mr. Bhaman was due an aggregate of $41,667 compensation for January and February 2009 under the terms of the April 29, 2007 Employment Agreement.  Additionally, he is due $41,667 under the terms of the October 12, 2008 Amended Employment Agreement, which increased his annual compensation to $300,000 from $250,000.  Under the terms of the contract, the Company elected to defer the $50,000 increase until April 30, 2009 and pay the increased compensation in registered common stock discounted at 25% to the market price.  Mr. Bhaman was issued 1,851,852 registered common shares at $0.0225 per share for the $41,667 deferred compensation.  The Company has been unable to pay Mr. Bhaman for the remaining $41,667 compensation under his original Employment Contract.  Additionally, under the terms of the employment agreements, Mr. Bhaman has vested 1,425,000 options to purchase shares of common stock of the Company at prices ranging from $0.055 to $1.00 per share that expire at various dates through October 12, 2018.  In connection with his resignation, the Company agreed to waive certain provisions of Mr. Bhaman's employment agreement which prevented him from continuing to serve as a Director of the Company following the termination of his employment. Accordingly, Mr. Bhaman continued to serve as a Director of the Company.

On April 29, 2009 the Company and Mr. Bhaman signed a Separation Agreement And Release (the “Agreement”) whereby the Company agreed to settle the $41,667 compensation due by paying Mr. Bhaman an aggregate of one hundred thousand dollars ($100,000) (the “Settlement”), 75% of which shall be payable in the form of a “Stock Payout” and 25% of which shall be payable in “Cash Consideration”.  Under the Stock Payout Mr. Bhaman shall receive the aggregate sum of $4,000 per week, payable in registered shares of the Company’s common stock calculated at a 50% discount to the average closing price for the five days prior to the weekly issuance.  Under the Cash Consideration Mr. Bhaman shall receive the greater of $500 or 25% of any amounts paid to the remaining three full time employees and amount owed for 2008 legal service to Newton, O’Connor, Turner & Ketchum, P.C.  Any unpaid amounts will bear interest at 8% or at the option of Mr. Bhaman, be payable in registered shares of the Company’s common stock calculated  at a 50% discount to the average closing price for the five days prior, provided, however, that the amount of shares issued in any one week, shall not exceed 450,000 shares.  During the nine months ended September 30, 2009, the Company issued 6,950,775 shares of common stock to Mr. Bhaman in payment of $77,667 under the terms of the Agreement.

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

The estimated fair value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 95.50% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.  Operations were charged $100,867 in 2008 for the vesting of the options cost of Mr. Refai under the terms of the Employment Agreement. There were no options vested in 2009.

The following summary reflects warrant and option activity for the nine months ended September 30, 2009.

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2008	852,321	966,783	20,111,540
Granted	4,878,395	-	-
Exercised	-	(22,100)	-
Cancelled	-	-	(6,825,000)
Outstanding September 30, 2009	5,730,716	944,683	13,286,540

Note 6 – Office Lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At September 30, 2009, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2009	$6,820
2010	27,570
2011	11,573
$45,963

Note 7 – Related Party Transaction

3DIcon engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.

Martin Keating, the Chairman and major shareholder, has advanced the company $25,642 and is owed an additional $1,772 in unreimbursed business expenses at September 30, 2009.  Currently there are no specific terms for repayment.

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

The Company’s Incentive Stock Plan was amended in February 2009 and September 2009 to increase the number of shares available by thirty-five million (35,000,000) and fifty million seven hundred thirty-seven thousand one hundred fifteen (50,737,115), respectively.  Shares totaling 38,010,351 and 1,162,281 were issued from the Plan during the nine months ended September 30, 2009 and 2008, for services rendered to the Company. There are currently 50,917,791 shares available for issuance under the plan.

Note 9 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology (OCAST) approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  Funding beyond 2009 is contingent upon the Company obtaining matching funds, satisfactory performance evaluation and the availability of funds.  The Company has received $23,403 in matching funds from the grant for the nine-month period ended September 30, 2009.

 Note 10 – Subsequent Events

We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of the filing with the Securities Exchange Commission on November 16, 2009 which is the date the financial statements were issued.

SRA Modification #2 to Repayment Plan Agreement

Pursuant to  the Modification #2 To the Repayment Plan Agreement (“the Agreement”)  signed October 30, 2009, 12, 2009, between the Company  (“Sponsor”), and the University of Oklahoma, (the “University”) the parties modified the Repayment Plan Agreement dated May 12, 2009, and the Modification to Repayment Plan Agreement dated August 28, 2009.  Under the terms of the Agreement, the terms of the Modification to Repayment Plan Agreement dated August 28, 2009 are completely superseded by the terms of this Modification #2 to the Repayment Plan Agreement.

To date the Sponsor has met its payment obligations under the Repayment Plan Agreement through July 31, 2009. Accordingly, Sponsor shall pay the University as follows:

A. Sponsor shall pay University $35,000 on or before October 30, 2009.

In order to retire the outstanding debt of $525,481, Sponsor shall make payments to the University no less than quarterly for an amount equal to 22.5% of any funding received by Sponsor. Eligible funding shall include all revenues, investments in the Company, funding from current sources or other funding, provided, however, that grants or other similar funding with specific allocation to designated research and development projects shall be excluded from such calculation. The first quarter shall commence November 1, 2009. Quarterly payments shall be made within thirty (30) days of the end of each quarter. Accordingly, the first quarterly payment is due to the University on February 2, 2010. For transparency purposes, Sponsor shall provide its financial statements to the University immediately at the end of each quarter. These repayment terms shall remain in effect until the outstanding debt is retired. The University has the right at its sole discretion to request an independent audit of Sponsor’s financial statement the cost of which shall be borne solely by Sponsor.

B. In addition to the amounts due and owing as noted above, the additional $290,000 owed to the University, is secured by 4,264,706 shares of 3DICON rule 144 stock priced at $.068, the closing price on Tuesday, October 14, 2008. The collateral shares representing the amount of $290,000 were delivered to the University on June 30, 2009. Shares may be repurchased from the University by the Company for: (i) the price per share rate at the time the collateral shares were issued if such a purchase occurs by September 30, 2009, or (ii) whichever is greater between the price per share rate at the time the collateral shares were issued or market price per share, if such purchase occurs after September 30, 2009.

Breach of Repayment Terms: Should Sponsor fail to report revenue or fail to timely pay any of the quarterly amounts owed above, Sponsor acknowledges and agrees that University, immediately and without notice or opportunity to cure, may terminate any or all existing agreements between the parties, including but not limited to, the Exclusive License Agreement, the Facilities/Resources Use Agreement, and the 2009 SRA. Any clauses contained within any of those agreements which conflict with the University’s right to immediately terminate any of the agreements for failure to pay as noted herein are superseded by this Repayment Plan Agreement. Sponsor recognizes that termination of a license agreement with the University shall forfeit Sponsor’s rights to any or all intellectual property licensed to it under the terminated license.

Debentures payable

In accordance with the terms of the Second Debenture, an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions subsequent to September 30, 2009.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to September 30, 2009 Golden State converted $20,000 of the 6.25% convertible debenture into 2,985,075 shares of common stock at $0.0067 per share under the terms of the Securities Purchase Agreements.

Common stock and paid- in capital

Vivek Bhaman, the former president of the Company, was issued 7,172,688 shares of common stock valued at $40,000 as payment under the terms of the Separation Agreement.   Additionally, common shares totaling 6,284,598 were issued to vendors in payment of $36,500 for services.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

We launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have earned income from the sales of PixelPrecision™ for the third quarter of 2009 of $4,000 compared to $7,000 for the three months ended September 30, 2008.  Shared marketing support costs are charged to operations when incurred.

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

Research and Development Expenses

Our research and development expenses were $80,070 for the three months ended September 30, 2009 as compared to $184,453 for the three months ended September 30, 2008.  The decrease was a result of the SRA being converted to a cost reimbursable basis effective September 1, 2008 under the terms of the revised SRA agreement that was signed October 31, 2008. Additionally on October 1, 2008 we employed Dr. Hakki Refai as Chief Technology Officer who previously was the lead investigator on the SRA with OU.

General and Administrative Expenses

Our general and administrative expenses were $287,825 for the three months ended September 30, 2009 as compared to $479,423 for the three months ended September 30, 2008.  The decrease was mainly due to the termination of consultant contracts in February 2009 ($9,000), and $29,198 of consultant’s options issued in 2008, a reduction in legal fees of approximately $25,000 in 2009 and a reduction in travel and lodging of approximately $7,500 in 2009.

Interest Expense

Interest expense for the three months ended September 30, 2009 was $15,160  as compared to $28,853 for the three months ended September 30, 2008. The decrease in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

We launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have $10,500 earned income from the sales of PixelPrecision™ for the third quarter of 2009 compared to $17,900 for the nine months ended September 30, 2008.  Shared marketing support costs are charged to operations when incurred.

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

Research and Development Expenses

Our research and development expenses were $248,912 for the nine months ended September 30, 2009 as compared to $761,132 for the nine months ended September 30, 2008.  The decrease was a result of the SRA being converted to a cost reimbursable basis effective September 1, 2008 under the terms of the revised SRA agreement that was signed October 31, 2008. Additionally on October 1, 2008 we employed Dr. Hakki Refai as Chief Technology Officer who previously was the lead investigator on the SRA with OU.

General and Administrative Expenses

Our general and administrative expenses were $912,546 for the nine months ended September 30, 2009 as compared to $2,008,965 for the nine months ended September 30, 2008.  The decrease was mainly due to the termination of consultant contracts of $35,000 in February 2009, $300,000 of director’s and $116,794 of consultant’s options issued in 2008, a reduction in legal fees of approximately $113,000 in 2009, a reduction in annual meeting expense of approximately $37,000, a reduction in travel and lodging of approximately $41,000 in 2009 and a reduction of approximately $200,000 in salaries and wages.

Interest Expense

Interest expense for the nine months ended September 30, 2009 was $56,596 as compared to $93,228 for the nine months ended September 30, 2008. The decrease in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods.

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

We had net cash of $63,091 at September 30, 2009.

We had negative working capital of $1,199,758 at September 30, 2009.

During the nine months ended September 30, 2009, we used $424,179 of cash for operating activities, a decrease of $1,061,984 or 71% compared to the nine months ended September 30, 2008. The decrease in the use of cash for operating activities was a result of a decrease in the overall expenses of the Company for 2009.

Cash used in investing activities during the nine months ended September 30, 2009 was $-0-, a decrease of $20,226 compared to the nine months ended September 30, 2008.  The decrease was a result of purchasing office furniture and equipment for the leased office space in 2008.

Cash provided by financing activities during the nine months ended September 30, 2009 was $438,870 , a decrease of $485,186 or 53% compared to the nine months ended September 30, 2008.  The decrease was the result of the decreased debenture funding in 2009.

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

Management plans to fund the future operations of the Company with existing cash of $63,091, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787. However, the additional funding would only be available if the Company filed a registration statement.  However, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  During the nine months ended September 30, 2009, we received an aggregate of $240,000  from Golden State from such warrant exercises.  Based upon our current stock price, and ignoring the impact of the Beneficial Ownership Limitations, we may receive up to $981,000 in funding from Golden State though the remaining 3 months of 2009 as a result of warrant exercises.

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

Pursuant to  the Modification #2 To the Repayment Plan Agreement (“the Agreement”)  signed October 30, 2009, which arose out of the need to modify payments regarding the SRA debt owed by the Company (“Sponsor”), to the University of Oklahoma, (the “University”) pursuant to a Repayment Plan Agreement between the parties dated May 12, 2009, and Modification to Repayment Plan dated August 28, 2009 the parties modified the Repayment Plan Agreement dated May 12, 2009, and the Modification to Repayment Plan Agreement dated August 28, 2009.  Under the terms of the Agreement, the terms of the Modification to Repayment Plan Agreement dated August 28, 2009 are completely superseded by the terms of this Modification #2 to Repayment Plan Agreement.

To date Sponsor has met its payment obligations under the Repayment Plan Agreement through July 31, 2009. Accordingly, Sponsor shall pay the University as follows:

A. Sponsor shall pay University $35,000 on or before October 30, 2009.

In order to retire the outstanding debt of $525,480.78, Sponsor shall make payments to the University no less than quarterly for an amount equal to 22.5% of any funding received by Sponsor. Eligible funding shall include all revenues, investments in the company, funding from current sources or other funding, provided, however, that grants or other similar funding with specific allocation to designated research and development projects shall be excluded from such calculation. The first quarter shall commence November 1, 2009. Quarterly payments shall be made within thirty (30) days of the end of each quarter. Accordingly, the first quarterly payment is due to the University on February 2, 2010. For transparency purposes, Sponsor shall provide its financial statements to the University immediately at the end of each quarter. These repayment terms shall remain in effect until the outstanding debt is retired. The University has the right at its sole discretion to request an independent audit of Sponsor’s financial statement the cost of which shall be borne solely by Sponsor.

B. In addition to the amounts due and owing as noted above, the additional $290,000 owed to the University, is secured by 4,264,706 shares of 3DICON rule 144 stock priced at $.068, the closing price on Tuesday, October 14, 2008. The collateral shares representing the amount of $290,000 were delivered to the University on June 30, 2009. Shares may be repurchased from the University by the Company for: (i) the price per share rate at the time the collateral shares were issued if such a purchase occurs by September 30, 2009, or (ii) whichever is greater between the price per share rate at the time the collateral shares were issued or market price per share, if such purchase occurs after September 30, 2009.

Breach of Repayment Terms: Should Sponsor fail to report revenue or fail to timely pay any of the quarterly amounts owed above, Sponsor acknowledges and agrees that University, immediately and without notice or opportunity to cure, may terminate any or all existing agreements between the parties, including but not limited to, the Exclusive License Agreement, the Facilities/Resources Use Agreement, and the 2009 SRA. Any clauses contained within any of those agreements which conflict with the University’s right to immediately terminate any of the agreements for failure to pay as noted herein are superseded by this Repayment Plan Agreement. Sponsor recognizes that termination of a license agreement with the University shall forfeit Sponsor’s rights to any or all intellectual property licensed to it under the terminated license.

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

Stock-Based Compensation

Since its inception 3DIcon has used its common stock or warrants to purchase its common stock as a means of compensating our employees and consultants. FASB’s standard on accounting for share based payments requires us to estimate the value of securities used for compensation and to charge such amounts to expense over the periods benefited.

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

 Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the nine months ended September 30, 2009.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

During the nine months ended  September 30, 2009 Golden State converted the reaming balance of $364,000 of the 9.75% convertible debenture into 29,703,510 shares of common stock at prices ranging from $0.029 to $0.009 per share, converted $3,110  of the 4.75% convertible debenture into 15,214,406 shares of common stock at $0.0002 per share and exercised 31,100 warrants at $10.90 per share for $338,900  under the terms of the securities purchase agreements.

Common stock and paid in capital

Concordia was issued 12,895,961 shares of common stock in payment of $126,000 for services under the consulting agreement.  Additionally common shares totaling 29,143,483 were issued to vendors in payment of $284,105 for services.

Pursuant to Subscription Agreements dated March 20, 2009 and April 22, 2009, the Company sold 999,999 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 333,334 shares of its common stock at a price of $.10 per share from closing for a period of twelve months or $.15 per share for the second subsequent twelve months to two accredited individuals. The Company received $30,000 in cash from the sale.  The warrants terminate April 22, 2009

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

 None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to a special meeting of the stockholders held on August 21, 2009, the stockholders approved the filing of an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized shares of common stock from 250,000,000 shares, par value $0.0002 to 750,000,000 shares, par value $0.0002

ITEM 5. OTHER INFORMATION.

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

3DICON CORPORATION

/s/ Martin Keating
November 16, 2009	Martin Keating
Chief Executive Officer, Acting Chief Financial
Officer and Director (Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer)