Form 10-K
period 2009-12-31
3DICON CORP
filed 2010-03-31
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2009 was $3,022,559.

As of March 31, 2010, the issuer had 418,205,705 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

Corporate History

3DIcon Corporation (“the Company”) was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. Our articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001. We have accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. At the inception on January 1, 2001, our primary activity was the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

In April 2004, we engaged the University to Oklahoma (“OU” or the “University”) to conduct a pilot study to determine the opportunity and feasibility for the creation of volumetric three dimensional communication systems.

On July 15, 2005, we entered into a Sponsored Research Agreement with the University (Phase II), which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies".

On February 23, 2007, we entered into a Sponsored Research Agreement with the University (Phase III) which was scheduled to expire on March 31, 2010. Under this agreement, the University conducted a research project entitled “3-Dimensional Display Development”.

In the fourth quarter of 2007 we announced the release of our first product, “Pixel Precision”. On February 12, 2009, version 2.0 of Pixel Precision was released to expand its capabilities and provide new compatibility with Texas Instrument’s newly released DLP® Discovery 4000 kits.  This is a companion software application to the DMD Discovery ™ line of products manufactured by Texas Instruments®.

The Oklahoma Center for the Advancement of Science and Technology (“OCAST”) approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  We requested a no cost extension for the first year.  OCAST approved our request and extended our first year contract to April 30, 2010.  Funding beyond April 30, 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

General Overview

We are a development stage company. Our mission is to pursue, develop and market full-color, 360-degree holographic or volumetric 3-D technology. Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive world-wide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. On May 26, 2009, the United States Patent and Trademark Office (USPTO) has approved the pending patent called “Volumetric liquid crystal display” for rendering a three-dimensional image” and converted it to US patent No. 7,537,345.  At this time, we do not own any intellectual property rights in holographic technologies, and, apart from the Sponsored Research Agreement with the University,  have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University and our staff by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military.  On April 6, 2009, we filed a provisional patent on an emissive two-dimensional (2D) screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called “Flexible/inflexible front/back projection screen or display” and owned solely by 3DIcon Corporation.

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

A team of researchers led by Harold Garner at the University of Texas Southwestern Medical School at Dallas is working on a HoloTV project to develop technology that can deliver 3D moving images for applications in medical imaging, “heads up” displays, video games, and air traffic control display. Current development efforts involve the use of the Digital Micromirror Device (“DMD”) from Texas Instruments, as well as eight-layer liquid-crystal screen. The DMD focuses image points on various locations throughout the screen to produce 3D images.

Stereoscopic techniques are being investigated as a means of achieving 3D imaging and display. A recent paper by Jang and Javidi describes a technique called 3D projection integral imaging to create 3D orthoscopic virtual images. The technique employs a micro-convex-mirror array to convert inputs from 2D image sensors to 3D images with a viewing angle of over 60 o and has been successfully demonstrated in the laboratory. Another paper by Choi et al reports on the construction of a novel full-color auto stereoscopic 3D display system using scaling constraints and phase quantization leveling to reduce the color dispersion and the phase difference. The system employs color-dispersion-compensated (“CDC”) synthetic phase holograms (“SPHs”) to create 3D images and video frames that don’t require the use of special glasses for viewing. While both of these technical approaches have been successfully demonstrated in a laboratory environment, neither easily lends itself to the kind of embodiment envisioned by 3DIcon.

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

Pursuant to the Sponsored Research Agreement, a portfolio of 3D Display Technologies is being developed in using the following approaches:

•	I – Swept Volume Displays - We have successfully achieved the initial demonstration and proof of technology for this approach.
•	II – Static Volumetric Displays - Under Glass
•	III – Stacked Volume Displays - We also have investigated the technologies for developing innovative Stacked Volumetric Displays.
•	IV – Free Space Volumetric Displays - Our ultimate goal is to develop Free Space Volumetric Displays. Our future plans include the possible use of magnetic nano particles to achieve this among others.

The Swept Volume Display is designed to be a 3D display system showing a volumetric image generated from an electronic medium. A proof-of-concept demonstration has been achieved by the researchers around September 2007. The Swept Volume Display R&D  entered into the subsequent second stage of improvement and development in 2008. Additional work on this particular approach has been deferred indefinitely because of the success and initial superiority of the CSpace®™ technology.

The Static Volume Display technology will employ the DMD using infra-red lasers to produce 3D images in advanced transparent nanotechnology materials, thereby enabling the creation, transmission and display of high resolution 3D images within a volume space, surrounded by glass or transparent screen. The Free Space technology will build upon the Static Volume technology so as to eliminate the need for an enclosed vessel, thereby enabling the creation, transmission and display of high resolution 3D images in free space utilizing a portable system. The initial investigation for the Static Volume system commenced in 2007. On September 2008, we built a laboratory prototype for CSpace®™ and demonstrated the creation of true 3D images within specified image space.  New developments for eliminating the distortion occurred by the divergence of the constructed 3D image have been presented at the SPIE Europe Security & Defense conference in Berlin, Germany, August, 2009. Improvements for the optical systems utilized by CSpace®™ with the latest achieved resolution have been pblished on October 2009 at IEEE/OSA Journal of Display Technology titled “Static volumetric three-dimensional display”. On February 15, 2010, at the SPIE Medical Imaging conference, we presented the latest software developments that allow reading digital imaging and communication in medicine (DICOM) formats whether scanned by ultrasound devices, magnetic resonance imaging (MRI), or computed tomography (CT) scanners.  With this new software architecture, CSpace®™ would have the capability of displaying medical images within  binary 3D volume.

University of Oklahoma - Sponsored Research Agreement

On April 20, 2004, we entered into a Sponsored Research Agreement entitled "Investigation of Emerging Digital Holography Technologies" (“Phase I”) with the University, which expired October 19, 2004. We paid the University $14,116 pursuant to this agreement. The purpose of this agreement was to conduct a pilot study to investigate digital holography as a candidate technology for the development of three-dimensional (“3D”) imaging and visualization systems. The purpose of the pilot study was to investigate the current state-of-the-art research and development activities taking place in the field of digital holography, particularly emerging technologies. The scope of work for the study encompassed the following tasks:

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

On July 15, 2005, we entered into a Sponsored Research Agreement with the University, which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies" and the Company agreed to pay the University $453,584 at various dates from November 10, 2005 through July 15, 2006 to cover the costs of the research. The goals for this research were as follows:

•	produce patentable and/or copyrightable intellectual property;
•	produce proof-of-concept technology that demonstrates the viability of the intellectual property;
•	assess opportunities for manufacturing technological products in Oklahoma;
•	Investigate magnetic nanospheres MNs for use as a projection media;
•	Develop a control platform to actively distribute MNs in an unbounded volumetric space;
•	Investigate the doping of MNs with fluorescent materials for light emission at different wavelengths, i.e., develop fluorescent MNs (“FMNs”);
•	Evaluate other display medium technologies for potential strategic partnerships;
•	Evaluate the most appropriate (from a cost-to-benefit standpoint) solid-state light sources for projection applications;
•	Develop software for displaying ideal 3D images; and
•	Investigate software interface issues with other image capture technologies.

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

On February 23, 2007, we entered into a Sponsored Research Agreement with the University of Oklahoma (Phase III) which expires on March 31, 2010. Under this agreement, the University will conduct a research project entitled “3-Dimensional Display Development”. We agreed to pay the University $3,468,595 in monthly installments ranging from $92,263 to $112,777 beginning on April 30, 2007 and ending on March 31, 2010.

On October 31, 2008 OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008.  As of September 30, 2008 we had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 31, 2008 of $861,131.  The $1,804,687 balance of the remaining scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages would  be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, we agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment.  In the event funding did not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of our common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  We had the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

During the years ended December 31, 2009 and 2008, we charged operations $64,084 and $953,802, respectively pursuant to the SRA.  At December 31, 2009, we owed the University $5,638 in aggregate monthly payments and $525,481 on the arrearages under the revised payment terms.

We own all worldwide rights to commercial and government usage of the intellectual property being developed by the University. The University has applied for the following patents with the U.S. Patent and Trademark Office:

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing	Grant Date of U.S. Patent	European Pending Patent- Date of Filing	Japanese Pending Patent- Date of Filing
Swept Volume Display	Swept Volume Display	September 2006

Colorful Translation Light Surface 3D Display Colorful Translation 3D Volumetric Display 3D Light Surface Display	Light Surface Display for Rendering Three-Dimensional Image (Combined)	April 2007		April 2007	April 2007

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display for Rendering Three-Dimensional Image (Combined)	April 2007	May 2009

Computer System Interaction with DMD	Computer System Interaction with DMD	January 2008

Virtual Moving Screen for Rendering Three Dimensional Image	Virtual moving screen for rendering a three-dimensional image	January 2008

Marketing and Product Development

We produced our first product “Pixel Precision” in 2007. The product has been made commercially available through a sales and distribution arrangement with Digital Light Innovations that was signed March 6, 2008. This product is a result of our research efforts involving the use of the DMD. The product is targeted at the application development market involving the use of DMDs, specifically the DMD-Discovery™ line from Texas Instruments™.

We do not have any products, services or technologies in the area of Three Dimensional Displays as yet. We envision the sale of co-produced products with partners in various industry verticals, the licensing of University-owned technology, or a combination thereof.

We have identified the following potential markets and uses for the technology being developed by the University:

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

Employees

We had three full-time employees as of December 31, 2009, Martin Keating, Chief Executive Officer, Dr. Hakki Refai, Chief Technology Officer, and Ms. Judith Keating, Company Secretary and Director of Investor Relations.  None of our employees are covered by a collective bargaining agreement.  We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS.

Risks Relating to Our Business:

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $12,576,914 for the period from inception (January 1, 2001) to December 31, 2009.   Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

Currently, our only significant assets are our Sponsored Research Agreement with the University and the exclusive license agreement covering the technology on which the University and  Dr. Hakki Refai  are currently working. Our ability to accomplish our business plan relies entirely on the ability of the University and Dr. Refai to successfully develop marketable 3D communications technology.

Our only significant assets at the present time are our Sponsored Research Agreement with the University and the exclusive license agreement covering the technology on which the University and Dr. Refai are currently working. In October 2008, Dr. Hakki Refai, the former chief researcher at the University joined the Company as our Chief Technology Officer.  Any technology independently developed by Dr. Refai subsequent to October 2008, will be the sole property of 3DIcon.  If we or the University researchers are not successful in developing 3D communications technology that we have envisioned in our business plan, our ability to generate revenues from marketing of the product or technologies on which our business plan is based will be severely impacted, which could threaten the very existence of the Company.

Even if we or the University researchers and Dr. Refai are successful in developing 3D communications technology, because of the revolutionary nature of such technology (i.e., no similar technology currently exists, and there are numerous unknowns relating to the technology, such as manufacturing costs and operational costs), there can be no assurance that our marketing plans for the technology will be successful.

Therefore, the fact that our success depends significantly on our efforts  to develop a technologically challenging new product that will be in a form readily marketable and acceptable to a given market, and our ability to then successfully market such technology, makes an investment in the Company much more risky than a comparable investment in other companies that may have a broad range of existing, proven products.

We may not be able to compete successfully.

Although the volumetric 3D imaging and display technology that we are attempting to develop is new, and although at present we are aware of only a limited number of companies that have publicly disclosed their attempts to develop similar technology, we anticipate a number of companies are or will attempt to develop technologies/products that compete or will compete with our technologies. Further, even if we are the first to market with a technology of this type, and even if the technology is protected by patents or otherwise, because of the vast market and communications potential of such a product, we anticipate the market will be flooded by a variety of competitors (including traditional communications companies), many of which will offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to prospective customers. In addition, many if not all of our competitors and potential competitors will initially be larger and have greater financial resources than we do. Some of the companies with which we may now be in competition, or with which we may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, even given our relationship to the University, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Further, technology in this industry may evolve rapidly once an initially successful product is introduced, making timely product innovations and use of new technologies essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render any product we initially market obsolete and unmarketable. If we do not have available to us products that respond to industry changes in a timely manner, or if our products do not perform well, our business and financial condition will be adversely affected.

The technologies being developed may not gain market acceptance.

The products that we are currently developing utilize new technologies. As with any new technologies, in order for us to be successful, these technologies must gain market acceptance. Since the technologies that we anticipate introducing to the marketplace will exploit or encroach upon markets that presently utilize or are serviced by products from competing technologies, meaningful commercial markets may not develop for our technologies.

In addition, the development efforts of 3DIcon and the University on the 3D technology are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. Our success will depend upon the ultimate products and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. The proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these may not meet applicable price or performance objectives. Unanticipated technical or other problems may occur which would result in increased costs or material delays in their development or commercialization.

If we are unable to successfully retain existing management and recruit qualified personnel having experience in our business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued services of Martin Keating, our Chairman and Chief Executive Officer, Dr. Hakki Refai,our Chief Technology Officer and, James N. Welsh, our President.  Our success also depends on our ability to attract and retain other key executive officers.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not continue as a going concern, investors will lose their entire investment.

In their report dated March 31, 2010, our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we are a development stage organization with insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

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

As of March 31, 2010, we had 418,205,705 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 2,203,577,831 shares of common stock at current market prices. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors (“Golden State”) to purchase 919,683 shares of common stock at an exercise price of $10.90. The sale of the shares underlying the convertible debentures and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debentures (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $91,968 and market prices 25%, 50% and 75% below the market price as of March 24, 2010 of $0.006.

% Below Market	Price Per Share	Effective Conversion Price	Number of Shares Issuable(1)	% of Outstanding Stock
25%	$0.0045	$0.0036	2,812,266,151	672%
50%	$0.0030	$0.0024	4,218,874,567	1,009%
75%	$0.0015	$0.0012	8,438,669,817	2,018%

(1) Shares issuable exclude 919,683 shares underlying the remaining warrants exercisable at $10.90 per share.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the $1.25 million convertible debenture issued to Golden State on January 15, 2008 (the “Second Debenture”) (excluding accrued interest), based on the principal balance of $463,558 and market prices 25%, 50% and 75% below the market price as of March 24, 2010 of $0.006.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable	Stock
25%	$0.0045	$0.0040	114,458,800	27%
50%	$0.0030	$0.0027	171,688,200	41%
75%	$0.0015	$0.0013	343,376,400	82%

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

The issuance of shares upon conversion of our convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although Golden State may not convert its convertible debentures and/or exercise their warrants if such conversion or exercise would cause it to own more than 9.9% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting and selling some of their holdings and then converting the rest of their holdings. In this way, assuming the market price remains at a level acceptable to the selling stockholder, the selling stockholder could continue on a “conversion-sell-conversion” trend while never holding more than 9.9% of our common stock. Further, under the convertible debentures there is theoretically no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol "TDCP".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2009

	High	Low
First Quarter ended March 31, 2009	$0.05	$0.02
Second Quarter ended June 30, 2009	$0.03	$0.011
Third Quarter ended September 30, 2009	$0.014	$0.0075
Fourth Quarter ended December 31, 2009	$0.0097	$0.0051

Year Ended December 31, 2008
	High	Low
First Quarter ended March 31, 2008	$0.32	$0.20
Second Quarter ended June 30, 2008	$0.24	$0.08
Third Quarter ended September 30, 2008	$0.18	$0.05
Fourth Quarter ended December 31, 2008	$0.15	$0.04

Holders

As of March 31, 2010 we had approximately 387 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders:	0
2009 Amended Plan	36,271,123	$0.64	14,422,012
2010 Plan	0		75,000,000
Total	36,271,123	$0.64	89,422,012

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we issued the below securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

Pursuant to subscription agreements entered into during March and April 2009, the Company sold 999,999 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase an aggregate of 500,000 shares of its common stock at a price of $.10 per share from closing for a period of twelve months; $.15 per share for the second subsequent twelve months; or $0.20 per share for the subsequent twelve months to three accredited individuals. The Company received aggregate proceeds of $30,000 from the sale.  The 500,000 warrants are valued at $6,579 and the 999,999 shares are valued at $23,421. The warrants terminate three year from date of issue in 2012.

The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 178% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the OTC Bulletin Board. The risk-free interest rate of 1.38% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

On June 18, 2009 the Company entered into subscription agreements with two of its directors pursuant to which the two directors purchased an aggregate of 17,941,176 shares of the Company’s common stock at a price per share equal to 50% of the average closing price during the five days prior to June 18, 2009 (0.0068 per share) for aggregate proceeds of $122,000.

Pursuant to subscription agreements entered into during October and November 2009, the Company sold 1,666,666 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase an aggregate of 16,666,666 shares of its common stock at a price of $.10 per share from closing for a period of twelve months; $.25 per share for the second subsequent twelve months; or $0.50 per share for the third subsequent twelve months to two accredited individuals. The Company received aggregate proceeds of $50,000 from the sale.  The 16,666,666 warrants are valued at $35,225 and the 1,666,666 shares are valued at $14,775.  The warrants terminate three years from date of issue in 2012.

The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 178% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the OTC Bulletin Board. The risk-free interest rate of 1.38% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of three years is based on historical exercise behavior and expected future experience.

ITEM 6. SELECTED FINANCIAL DATA.

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

Plan of Operation

Background:

The Company is engaged in the development of 360o volumetric imaging and display technology, specifically in the areas identified by the initial in-depth investigation conducted by the University.  The identified areas are two major complementary areas of technology that comprise the spectrum of the solution and application (1) a means of recording 3D objects as digital holographic data elements (capture); and (2) a means of reconstructing and displaying the 3D images (display).

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

The existing products reviewed can generally be broken down into two broad categories: stereoscopic - those that use flat-panels to implement 3D displays on 2D screens, and those that implement volumetric 3D displays. The flat-panel approaches, as previously noted, do not support 3DIcon’s planned embodiment of the technology. However, the application space of volumetric 3D displays supports the Company vision and appears to offer major opportunities for further technology development and creation of intellectual property through our staff and the University, to which 3DIcon will have exclusive rights.

The research team at OU has been working to integrate open source image capture applications as well as to establish 3D image capture systems.

We continue to build intellectual property through our staff and the University, to which the Company has exclusive rights and engage in product research and development both directly related to the display as well as by-product technologies.

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled "800 Million Voxels Volumetric Display," on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company received $35,139 from the grant during 2009.  We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on April 30, 2010. Funding beyond April 30, 2010  is contingent upon satisfactory performance evaluation and the availability of funds.

Current Activities and Operations

Currently the Company is pursuing the research and development of volumetric 3-D display technology through the SRA with the University and with Dr. Hakki Refai, the former chief researcher at the University, who joined the Company as our Chief Technology Officer in October 2008.  Our efforts are focused on multiple technological approaches, two of which are being further developed into proof-of-concept demonstration systems:

Static Volume Display Technology: Also known as CSpace®™, the Company has produced the first non-mechanical, 360-degree, multi-view, high-resolution volumetric display. A prototype was demonstrated during September 2008, when a 3D image was created within a proprietary volumetric media (also called projection space or image matrix). This technology incorporates existing and rapidly evolving image projection technologies, such as DLP®/DMD technology from Texas Instruments, allowing 3DIcon to pursue full-color, full-motion 3D visualization, in harmony with 3DIcon’s vision for product development.

Swept Volume Display Technology: Additional work on this particular approach has been deferred indefinitely because of the success and initial superiority of the CSpace®™ technology.

We have also released a software product called Pixel Precision™. The current version of the software is 2.0 that was released on February 12, 2009 to expand its capabilities and provide new compatibility with Texas Instrument’s newly released DLP® Discovery 4000 kits. We plan to continue to pursue this market and provide versions and variations of this software. The plans include enhancements to the functionality as well as variants to address additional opportunities.

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

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing	Granted U.S. Patent	European Pending Patent- Date of Filing	Japanese Pending Patent-Date of Filing
Swept Volume Display	Swept Volume Display	Filed by OU in September 2006

Colorful Translation Light Surface 3D Display Colorful Translation 3D Volumetric Display 3D Light Surface Display	Light Surface Display for Rendering Three-Dimensional Image (Combined)	Filed by OU in April 2007		April 2007	April 2007

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display for Rendering Three-Dimensional Image (Combined)	Filed by OU in April 2007	May 2009

Computer System Interaction with DMD	Computer System Interaction with DMD	Filed by OU in January 2008

Virtual Moving Screen for Rendering Three Dimensional Image	Virtual moving screen for rendering a three-dimensional image	Filed by OU in January 2008

Optically Controlled Light Emitting…and System for Optically Written 2D and 3D Displays	Utility Patent Application to be filed	Filed by 3DIcon in April 2008

Further, we are taking steps to explore areas that may be related to assist in the protection of intellectual property assets. In addition, we have begun the process of applying for trademarks related to our 3D technologies.

Our research and development objectives for the 2010 calendar year are as follows. The work will mainly be done by the Company and researchers, faculty and selected graduate or doctoral level students at the University with oversight by Company personnel:

I. Static Volumetric Display (CSpace®™)

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

•	Demonstrate improvements in optical properties for transparent projection materials. Static Volumetric Display and Nano-materials.
•	Continue software development to enhance CSpace®™ with the capability of displaying near real time 3D images.
•	Add gray-scale levels for the constructed 3D images by CSpace®™.

II. By-Product Technologies

•	Continue to generate revenue from Pixel Precision™ the DMD Control Software for DMD Application development markets.
•	Develop next generation of Pixel Precision™ software for controlling multiple DMDs as well as for controlling the next generation of the DMD-Discovery™ series.
•	Release Pixel Precision™ Version 3.0 for the Discovery 4000 series (D4000). This will be done in the near future.
•	Develop the new invention of 2D screen that can be optically driven if compared to the conventional electrically driven 2D screens.

III. New 3D Technologies

•	Continue to pursue new 3D opportunities across a broad technological spectrum, with the ultimate goal of the creation of a “free space” 3D display (i.e., one without a visible containment vessel).

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

Revenue

The Company received $35,139 from the OCAST grant during 2009 and $25,000 from a liscensing agreement during 2008.

We have launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have earned income of $10,200 and $17,900 before commissions and costs from the sales of PixelPrecision™ for the years ended December 31, 2009 and December 31, 2008, respectively.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems.  We expect that the revenue from this product to contribute to the operating expenses (general and administrative, research and development, interest) but do not expect the revenue generated in 2010 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $313,082 for the year ended December 31, 2009 as compared to $953,802 for the year ended December 31, 2008.  The decrease was a result of modifications to the SRA whereby, on October 31, 2008 the University agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008.  Additionally on October 1, 2008 we employed Dr. Hakki Refai as Chief Technology Officer who previously was the lead investigator on the SRA with the University.

General and Administrative Expenses

Our general and administrative expenses were $1,218,798 for the year ended December 31, 2009 as compared to $2,578,357 for the year ended December 31, 2008.  The decrease is due primarily to the decrease in salaries and related payroll taxes of $289,000, a decrease of $250,000 in options issued to employees, a $328,000 decrease due to options not being issued to Directors and consultants for services for the year ended December 31, 2009, a decrease in legal fees of approximately $100,000, termination of consulting contract of $176,000, decrease in annual meeting expense of approximately $37,000 and a general decrease in overall marketing, travel and administrative expenses due to decreased funding.

Interest Expense

Interest expense for the year ended December 31, 2009 was $80,294 as compared to $122,291 for the year ended December 31, 2008. The decrease in interest expense resulted from decrease in the amounts outstanding on our convertible debentures during the periods.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

•
Research and development expenses pursuant to our Sponsored Research Agreement with the University. This includes development of an initial demonstrable prototype and a second prototype for static volume technology

•	Acceleration of research and development through increased research personnel as well as other research agencies
•	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.

•	Hiring executive officers for technology, operations and finance
•	Development, support and operational costs related to Pixel Precision™ software
•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2009, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $1,118 at December 31, 2009.
We had negative working capital of $1,751,634 at December 31, 2009.

During the year ended December 31, 2009, we used $539,883 of cash for operating activities, a decrease of $1,366,280 or 72% compared to the year ended December 31, 2008. The decrease in the use of cash for operating activities was a result of the decrease in net loss of $2,044,715.

Cash used in investing activities during the year ended December 31, 2009 was $0, a decrease of $25,363 compared to the year ended December 31, 2008.  The decrease was a result of purchasing office furniture and equipment for the leased office space in the year ended December 31, 2008.

Cash provided by financing activities during the year ended December 31, 2009 was $492,601, a decrease of $781,806 or 61% compared to the year ended December 31, 2008.  The decrease was the result of the decreased debenture funding, stock sales and warrant sales in 2009.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company. As a result of our stock price being around the 52 week low mark and trending downward, our ability to raise cash is currently restricted.

Pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  During the year ended December 31, 2009, we received $382,590 in funding from Golden State as a result of the 4.75% Convertible Debenture warrants exercised.

On November 19, 2008, we received a research grant from OCAST titled the "800 Million Voxels Volumetric Display."  The two-year matching grant totals $299,932.  The award is for a maximum of $149,940 for the calendar year 2009 and the remainder for calendar year 2010.  Funding of the 2009 amount is contingent upon the Company providing matching funds for the first year’s research and submission of all required documentation to OCAST.  We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on April 30, 2010.Funding beyond 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

The Company was unable to meets it monthly payment obligations under the SRA and received notification from the University that they were in default.  A new payment schedule has been negotiated.   Failure of the Company to meet its payment obligations under the new payments schedule could result in the termination of the SRA, termination of the related projects and termination of any outstanding license agreements under the SRA.

On October 31, 2008 OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 31, 2008 of $861,131.  The $1,804,687 balance of the remaining scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages would be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess $120,000 plus the base monthly payment.  In the event funding does not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company has the option to repurchase the shares at market value, but not less than $0.068 per share.

The Company was unable to meet the revised payment schedule and on May 18, 2009 the University agreed to revise the payment terms.  Under the terms of the revised base payments schedule, the arrearages scheduled to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 were deferred to a monthly payment schedule of July 2009 through February 2010.  On February 19, 2010 the University agreed to modify the repayment plan to retire the outstanding debt of $525,481.  Under the terms of the modified repayment plan the Company agreed to make payments to the University, not less than quarterly, in an amount equal to 22.5% of any funding received by the Company.  Eligible funding shall include all revenues, investments in the Company, funding from current sources or other funding, provided, however, that grants or other similar funding with specific allocation to designated research and development projects shall be excluded from such calculation. The quarterly payments shall be made within thirty (30) days of the end of each calendar quarter.  The first quarterly payment is due to the University on April 30, 2010.  The Company shall provide its financial statements to the University upon completion and submission to the SEC at the end of each quarter. These repayment terms shall remain in effect until the outstanding debt is retired. The University has the right at its sole discretion to request an independent audit of the Company’s financial statement the cost of which shall be borne solely by the Company.

In addition management put forward a proposal to the Board to reduce operating expenses further through temporary salary cuts, partial payments to consultants using stock and reduction in day-to-day expenses. This, along with other measures, has reduced our current cash flow burn rate from $267,000 per month to an estimated amount of $130,000 to $150,000 per month.

We also intend to raise additional funds as permitted by the terms of Golden State financing, to help with the short term capital needs.

Off Balance Sheet Arrangements

3DIcon does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Research and Development Costs

The Company expenses all research and development costs as incurred. Until we have developed a commercial product, all costs incurred in connection with the SRA with the University, as well as all other research and development costs incurred, will be expensed as incurred. After a commercial product has been developed, we will report costs incurred in producing products for sale as assets, but we will continue to expense costs incurred for further product research and development activities.

Stock-Based Compensation

Since its inception 3DIcon has used its common stock or warrants to purchase its common stock as a means of compensating our employees and consultants. Financial Accounting Standards Board (“FASB”) guidance on accounting for share based payments requires us to estimate the value of securities used for compensation and to charge such amounts to expense over the periods benefited.

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

Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended December 31, 2009 and subsequent to December 31, 2009.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to December 31, 2009 Golden State converted $1,200 of the 4.75% convertible debenture into 35,201,188 shares of common stock at $0.00004 per share and exercised 12,000 warrants at $10.90 per share for $130,800 under the terms of the securities purchase agreements.

Common stock and paid- in capital

Concordia Financial Group was issued 22,550,810 shares of common stock in payment of $63,000 for December, January, February, and March services under the terms of their consulting agreement.  Additionally common shares totaling 5,000,000 were issued to vendors in payment of $9,650 for services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the Company to provide  only  management's report in this annual report.

Changes.  During the most recent quarter ended December 31, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Martin Keating	68	Chief Executive Officer and Director
James N. Welsh	66	President, Chief Operating Officer and Treasurer
Lawrence Field	48	Director
John O’Connor	53	Director
Victor F. Keen	68	Director

Martin Keating – Chief Executive Officer and Director

Martin Keating has been Chief Executive Officer and a director of the Company since 1998. Previously, Mr. Keating organized and managed private placement limited partnerships, ranging from real estate development to motion picture financing. Mr. Keating was also general counsel and director of investor relations for CIS Technologies, then a NASDAQ company. Mr. Keating is an attorney licensed to practice law in Oklahoma and Texas.

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

Lawrence Field - Director

Mr. Lawrence Field was appointed to the Board of Directors of the Company in October 2007. Mr. Field is the cofounder and managing director of Regent Private Capital LLC, an investment management firm that invests globally through offices in New York City and Tulsa. Prior to co-founding Regent Private Capital LLC, Mr. Field was vice president of Capital Advisors, Inc., an investment management firm. Mr. Field holds a B.S. degree from the University of Texas at Austin.

John O’ Connor - Director

John O’Connor has been a director of the Company since October 2006. Since 1981, Mr. O’Connor has practiced law in Oklahoma, concentrating in the areas of corporate and commercial law. Mr. O’Connor served as President of the law firm of Newton, O’Connor, Turner & Ketchum from 2001 to 2005 and has served as its Chairman from 2001 to present.

Victor F. Keen,  Director

Mr. Victor F. Keen was appointed to the Board of Directors of the Company in November 2007. Until March 1, 2007, Mr. Keen served as the chair of the Tax Practice Group at Duane Morris. He is currently of counsel to the firm. Mr. Keen has served on the board of directors of Research Frontiers, Inc. (“Research Frontiers”) for over 10 years. He has been chair of the compensation committee of Research Frontiers for the last five years.

Audit Committee

On February 25, 2008, the Board of Directors created an Audit Committee comprising of Mr. Victor Keen.

Compensation Committee

On February 25, 2008, the Board of Directors created a Compensation Committee comprising Mr. Victor Keen (Chair) and Mr. Lawrence Field

Nomination and Corporate Governance Committee

On February 25, 2008, the Board of Directors created Nominations and Corporate Governance Committee comprising Mr. Victor Keen (Chair) and Mr. Lawrence Field.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Martin Keating has served as our Chairman and Chief Executive Officer since the inception of the Company. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure and role in risk oversight is effective.

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

•
Commission which shall not exceed 3% of sales of the Company’s Pixel Precision™ and CSpace®™ technologies products, which commission shall not exceed $30,000 for the 12 month period commencing on October 1, 2008 and $50,000 for the 12 month period commencing on October 1, 2009; and

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

Prior to Dr. Refai joining the Company on a full-time basis, he served as the co-principal investigator for the Static Volume / CSpace®™ technologies being developed under the Company's Sponsored Research Agreement with the University of Oklahoma. Dr. Refai is the lead inventor of the CSpace®™ technology and the creator of the Company’s first product, Pixel Precision™. He authored the patent applications for the Static Volume Displays, Virtual Moving Screen Displays and Interaction of Micro-Mirror Device with Computer System. Dr. Refai received his BS degree in electrical engineering in 1992 from Aleppo University in Syria and his MS and PhD degrees in electrical and computer engineering in 2002 and 2005, respectively, from the University of Oklahoma.

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

On March 25, 2009 the Company entered into a Resolution Agreement with Dr. Hakki Refai (the “Resolution  Agreement”) pursuant to which the Company agreed to remove the time constraints on the technical milestone achievements whereby the issuance of the options will be solely upon the achievement of the milestones.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2009 and December 31, 2008 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Martin Keating CEO	2009	144,000								144,000
	2008	144,000	-	-	-	-	-	-		144,000

James N. Welsh, Pres. and COO	2009	95,000	-		0	-	-	0		95,000

Vivek Bhaman, Pres. and Coo	2008	250,000	-	-	50,782	-	-	33,333		334,115
	2009	71,955		-	98,148	-	-		-	170,103

Hakki Refai	2009	200,000		-	67,244	-	-		-	267,244
	2008			-	100,867	-	-		-	100,867

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2009:
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Martin Keating	500,000	-	-	$0.40	April 26, 2009	-	-	-	-

Vivek Bhaman (1)	1,425,000	5,075,000	-	(1)	April 30, 2010	-	-	-	-

Dr. Hakki Refai	1,500,000	-	-	$0.85	July 28, 2018	2,000,000	-	-
		3,500,000		$0.85

(1) Mr. Bhaman’s options are exercisable as follows: 100,000 at $0.80 per share, 200,000 at $1.00 per share and 1,125,000 at $0.055 per share

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen 2009	-	$33,600	-	-	-	-	$33,600
Victor Keen 2008			$100,000				$100,000
Lawrence Field 2008			$100,000				$100,000
John O’Connor 2009			$125,391				$125,391

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of
March 31, 2010 by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

	Number of Shares Beneficially		Percentage
Name of Beneficial Owner (1)	Owned	Class of Stock	Outstanding (2)
Martin Keating (3)	42,217,474	Common	10.0%
Victor F. Keen	24,599,729	Common	5.88%
Lawrence Field (4)	7,953,134	Common	1.90%
John O’Connor (5)	1,397,180	Common	*
Vivek Bhaman (6)	1,425,000	Common	*
James N. Welsh	14,963,571	Common	3.58
All directors and executive officers as a group (4 persons)	92,556,088	Common	21.36%

Golden State Investors, Inc. (7)	32,679,588	Common	9.50

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o 3DIcon Corporation, 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136.
(2)
Applicable percentage ownership is based on 418,205,705 shares of common stock outstanding as of March 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 31 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage.

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

(5)
Represents (i) 110,000 shares of common stock owned by Mr. O’Connor and (ii) 100,000 shares of common stock owned by the John M. and Lucia D. O’Connor Revocable Living Trust over which Mr. O’Connor has voting and investment control and, (iii) 1,187,180 options owned by Mr. O’Connor.

(6)	Represents 1,425,000 stock options.

(7)	Excludes 11,000,000 shares held as collateral under the Securities Purchase Agreement, such shares are included in Martin Keating total shares.

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

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel  from 2005 through 2008. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.

Director Independence

Of the members of the Company’s board of directors, Victor F. Keen and Lawrence Field are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $67,415 and $57,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements  for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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

3DICON CORPORATION

Date: March 31, 2010	/s/ Martin Keating
	Name:	Martin Keating
	Title:	Chief Executive Officer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Martin Keating	Chief Executive Officer, Director (Principal Executive and Accounting Officer)	March 31, 2010
Martin Keating

By:		Director	March 31, 2010
Lawrence Field

By:	/s/ John O’Connor	Director	March 31, 2010
John O’Connor

By:	/s/ Victor F. Keen	Director	March 31, 2010
Victor F. Keen

3DIcon CORPORATION
(A Development Stage Company)

December 31, 2009 and 2008

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2009 and 2008	F-2

S Statements of Operations for the years ended December 31, 2009 and 2008 and period from inception (January 1, 2001) to December 31, 2009	F-3

S Statements of Changes in Stockholders’ Deficiency for period from inception (January 1, 2001) to December 31, 2009	F-4

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for period from inception (January 1, 2001) to December 31, 2009	F-6

Notes to Financial Statements, December 31, 2009 and 2008 and for period from inception (January 1, 2001) to December 31, 2009	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
3DIcon Corporation

We have audited the accompanying balance sheets of 3DIcon Corporation (a Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company having insufficient revenues and capital commitments to fund the development of its planned products. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of 3DIcon Corporation’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
March 31, 2010

3DIcon CORPORATION
(A Development Stage Company)

BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash	$1,118	$48,400
Prepaid expenses	11,304	16,113

Total current assets	12,422	64,513

Net property and equipment	18,624	31,537

Debt issue costs, net	16,706	56,978

Deposits-other	17,315	17,315

Total Assets	$65,067	$170,343

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$564,261	$364,000
Warrant exercise advances	48,511	140,500
Accounts payable	844,530	1,135,887
Accrued salaries	279,603	59,615
Accrued interest on debentures	16,151	6,808
Advance due officer	11,000	-

Total current liabilities	1,764,056	1,706,810

Convertible debentures payable, less current maturities	93,168	675,279

Total Liabilities	1,857,224	2,382,089

Stockholders' deficiency:
Common stock $.0002 par, 750,000,000 shares authorized; 343,690,812 and 157,515,766 shares issued and outstanding at December 31, 2009 and 2008, respectively	68,738	31,503
Additional paid-in capital	10,716,019	8,766,830
Deficit accumulated during development stage	(12,576,914)	(11,010,079)

Total stockholders' deficiency	(1,792,157)	(2,211,746)

Total Liabilities and Stockholders' Deficiency	$65,067	$170,343

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years ended December 31, 2009 and 2008
and Period from Inception (January 1, 2001) to December 31, 2009

	2009	2008	Inception to December 31, 2009
Income:
License Fee	$-	$25,000	$25,000
Grant income	35,139		35,139
Sales	10,200	17,900	28,100

Total income	45,339	42,900	88,239

Expenses:
Research and development	313,082	953,802	2,776,643
General and administrative	1,218,798	2,578,357	9,566,824
Interest	80,294	122,291	321,686

Total expenses	1,612,174	3,654,450	12,665,153

Net loss	$(1,566,835)	$(3,611,550)	$(12,576,914)

Loss per share:
Basic and diluted	$(0.007)	$(0.025)

Weighted average shares outstanding, Basic and diluted	238,635,629	142,669,496

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2009

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

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2009

				Deficit
				Accumulated
	Common Stock		Additional Paid-In	During the Development
	Shares	Par Value	Capital	Stage	Total

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	$31,503	$8,766,830	$(11,010,079)	$(2,211,746)
Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	$68,738	$10,716,019	$(12,576,914)	$(1,792,157)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2009 and 2008
and Period from Inception (January 1, 2001) to December 31, 2009

	2009	2008	Inception to December 31, 2009
Cash Flows from Operating Activities
Net loss	$(1,566,835)	$(3,611,550)	$(12,576,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	654,199	1,928,865
Stock issued for services	538,355	313,800	1,649,905
Stock issued for interest	43,309	-	81,660
Book value of assets retired	5,861		5,861
Amortization of debt issuance costs	54,227		153,708
Depreciation	7,052	5,658	14,796
Change in:
Impairment of assets		-	292,202
Prepaid expenses and other assets	4,809	(17,484)	(262,019)
Accounts payable and accrued liabilities	373,339	708,943	1,604,647

Net cash used in operating activities	(539,883)	(1,906,163)	(7,107,289)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	(25,363)	(39,281)
Net cash used in investing activities	-	(25,363)	(39,281)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	492,601	528,194	3,238,965
Proceeds from issuance of debentures	-	746,213	3,908,713

Net cash provided by financing activities	492,601	1,274,407	7,147,678

Net increase (decrease) in cash	(47,282)	(657,119)	1,108
Cash, beginning of period	48,400	705,519	10

Cash, end of year	$1,118	$48,400	$1,118
Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$483,004	$965,309	$3,274,943
Cash paid for interest	$-	$124,336	$232,326
Stock issued to satisfy payable	323,663	-	323,63
Debenture issued to satisfy payable	100,703		100,703

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2009 and 2008
and period from Inception (January 1, 2001) to December 31, 2009

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

Uncertainties

The accompanying financial statements have been prepared on a going concern basis.  The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses. Additionally, the Company has been unable to meet its monthly payment obligations and has therefore been in default of the Sponsored Research Agreement (“SRA”) (see Note 4) and the Newton, O’Connor, Turner, Ketchum 10% convertible debenture (see Note 6).  A revised payment schedule was agreed to with the University of Oklahoma (“University”) in October 2008, March 2009 and in and August 2009.  Failure of the Company to meet its revised payment obligations could result in the termination or the SRA and any outstanding license agreements under the SRA.  The University immediately and without notice or opportunity to cure, may terminate any or all existing agreements between the parties, including but not limited to, the Exclusive License Agreement, the Facilities/Resources Use Agreement, and the 2009 SRAs.  The termination of the license agreement with the University would forfeit the Company’s rights to any or all intellectual property licensed to it under the terminated license.

The Company has realized a cumulative net loss of $12,576,914 for the period from inception (January 1, 2001) to December 31, 2009, and a net loss of $1,566,835 and $3,611,550 for the years ended December 31, 2009 and 2008, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $1,118, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of December 31, 2009 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $3,924,000 in funding from Golden State as a result of warrant exercises during the year ended December 31, 2010.

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

Note 2 – Summary of Significant Accounting Policies

Research and development

Research and development costs, including payments made to the University of Oklahoma pursuant to the SRA, are expensed as incurred. (Note 4)

Stock-based compensation

The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Standards Codification (“ASC”) No. 718, Compensation-Stock Compensation.  The Company recognizes expenses for employee services received in exchange for stock based compensation based on the grant-date fair value of the shares awarded.  The Company accounts for stock issued to non-employees in accordance with the provisions of ASC No. 718.

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) No. 740, Income Taxes.  This standard requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, this standard requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not.  The amount of deferred tax liabilities or assets is calculated using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

Net income (loss) per common share

The Company computes net income (loss) per share in accordance with ASC No. 260, Earnings Per Share.  Under the provisions of this standard, basic net income (loss) per common share is based on the weighted-average outstanding common shares.  Diluted net income (loss) per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures.  Due to the Company’s losses, such potentially dilutive securities are anti-dilutive for all periods presented.  The weighted average number of potentially dilutive shares is 36,271,123 and 21,930,644 for the years ended December 31, 2009 and 2008, respectively.

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

The Company adopted the new standard as of June 30, 2009. See Note 13.

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

Note 4 – Sponsored Research Agreement (SRA)

On April 20, 2004, the Company entered into a SRA entitled "Investigation of Emerging Digital Holography Technologies" (“Phase I”) with the University of Oklahoma  (“University”), which expired October 19, 2004. On July 15, 2005, the Company entered into a SRA with the University (“Phase II”), which expired January 14, 2007. Under this agreement the University conducted a research project entitled "Investigation of  3-Dimensional Display Technologies".  The agreement was modified in November 2006 to provide additional funding, and extended the term of the agreement through March 31, 2009.

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

On October 31, 2008 the University agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008.  As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 31, 2008 of $861,131.  The $1,804,687 balance of the remaining scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages would be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment.  In the event funding does not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company has the option to repurchase the shares at market value, but not less than $0.068 per share.

The Company was unable to meet the revised payment schedule and on May 18, 2009 the University agreed to revise the payment terms.  Under the terms of the revised base payments schedule, the arrearages scheduled to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 were deferred to a monthly payment schedule of July 2009 through February 2010. (See Note 13, Subsequent Events)

Should the Company fail to report revenue or fail to timely pay any of the quarterly amounts owed above, the University immediately and without notice or opportunity to cure, may terminate any or all existing agreements between the parties, including but not limited to, the Exclusive License Agreement, the Facilities/Resources Use Agreement, and the 2009 SRAs.  The termination of the license agreement with the University would forfeit the Company’s rights to any or all intellectual property licensed to it under the terminated license.

During the years ended December 31, 2009 and 2008, the Company charged operations $64,084 and $953,802, respectively, pursuant to the SRA.  At December 31, 2009, the Company owed the University $5,638 in aggregate monthly payments and $525,481 on the arrearages under the revised payment terms.

Note 5 – Consulting Agreements

Concordia Financial Group.

The Company entered into a one year Independent Consulting Agreement with Concordia effective November 1, 2007.  Under the terms of the agreement Concordia will serve as liaison to Golden State Investors, Inc. and provide business strategy services by assisting the Company by reviewing and evaluating the Company’s plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advised with respect to effective registration of offerings of Company securities, the management team, the Company’s development of near and long-term budgets, marketing strategies and plans, and assisted in presentations related to the above services.  Concordia will be paid a monthly fee of $15,750.  Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia’s monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month.   Market is defined as the five day average of closing prices immediately proceeding the last business day of the calendar month in which the invoiced services were rendered.  The Company paid Concordia $189,000 and $204,750 for services during the periods ended December 31, 2009 and 2008, respectively under the terms of the agreement.  Under terms of the agreement, the services continue under a month-to-month basis.

In addition to the cash compensation, and conditioned upon terms of the agreement, the Company granted Concordia on May 1, 2008 and October 1, 2008, the option to purchase 250,000 shares of the Company stock, for a total of 500,000 options, at an exercise price of the average closing price of the stock for the five trading days prior to November 1, 2007 ($.37 per share).  The shares, upon exercise will be freely tradable.  The options expire on the third anniversary of the grant dates.  The estimated fair value of the options is $78,391 which was charged to operations in the year ended December 31, 2008.

Innovation Drive, Inc.

Pursuant to a consulting agreement effective November 1, 2007 signed with Innovation Drive, Inc (“IDI”) the Company engaged IDI; (1) to assist in opportunities with the federal government in R & D opportunities and eventually in sales funding; (2) become a subcontractor to prime contractors; (3) investigate, explore and capture multi-agency and/or multi-organizational teaming opportunities to generate a variety of program (and funding) opportunities; and (4) develop and distribute to targeted audiences in Washington materials to generate brand recognition.  The Company will pay a monthly fee of $15,000, payable $5,000 in cash and $10,000 in shares of Company stock, until the first contract is signed and thereafter 50% cash and 50% Company stock.  The shares issued under the agreement will be issued to Carla R. York, CEO of IDI and discounted 25% from a twenty day moving average prior to the invoice date.  Additionally a contract fee ranging from $20,000 to $30,000 will be paid on contracts greater than $200,000 and a fee ranging from $35,000 to $45,000 on contracts greater than $500,000.  The variance in fees is based on a contract being awarded within 120 days or within 150 days.  If a contract is not awarded within 150 days, the fee is 3% of the contract amount.  The agreement is for one year and is automatically extended on a month-to-month basis unless terminated by either party.   During 2008 IDI was paid $113,000 under the terms of the consulting agreement.  The agreement was terminated effective August 18, 2008.

LIB Holdings, Inc

Pursuant to a letter agreement signed October 1, 2007, LIB Holdings, Inc. (“LIB”) agreed to provide marketing and public relation services which includes (1) assistance with development of written and verbal company communications; (2) assistance with the development and maintenance of relevant and current information on the Company web site; (3) creation of media opportunities for visibility of the Company technologies; and (4) assisting with logistics and other arrangements for Company events.  The Company agreed to pay a monthly fee of $3,000 payable in registered shares of the company stock.  The number of shares to be issued is based on the 20 day average of the closing price immediately preceding the last day of the calendar month for which the fee is due.  The agreement trial commitment period terminated October 1, 2008 and is automatically extended on a month-to-month basis unless terminated by either party.   The Company paid LIB $3,000 and $36,000 for services during the periods ended December 31, 2009 and 2008, respectively under the terms of the agreement.  The contract was terminated February 1, 2009.

Corporate Profile LLC

Pursuant to a letter agreement signed October 1, 2007 Corporate Profile LLC agreed to provide investor relation services.  The Company agreed to pay a monthly fee of $3,000.  Corporate Profile LLC was paid $6,000 and $36,000 for the years ending December 31, 2009 and December 31, 2008 respectively under the terms of the agreement.  The contract was terminated February 1, 2009.

Note 6 – Debentures Payable

Debentures payable consist of the following:

	December 31, 2009	December 31, 2008
Senior Convertible Debentures:
9.75% Debenture due July 31, 2009	$-	$364,000
6.25% Debenture due 2010	463,558	578,601
4.75% Debentures due 2011	93,168	96,678
10.0% Debenture due 2010	100,703	-
Total Debentures	657,429	1,039,279
Less - Current Maturities	(564,261)	(364,000)
Long-term Debentures	$93,168	$675,279

Securities Purchase Agreement

6.25% Convertible Debenture due 2009

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Golden State Investors, Inc. (“Golden State”) on November 3, 2006 for the sale of a 6.25% convertible debenture in the principal amount of $1,250,000 (the “First Debenture”). The Company filed a registration statement with the SEC for the resale of the common stock underlying the debenture, which became effective on July 3, 2007.  Under the terms of the Purchase Agreement, Golden State advanced $125,000 during 2006 and converted the $125,000 debenture into 357,142 shares of common stock on July 16, 2007 at $0.35 per share. Golden State provided the Company with an additional $312,500 of debenture funding and converted the $312,500 debenture into 892,857 shares of common stock on July 17, 2007 at $0.35 per share.  The remaining $812,500 of the $1.25 million debenture was advanced during 2007 and 2008.  During the remainder of 2007, $400,000 was released to the Company and the balance of $412,500 was released in 2008.  At various dates after July 3, 2007 $478,529 of the debenture was converted into 2,097,406 shares of common stock at prices ranging from $0.20 to $0.26 and during the first quarter of 2008 the remaining $333,971 of the debenture was converted into 2,061,573 shares of common stock at prices ranging from $0.12 to $0.20 based on the formula in the convertible debenture.

6.25% Convertible Debenture due 2010

Pursuant to the terms of the Purchase Agreement, on October 24, 2007, at such time as the principal balance of the First Debenture was less than $400,000, the Company provided Golden State with written notice that it desired to require Golden State to purchase the second debenture.

On November 21, 2007, the Company issued and sold a second convertible note in the principal amount of $1,250,000 to Golden State (the “Second Debenture”).  Pursuant to the terms of the Second Debenture, Golden State may, at its election, convert all or a part of the Second Debenture into shares of the Company’s common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State’s election to convert, subject to adjustment as provided in the Second Debenture.  In addition, pursuant to the terms of the Second Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Second Debenture.  The Company filed a registration statement covering the shares to be issued upon conversion of the debenture.  Included in the registration statement were 2.25 million shares issuable upon conversion of the balance of the First Debenture and 4.25 million shares issuable on the Second Debenture based on 2007 market prices and assuming full conversion of the convertible debentures The registration statement became effective on January 4, 2008.

Golden State advanced $125,000 on the second $1.25 million debenture on November 9, 2007.  Additionally, Golden State advanced $312,500 directly to the Company and $433,713 to an escrow account on the Second Debenture in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of December 31, 2008, Golden State has funded an aggregate of $871,213 on the Second Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Second Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Second Debenture. At this time, the Company has not filed a registration statement.  Under the terms of the Securities Purchase Agreement, the escrowed funds were advanced to the Company during 2008. At various dates during 2008, $292,611 of the debenture was converted into 3,651,337 shares of common stock at prices ranging from $0.05 to $0.14 based on the formula in the convertible debenture.  At various dates during 2009, $115,043, of the debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture. Shares remaining in escrow and reported as outstanding at December 31, 2009 total 4,310,449.

The conversion price for the $1.25 million Second Debenture is the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion.  If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $0.75, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share.  The trading price was at $0.21 or lower on several occasions during and subsequent to 2009. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (See Note 13 -Subsequent Events)

4.75% Convertible Debenture due 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.   Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion.  During 2007 Golden State converted $596 of the $100,000 debenture into 244,045 shares of common stock at $0.002 per share, exercised warrants to purchase 5,956 shares of common stock at $10.90 per share and the Company received $64,920 from the exercise of the warrants.   During 2008, Golden State converted $2,726 of the $100,000 debenture into 5,115,695 shares of common stock at $0.002 per share, exercised warrants to purchase 27,261 shares of common stock at $10.90 per share and the Company received $297,145 from the exercise of the warrants.  During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock at $0.002 per share, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants.  During 2009 Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances.

The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i) $4.00 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion.  If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $0.75, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

9.75% Convertible due July 31, 2009

To obtain funding for ongoing operations, the Company entered into a Bridge Financing Agreement with Golden State which closed on June 11, 2007 (the “Financing Agreement”), for the sale of a 9.75% convertible debenture in the principal amount of $700,000. Pursuant to the Financing Agreement, the Company filed a registration statement with the SEC within three days of closing for the resale of the common stock underlying the $1.25 million convertible debenture, which was issued to Golden State on November 3, 2006.  The Company received gross proceeds of $700,000 from the sale of the aforementioned debenture. At various dates during 2008, $336,000 of the debenture was converted into 8,079,895 shares of common stock at prices ranging from $0.04 to $0.05 per common share based on the formula in the convertible debenture. At various dates during 2009 the remaining balance $364,000 of the debenture was converted into 29,703,510 shares of common stock at prices ranging from $0.029 to $0.009 per common share based on the formula in the convertible debenture.

Newton, O’Connor, Turner & Ketchum 10% convertible debenture due September 30, 2009

On May 22, 2009, the Company issued to Newton, O’Connor, Turner & Ketchum, a professional corporation (“NOTK”) and the legal counsel to the Company, a 10% convertible debenture in a principal amount of $100,703, due September 30, 2009, and warrants to purchase 4,378,394 shares of the common stock at an exercise price of $0.09 per share through September 30, 2010 and an exercise price of $0.18 per share through September 30, 2014.  The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2008. The debenture and the warrants were issued in settlement of the indebtedness.  The debentures and warrants were recorded at their pro rata fair values in relation to the proceeds received.  The warrants were valued at $13,504. The difference between the pro rata fair value and face value of the debenture was charged to operations in 2009.  (See note 13)

The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 160.73% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 2.23% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant of two years is based on historical exercise behavior and expected future experience.

Note 7 – Common Stock and Paid-In Capital

Pursuant to a special meeting of the stockholders held on August 21, 2009, the stockholders approved the filing of an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized shares of common stock from 250,000,000 shares, par value $0.0002, to 750,000,000 shares, par value $0.0002.

At various dates throughout 2008, the Company issued 1,320,000 shares of its common stock pursuant to the exercise of the warrants by non-employees.  The Company received $66,000 in cash. The remaining warrants totaling 80,000 were cancelled in 2008.

Pursuant to a Subscription Agreement dated October 12, 2007, the Company sold 1,188,960 shares of the Company’s common stock at a per share price equal to 75% of the average closing price during the five (5) days prior to the signing ($.31 per share) and warrants to purchase 594,482 shares of its common stock at a price of $.50 per share from October 12, 2008 through October 11, 2009 to two accredited individuals. The Company received $280,000 in cash from the sale.  The warrants terminated October 11, 2009.

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

Pursuant to Subscription Agreements entered into during March and April 2009, the Company sold 999,999 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 500,000 shares of its common stock at a price of $.10 per share from closing for a period of twelve months; $.15 per share for the second subsequent twelve months or; $0.20 per share for the subsequent twelve months to three accredited individuals. The Company received $30,000 in cash from the sale. The 500,000 warrants are valued at $6,579 and the 999,999 shares are valued at $23,421.  The warrants terminate three years from date of issue in 2012.

The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 178% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 1.38% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

On June 18, 2009 the Company entered into Subscription Agreements with two of its directors pursuant to which the two directors purchased 17,941,176 shares of the Company’s common stock at a price per share equal to 50% of the average closing price during the five days prior to June 18, 2009 (0.0068 per share) for aggregate proceeds of $122,000.

Pursuant to Subscription Agreements entered into during October and November 2009, the Company sold 1,666,666 shares of the Company’s common stock at a per share price of $.03 per share and warrants to purchase 16,666,666 shares of its common stock at a price of $.10 per share from closing for a period of twelve months; $.25 per share for the second subsequent twelve months and; $0.50 per share for the third subsequent twelve months to two accredited individuals. The Company received $50,000 in cash from the sale.  The 16,666,666 warrants are valued at $35,225 and the 1,666,666 shares are valued at $14,775.  The warrants terminate three years from date of issue in 2012.

The estimated fair value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 178% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 1.38% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

As of December 31, 2009, there are warrants outstanding to purchase 257,839 shares of common stock at a price of $.25 per share from September 30, 2009 through August 31, 2010, warrants outstanding to purchase 500,000 shares of common stock at a price of $.10 per share through various dates in March and April 2010; $.15 per share through various dates in March and April 2011; or $.20 per share that expire on various dates in March and April 2012, warrants to purchase 16,666,666 shares of its common stock at a price of $.10 per share from closing for a period of twelve months; $.25 per share for the second subsequent twelve months and; $0.50 per share for the third subsequent twelve months and, warrants to purchase 4,378,394 shares of common stock at a price of $0.09 per share through September 30, 2010 and $0.18 per share that expire on September 30, 2014.  Additionally, Golden State has warrants outstanding to purchase 931,683 shares of common stock at a price of $10.90 per share which expire November 2, 2011.

Common stock and options issued for services

During 2009 and 2008 shares of common stock totaling 68,506,130 and 4,598,973 respectively were issued for consulting services for which the Company recognized $538,354 and $313,800 of expense respectively.  Additionally, shares of common stock totaling 8,310,128 shares were issued to Golden State for accrued interest due December 1, 2009 for which the Company recognized $36,501 in expense and reduced accrued interest payable for $6,808.  Shares totaling 4,264,706 were issued during 2009 to the University of Oklahoma under the repayment terms of the SRA (see Note 4) which were valued at $290,000.  Shares totaling 7,000,000 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $33,662.

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

Employment Agreement - On April 29, 2007 the Company entered into an Employment Agreement with Vivek Bhaman (the “Bhaman Agreement”) and an Amended Employment Agreement on October 12, 2008 pursuant to which Mr. Bhaman   agreed to serve as the President and Chief Operating Officer of the Company. Mr. Bhaman’s employment under the Bhaman Agreement commenced on May 1, 2007 and continued until his resignation February 3, 2009.  The following represents the material terms of the Bhaman Agreement:

•	Annual salary of $250,000;

•	Grant of 100,000 stock options valued at $21,032 with a term of 10 years and an exercise price of $0.080 per share which vest on the commencement date of employment, May 1, 2007;

•	Grant of 200,000 stock options valued at $44,064 with a term of 10 years and an exercise price of $1.00 per share which vest on May 1, 2008; and

Amended Employment Agreement- On October 12, 2008, the Company entered into an Amendment to the Employment Agreement of Vivek Bhaman, (the “Amendment”). Pursuant to the Amendment, Mr. Bhaman’s base salary effective May 1, 2008 was increased $50,000 to $300,000 annually.  The Company had the option to defer payment of any or all of the increase until April 30, 2009. Under the deferment, the Company elected to pay the $50,000 increase with shares of the Company’s common stock at a 25% discount to the market price of the Company’s common stock.  In addition, pursuant to the amendment, Mr. Bhaman was granted an aggregate of 6,000,000 options to purchase shares of the Company’s common stock at an exercise price of $0.055 per share with a term of 10 years comprised of (i) 1,000,000 options vesting immediately valued at $50,782, and (ii) 5,000,000 options valued at $253,909, vesting at a rate of 125,000 options per quarter. 125,000 of the 5,000,000 options had vested at the time of his resignation pursuant to the terms of the Amendment.

The estimated fair value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 125.20% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.  Operations were charged $50,782 for the vesting of the one million options on October 1, 2008.  Of the five million options, one hundred twenty-five thousand were vested upon resignation, valued at $6,348 and was charged to operations in 2009 under the terms of the Employment Agreement.

On February 3, 2009, Vivek Bhaman resigned as President, Chief Operating Officer and Treasurer of 3DIcon Corporation effective March 3, 2009.  Mr. Bhaman was due an aggregate of $41,667 compensation for January and February 2009 under the terms of the April 29, 2007 Employment Agreement.  Additionally he is due $41,667 under the terms of the October 12, 2008 Amended Employment Agreement which increased his annual compensation to $300,000 from $250,000.  Under the terms of the contract, the Company elected to defer the $50,000 increase until April 30, 2009 and pay the increased compensation in registered common stock discounted at 25% to the market price.  Mr. Bhaman was issued 1,851,852 registered common shares at $0.0225 per share for the $41,667 deferred compensation.  The Company was unable to pay Mr. Bhaman timely for the remaining $41,667 compensation under his original Employment Contract and therefore agreed to compensate Mr. Bhaman an additional $58,333 in consideration under the terms of a Separation Agreement and Release signed April 29, 2009.  Additionally under the terms of the employment agreements, Mr. Bhaman had vested a total of 1,425,000 options to purchase shares of common stock of the Company at prices ranging from $0.055 to $1.00 per share that expire at various dates through October 12, 2018.   Mr. Bhaman continued to serve as a Director of the Company through his elected term ending May 17, 2009.

On February 9, 2009, the Board of Directors of the Company appointed James N. Welsh to serve as the Company’s Interim Chief Operating Officer and Treasurer. His appointment was effective as of March 1, 2009.  Under the terms of the consulting agreement, Mr. Welsh is to be compensated $2,000 per week in either cash or stock.  In the event stock is issued for the compensation, it will be issued at 50% of the average of the five previous closing prices.  During the year ended December 31, 2009, $83,000 was charged to operations and Mr. Welsh was issued 7,119,231 shares in consideration of $61,000 at an average price of $0.009 per share in consideration of his services and was due an additional $22,000 at December 31, 2009.

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

On March 25, 2009 the Company entered into a Resolution Agreement with Dr. Hakki Refai (the “Resolution  Agreement”) pursuant to which the Company agreed to remove the time constraints on the technical milestone achievements whereby the issuance of the options will be solely upon the achievement of the milestones.

The following summary reflects warrant and option activity for the year ended December 31, 2009

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2008	852,321	966,783	20,111,540
Granted	21,545,061	-	-
Exercised		(35,100)	-
Cancelled	(594,482)	-	(6,575,000)
Outstanding December 31, 2009	21,802,900	931,683	13,536,540

Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are granted.  Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

The estimated fair value of options for common stock granted was determined using the Black-Scholes option pricing model.  The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.

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

Note 8 – Incentive Stock Plan

In August 2007 the Company established the 3DIcon Corporation 2007 Incentive Stock Plan (the "2007 Plan"). The 2007 Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the 2007 Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2007 Plan shall not exceed eight million (8,000,000) shares.  The shares are included in a registration statement filed August 7, 2007 which registered shares totaling fifteen million, (15,000,000) shares.

Incentive stock plan amended

The Company’s 2007 Plan was amended in February 2009 to increase the number of shares available to be issued upon exercise of outstanding options and warrants.  Originally 8,000,000 shares were included in the 2007 Plan.  The February amendment increased the available shares by 27,000,000 shares to 35,000,000 shares.  Shares totaling 30,191,027, 598,973 and, 210,000  were issued from the amended 2007 Plan during the years ended December 31, 2009, 2008, and 2007, respectively , for services rendered to the Company. There are currently no shares available for issuance under the amended 2007 Plan.

In September 2009 the Company established the 3DIcon Corporation 2009 Incentive Stock Plan (the "2009 Plan").   The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2009 Plan shall not exceed 50,737,115 shares.  The shares are included in a registration statement filed September 23, 2009.  Shares totaling 36,315,103 were issued from the Plan during the year ended December 31, 2009 for services rendered to the Company There are 14,422,022 shares available under the plan at December 31, 2009 (See Note 13).

Note 9 – Office Lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At December 31, 2009, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2010	$27,570
2011	$11,575
Total	$39,145

Note 10 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company received $35,139 from the grant during 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on April 30, 2010. Funding beyond April 30, 2010  is contingent upon satisfactory performance evaluation and the availability of funds.

Note 11 – Income Taxes

At December 31, 2009 and 2008, the Company had accumulated net operating losses of approximately $10,900,000 and $9,335,000, respectively, available to reduce future federal and state taxable income.  Unless utilized, the loss carryforward amounts will begin to expire in 2014.

Deferred tax assets resulting from the operating loss carryforward, are reduced by a valuation allowance.

The deferred tax asset consisted of the following:

	December 31,	December 31,
	2009	2008
Loss carry forward amount	$10,900,000	$9,335,000
Effective tax rate	38%	38%
Deferred tax asset	4,142,000	3,547,300
Less valuation allowance	(4,142,000)	(3,547,000)
Net deferred taxes	$-	$-

Note 12 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005 through 2008. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the years ended December 31, 2009 and 2008, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $41,509 and $135,440 respectively.

The Company has fee income of $25,000 during 2008 with a company affiliated by common ownership.

Note 13 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended December 31, 2009 and subsequent to December 31, 2009.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to December 31, 2009 Golden State converted $975 of the 4.75% convertible debenture into 29,310,581 shares of common stock at $0.0002 per share and exercised 9,750 warrants at $10.90 per share for $106,275 under the terms of the securities purchase agreements.

Newton, O'Connor, Turner & Ketchum 10% convertible debenture due September 30, 2009

On March 1, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the due date of their 10% debenture to March 31, 2010 in consideration for one million (1,000,000) shares of common stock.  The shares were valued at 50% of the average of the previous five day closing price, which was $0.003 per share totaling $3,000 and will be charged to operations in March 2010.

Common stock and paid in capital

Concordia was issued 22,550,810 shares of common stock in payment of $63,000 for December, January and February services under the consulting agreement.  James N. Welsh, President, was issued 10,250,895 shares of common stock in payment of $30,000 for September through December services under the consulting agreement.  Dr. Hakki Refai was issued 1,500,000 shares valued at $0.02 per share in payment of accrued salary of $30,000.  Additionally common shares totaling 5,000,000 were issued to vendors in payment of $9,650 for services.

Sponsored Research Agreement (SRA)

On February 19, 2010 OU agreed to modify the repayment plan to retire the outstanding debt of $525,481. Under the terms of the modified repayment plan the Company agreed to make payments to the University, not less than quarterly, in an amount equal to 22.5% of any funding received by the Company. Eligible funding shall include all revenues, investments in the Company, funding from current sources or other funding, provided, however, that grants or other similar funding with specific allocation to designated research and development projects shall be excluded from such calculation. The quarterly payments shall be made within thirty (30) days of the end of each calendar quarter. The first quarterly payment is due to the University on April 30, 2010. The Company shall provide its financial statements to the University upon completion and submission to the SEC at the end of each quarter. These repayment terms shall remain in effect until the outstanding debt is retired. The University has the right at its sole discretion to request an independent audit of the Company’s financial statement the cost of which shall be borne solely by the Company.

Incentive Stock Plans

Shares totaling 14,422,022 were issued from the amended 2009 Plan subsequent to December 31, 2009 for services rendered to the Company. There are currently no shares available for issuance under the 2009 Plan. In February the Company established the 3DIcon Corporation 2010 Incentive Stock Plan (the "2010 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 Plan shall not exceed seventy-five million (75,000,000) shares. The shares are included in a registration statement filed February 26, 2010. Shares totaling 21,550,895 were issued from the 2010 Plan subsequent to December 31, 2009 for services rendered to the Company. There are currently 53,449,105 shares available for issuance under the 2010 Plan.