Form 10-Q
period 2010-03-31
3DICON CORP
filed 2010-05-17
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐   No ☒

As of May 15, 2010, the issuer had 460,228,564 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

3DIcon CORPORATION
(A Development Stage Company)

BALANCE SHEETS

March 31, 2010 and December 31, 2009

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current assets:
Cash	$38,259	$1,118
Prepaid expenses	32,881	11,304

Total current assets	71,140	12,422

Net property and equipment	17,083	18,624

Debt issue costs, net	6,667	16,706

Deposits-other	17,315	17,315

Total Assets	$112,205	$65,067

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$564,261	$564,261
Warrant exercise advances	67,711	48,511
Accounts payable	848,657	844,530
Accrued salaries	306,084	279,603
Accrued interest on debentures	27,759	16,151
Advance due officer	13,000	11,000

Total current liabilities	1,827,472	1,764,056

Convertible debentures payable, less current maturities	91,968	93,168

Total Liabilities	1,919,440	1,857,224

Stockholders' deficiency:
Common stock $.0002 par, 750,000,000 shares authorized; 426,205,705 and 343,690,812 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	85,241	68,738
Additional paid-in capital	11,002,275	10,716,019
Deficit accumulated during development stage	(12,894,751)	(12,576,914)

Total stockholders' deficiency	(1,807,235)	(1,792,157)

Total Liabilities and Stockholders' Deficiency	$112,205	$65,067

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009 and Period
From Inception (January 1, 2001) to March 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009		Inception to March 31, 2010
Income:

Grant income	$10,278	$		$45,417
License fee	-		-	25,000
Sales	-		-	28,100

Total income	10,278		-	98,517

Expenses:
Research and development	73,969		108,902	2,850,612
General and administrative	233,455		373,235	9,800,279
Interest	20,691		20,601	342,377

Total expenses	328,115		502,738	12,993,268

Net loss	$(317,837)		$(502,738)	$(12,894,751)

Loss per share:
Basic and diluted	$(0.001)		$(0.003)

Weighted average shares outstanding, Basic and diluted	384,915,912		163,635,313

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from Inception (January 1, 2001) to March 31, 2010

				Deficit Accumulated During the Development Stage

	Common Stock		Additional Paid-In Capital
	Shares	Par Value			Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Adjustment to accrue compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Adjustment to record compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Adjustment to record compensation earned but not recorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional Founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000

Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stock issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)
Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stock issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)
Warrants exercised	12,000	2	130,798	-	130,800
Debentures converted	35,201,188	7,040	(5,840)	-	1,200
Stock issued for accounts payable	21,452,387	4,290	94,419	-	98,709
Stock issued for services	25,849,318	5,171	66,879	-	72,050
Net loss for the period	-	-	-	(317,837)	(317,837)
Balance, March 31, 2010	426,205,705	$85,241	$11,002,275	$(12,894,751)	$(1,807,235)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010 and 2009 and Period
From Inception (January 1, 2001) to March 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Inception to March 31, 2010
Cash Flows from Operating Activities
Net loss	$(317,837)	$(502,738)	$(12,894,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	-	1,928,865
Stock issued for services	72,050	149,258	1,721,955
Stock issued for interest	-	-	81,660
Depreciation	1,541	1,985	16,337
Amortization of deferred debt issue costs	10,039	10,068	163,747
Asset impairments	-	-	298,063
Change in:
Prepaid expenses and other assets	(21,577)	(5,637)	(283,596)
Accounts payable and accrued liabilities	142,925	276,294	1,747,572

Net cash used in operating activities	(112,859)	(70,770)	(7,220,148)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(39,281)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales and exercise of warrants	150,000	46,800	3,388,965
Proceeds from issuance of debentures	-	-	3,908,713

Net cash provided by financing activities	150,000	46,800	7,297,678

Net increase (decrease) in cash	37,141	(23,970	38,249
Cash, beginning of period	1,118	48,400	10

Cash, end of period	$38,259	$24,430	$38,259
Supplemental Disclosures

Non-Cash Investing and Financing Activities
Conversion of liabilities and debentures to common stock	$230,709	$208,950	$3,505,652
Cash paid for interest	$-	$6,808	$232,326
Debenture issued to satisfy payable	$-	$-	$100,703

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009 and period
From Inception (January 1, 2001) to March 31, 2010
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's yearend audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010, and the statements of its operations for the three months ended March 31, 2010, 2009 and the period from inception (January 1, 2001) to March 31, 2010, and cash flows for the three-month periods ended March 31, 2010 and 2009, and the period from inception (January 1, 2001) to March 31, 2010, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Revenue Recognition

Revenues from software license fees are accounted for in accordance with Accounting Standards Codification (“ASC”) 985-650, “Software Revenue Recognition”.  The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis.  The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses. Additionally, the Company has been unable to meet its monthly payment obligations and has therefore been in default of the Sponsored Research Agreement (“SRA”) (see Note 3).  A revised payment schedule was agreed to with the University of Oklahoma (“University”) in October 2008, March 2009, August 2009 and in February 2010.  Failure of the Company to meet its revised payment obligations could result in the termination of the SRA and any outstanding license agreements under the SRA.  The University immediately and without notice or opportunity to cure, may terminate any or all existing agreements between the parties, including but not limited to, the Exclusive License Agreement, the Facilities/Resources Use Agreement, and the SRAs.  The termination of the license agreement with the University would forfeit the Company’s rights to any or all intellectual property licensed to it under the terminated license.

The Company has realized a cumulative net loss of $12,894,751 for the period from inception (January 1, 2001) to March, 2010, and a net loss of $1,566,835 and $3,611,550 for the years ended December 31, 2009 and 2008, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $38,259, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of March 31, 2010 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $3,924,000 in funding from Golden State as a result of warrant exercises during the year ended December 31, 2010.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $254,583 of grant funds to be provided during 2010 and 2011.  (See note 4)

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

Note 2 – Recent Accounting Pronouncements

The following are summaries of recent accounting pronouncements that are relevant to the Company:

In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for transfers of financial assets. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The Company has adopted this new guidance as of January 1, 2010. The adoption of this new guidance did not have any impact on its financial statements.

In June 2009, the FASB issued new guidance on the accounting for variable interest entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The Company has adopted this new guidance as of January 1, 2010. The adoption of this new guidance did not have any impact on its financial statements.

In January 2010, the FASB issued new guidance on improving disclosures about fair value measurements. The new guidance does not change how fair values are measured. The Company has adopted this new guidance as of January 1, 2010. The adoption of this new guidance did not have any impact on its financial statements.

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

On February 23, 2007 the Company entered into a SRA with the University (Phase III) which expired March 31, 2010.  Under this agreement the University will conduct a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies.  The Company agreed to pay the University $3,468,595 payable in monthly installments ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010, an aggregate commitment of $4,047,439.

On October 31, 2008 the University agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008.  As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which included monthly payments due for December 2007 through August 31, 2008 of $861,131.  The $1,804,687 balance of the remaining scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages would be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment.  Without  additional payments, the remaining balance was $290,000, which the University accepted 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company has the option to repurchase the shares at market value, but not less than $0.068 per share.

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

Should the Company fail to report revenue or fail to timely pay any of the quarterly amounts owed above, the University immediately and without notice or opportunity to cure, may terminate any or all existing agreements between the parties, including but not limited to, the Exclusive License Agreement, the Facilities/Resources Use Agreement, and the SRAs.  The termination of the license agreement with the University would forfeit the Company’s rights to any or all intellectual property licensed to it under the terminated license.

During the periods ended March 31, 2010 and 2009, the Company charged operations $14,141 and $24,814, respectively, pursuant to the SRA.  At March 31, 2010, the Company owed the University $5,626 in aggregate monthly payments and $525,481 on the arrearages under the revised payment terms.

Note 4 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had  a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company received $10,278 and $-0- from the grant during the periods ended March 31, 2010 and 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on April 30, 2010. Funding beyond April 30, 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

 Note 5 – Debentures Payable

Debentures payable consist of the following:

	March 31, 2010	December 31, 2009
Senior Convertible Debentures:
6.25% Debenture due 2010	$463,558	$463,558
4.75% Debenture due 2011	91,968	93,168
10.0% Debenture due 2010	100,703	100,703
Total Debentures	656,229	657,429
Less - Current Maturities	(564,261)	(564,261)
Long-term Debentures	$91,968	$93,168)

6.25% Convertible Debenture due 2010

On November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 to Golden State (the “Debenture”).  Pursuant to the terms of the Debenture, Golden State may, at its election, convert all or a part of the Debenture into shares of the Company’s common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State’s election to convert, subject to adjustment as provided in the Debenture.  In addition, pursuant to the terms of the Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Debenture.  The Company filed a registration statement covering the shares to be issued upon conversion of the Debenture.  Included in the registration statement were 2.25 million shares issuable upon conversion of  the balance of a previous Golden State debenture and 4.25 million shares issuable on this Debenture based on 2007 market prices and assuming full conversion of the convertible debentures.  The registration statement became effective on January 4, 2008.

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of March 31, 2010, Golden State has funded an aggregate of $871,213 on the Second Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement.  At various dates during 2008, $292,611 of the Debenture was converted into 3,651,337 shares of common stock at prices ranging from $0.05 to $0.14 based on the formula in the convertible debenture.  At various dates during 2009, $115,043, of the Debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture. There was no debenture conversions during the three- month period ended March 31, 2010.  Shares remaining in escrow and reported as outstanding at March 31, 2010 total 4,310,449.

The conversion price for the $1.25 million Debenture is the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion.  If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $0.75, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share.  The trading price was at $0.21 or lower on several occasions during and subsequent to the period ended March 31, 2010. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (See Note 10 -Subsequent Events)

4.75% Convertible Debenture due 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.   Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion.  During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants.  During 2009 Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009.  During 2010, Golden State converted $1,200 of the $100,000 debenture into 35,201,188 shares of common stock, exercised warrants to purchase 12,000 shares of common stock at $10.90 per share and advanced $150,000 against future exercises of warrants of which $130,800 was applied to the exercise of warrants leaving $67,711 of unapplied advances at March 31, 2010.

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

Newton, O’Connor, Turner & Ketchum 10% convertible debenture due March 31, 2010

On May 22, 2009, the Company issued to Newton, O’Connor, Turner & Ketchum, a professional corporation (“NOTK”) and the legal counsel to the Company through 2008, a 10% convertible debenture in a principal amount of $100,703, due September 30, 2009, and warrants to purchase 4,378,394 shares of the common stock at an exercise price of $0.09 per share through September 30, 2010 and an exercise price of $0.18 per share through September 30, 2014.  The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2008. The debenture and the warrants were issued in settlement of the indebtedness.  The debentures and warrants were recorded at their pro rata fair values in relation to the proceeds received.  The warrants were valued at $13,504. The difference between the pro rata fair value and face value of the debenture was charged to operations in 2009.

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

On March 1, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the due date of their 10% debenture to March 31, 2010 in consideration for one million (1,000,000) shares of common stock.  The shares, which are yet to be issued, will be valued at 50% of the average of the previous five day closing price on March 1, 2010, which was $0.003 per share totaling $3,000.

Note 6 – Common Stock and Paid-In Capital

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

As of March 31, 2009, there are warrants outstanding to purchase 257,839 shares of common stock at a price of $.25 per share from September 30, 2009 through August 31, 2010, warrants outstanding to purchase 500,000 shares of common stock at a price of $.10 per share through various dates in March and April 2010; $.15 per share through various dates in March and April 2011; or $.20 per share that expire on various dates in March and April 2012, warrants to purchase 16,666,666 shares of its common stock at a price of $.10 per share from closing for a period of twelve months; $.25 per share for the second subsequent twelve months and; $0.50 per share for the third subsequent twelve months and, warrants to purchase 4,378,394 shares of common stock at a price of $0.09 per share through September 30, 2010 and $0.18 per share that expire on September 30, 2014.  Additionally, Golden State has warrants outstanding to purchase 919,683 shares of common stock at a price of $10.90 per share which expire November 2, 2011.

Common stock issued for services

During the three month periods ended March 31, 2010 and 2009 shares of common stock totaling 25,849,318 and 6,857,790 respectively were issued for consulting services for which the Company recognized $72,050 and $149,258 of expense respectively.  Additionally, shares totaling 21,452,387 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $98,709.

Options granted

The following summary reflects warrant and option activity for the period ended March 31, 2010

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2009	21,802,900	931,683	13,536,540
Granted		-	-
Exercised		(12,000)	-
Cancelled	-	-	-
Outstanding March 31, 2010	21,802,900	919,683	13,536,540

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

Note 7 – Office Lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At March 31, 2010, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2010	$20,749
2011	$11,575
Total	$32,324

Note 8 – Incentive Stock Plan

In September 2009 the Company established the 3DIcon Corporation 2009 Incentive Stock Plan (the "2009 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2009 Plan shall not exceed 50,737,115 shares.  The shares are included in a registration statement filed September 23, 2009.  Shares totaling 36,315,103 were issued from the Plan during the year ended December 31, 2009 for services rendered to the Company.  Shares totaling 14,422,022 were issued from the amended 2009 Plan during the period ended March 31, 2010 for services rendered to the Company. There are currently no shares available for issuance under the 2009 Plan.

In February the Company established the 3DIcon Corporation 2010 Incentive Stock Plan (the "2010 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 Plan shall not exceed seventy-five million (75,000,000) shares. The shares are included in a registration statement filed February 26, 2010. Shares totaling 31,379,693 were issued from the 2010 Plan during the period ended March 31, 2010 for services rendered and to satisfy accounts payable to the Company. There are currently 43,620,307 shares available for issuance under the 2010 Plan.

Note 9 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005 through 2008. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the periods ended March 31, 2010 and 2009, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $3,565 and $17,863 respectively.

Martin Keating, the Chairman and major shareholder, has advanced the company $13,000 and is owed an additional $13,958 in unreimbursed business expenses at March 31, 2010.  Currently there are no specific terms for repayment.  Additionally Mr. Keating and his wife, an employee of the Company are due accured salaries totaling $262,500.

Note 10 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended March 31, 2010 and subsequent to March 31, 2010.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to March 31, 2010 Golden State converted $500 of the 4.75% convertible debenture into 13,090,238 shares of common stock at $0.0002 per share and exercised 5,000 warrants at $10.90 per share for $54,500 under the terms of the securities purchase agreements.

Common stock and paid in capital

Concordia was issued 5,727,273 shares of common stock in payment of $15,750 for April services under the consulting agreement.  Additionally common shares totaling 15,200,348 were issued to vendors in payment of $39,663 for services.

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

The research team at the University and our Chief Technology Officer have been working to integrate open source image capture applications as well as to establish 3D image capture systems.

We continue to build intellectual property through our staff and the University, to which 3DIcon has exclusive rights and engage in product research and development both directly related to the display as well as by-product technologies.

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company received $35,139 from the grant during 2009 and $10,278 during the first quarter of 2010.  We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on April 30, 2010. Funding beyond April 30, 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

Current Activities and Operations

Currently the Company is pursuing the research and development of volumetric 3-D display technology through the Sponsored Research Agreement (“SRA”) with the University and with Dr. Hakki Refai, the former chief researcher at the University, who joined the Company as our Chief Technology Officer in October 2008.  Our efforts are focused on multiple technological approaches, two of which are being further developed into proof-of-concept demonstration systems:

Static Volume Display Technology: Also known as CSpace®™, 3DIcon has produced the first non-mechanical, 360-degree, multi-view, high-resolution volumetric display. A prototype was demonstrated during September 2008, when a 3D image was created within a proprietary volumetric media (also called projection space or image matrix). This technology incorporates existing and rapidly evolving image projection technologies, such as DLP®/DMD technology from Texas Instruments, allowing 3DIcon to pursue full-color, full-motion 3D visualization, in harmony with 3DIcon’s vision for product development.

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

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing	Granted U.S. Patent	European Pending Patent-Date of Filing	Japanese Pending Patent-Date of Filing
Swept Volume Display	Swept Volume Display	Filed by OU in September 2006

Colorful Translation Light Surface 3D Display	Light Surface Display for	Filed by OU in April 2007		April 2007	April 2007

Colorful Translation 3D Volumetric Display	Rendering Three-Dimensional

3D Light Surface Display	Image (Combined)

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display	Filed by OU in April 2007	May 2009
for Rendering Three-Dimensional
Image (Combined)

Computer System Interaction with DMD	Computer System Interaction with DMD	Filed by OU in January 2008

Virtual Moving Screen for Rendering Three Dimensional Image	Virtual moving screen for rendering a three-dimensional image	Filed by OU in January 2008

Optically Controlled Light Emitting…and System for Optically Written 2D and 3D Displays	Utility Patent Application to be filed	Filed by 3DIcon in April 2008

Further, we are taking steps to explore areas that may be related to assist in the protection of intellectual property assets. In addition, we have begun the process of applying for trademarks related to our 3D technologies.

Our research and development objectives for the 2010 calendar year are as follows. The work will mainly be done by 3DIcon and researchers, faculty and selected graduate or doctoral level students at the University with oversight by 3DIcon personnel:

I. Static Volumetric Display (CSpace®™)

•	Continue work on development of blue and red up-conversion materials.
•	Synthesize near-transparent projection media suitable for dispersion of display materials.
•
Investigate the use of additional technologies for development of image space that enhance the commercialization of the technology. Dr. Hakki Refai has begun collaboration with parties outside of the University to explore alternate material development strategies.

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
•

III. New 3D Technologies

•	Continue to pursue new 3D opportunities across a broad technological spectrum, with the ultimate goal of the creation of a “free space” 3D display (i.e., one without a visible containment vessel).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenue

The Company received $10,278 from the OCAST grant during the three months ended March 31, 2010.

We have launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.   There were no sales of PixelPrecision™ during the three months ended March 31, 2010 or 2009.

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

Research and Development Expenses

Research and development expenses were $73,969 for the three months ended March 31, 2010, as compared to $108,902 for the three months ended March 31, 2009.  The decrease was a result of the SRA being converted to a cost reimbursable basis effective September 1, 2008 under the terms of the revised SRA agreement that was signed October 31, 2008. Additionally, on October 1, 2008, we employed Dr. Hakki Refai as Chief Technology Officer.

General and Administrative Expenses

Our general and administrative expenses were $233,455 for the three months ended March 31, 2010 as compared to $373,235 for the three months ended March 31, 2009.  The decrease was mainly due to the termination of consultant contracts in February 2009 ($10,000), the resignation of the previous President of the Company in March 2009 ($65,000), the reduction in the current compensation of our current President ($25,000), a reduction is legal services performed ($15,000), a reduction in patent expenses ($11,000), and a reduction in travel and lodging of approximately $2,000 in 2009.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $20,691 as compared to $20,601 for the three months ended March 31, 2009, respectively. The change in interest expense resulted from decreases in the amounts outstanding on our convertible debentures and increased finance charges on accounts payable outstanding during the periods.

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

We had net cash of $38,259 at March 31, 2010.

We had negative working capital of $1,756,332 at March 31, 2010.

During the three months ended March 31, 2010, we used $112,859 of cash for operating activities, an  increase of $42,089 or 59% compared to the three months ended March 31, 2009. The increase in the use of cash for operating activities was a result of a reduction in the stock issued for services.

We did not use cash in investing activities during the three months ended March 31, 2010 and 2009.

Cash provided by financing activities during the three months ended March 31, 2010 was $150,000, an increase of $103,200 or 221% compared to the three months ended March 31, 2009.  The increase was the result of the increased debenture conversions and related warrant exercise in 2010.

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

Pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to tentimes the amount of principal converted.  The warrants are exercisable at $10.90 per share.  Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  During the three months ended March 31, 2010, Golden State converted $1,200 of the $100,000 debenture into 35,201,188 shares of common stock, exercised warrants to purchase 12,000 shares of common stock at $10.90 per share and advanced $150,000 against future exercises of warrants of which $130,800 was applied to the exercise of warrants leaving $67,711 of unapplied advances at March 31, 2010.

On November 19, 2008, we received a research grant from OCAST titled the "800 Million Voxels Volumetric Display."  The two-year matching grant totals $299,932.  The award is for a maximum of $149,940 for the calendar year 2009 and the remainder for calendar year 2010.  Funding of the 2009 amount is contingent upon the Company providing matching funds for the first year’s research and submission of all required documentation to OCAST.  We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on April 30, 2010.  We received $10,278 in funding during the period ended March 31, 2010.  Funding beyond 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

The Company was unable to meets it monthly payment obligations under the SRA and received notification from the University that they were in default.  A new payment schedule was negotiated.   Failure of the Company to meet its payment obligations under the new payments schedule could result in the termination of the SRA, termination of the related projects and termination of any outstanding license agreements under the SRA.

On October 31, 2008 the University agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which includes monthly payments due for December 2007 through August 31, 2008 of $861,131.  The $1,804,687 balance of the remaining scheduled payment obligation was cancelled.  Under the terms of the revised base payments schedule, the arrearages would be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000.  In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess $120,000 plus the base monthly payment.  In the event funding does not provide for any additional payments, the remaining balance would be $290,000, which the University agreed to accept 4,264,707 shares of the Company’s common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009.  The Company has the option to repurchase the shares at market value, but not less than $0.068 per share.

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

Significant Accounting Policies

Research and Development Costs

Accounting Standards Codification (“ACS”) No. 730, “Research and Development,” requires that all research and development costs be expensed as incurred. Until we have developed a commercial product, all costs incurred in connection with the Sponsored Research Agreement with the University of Oklahoma, as well as all other research and development costs incurred, will be expensed. After a commercial product has been developed, we will report costs incurred in producing products for sale as assets, but we will continue to expense costs incurred for further product research and development activities.

Stock-Based Compensation

Since its inception 3DIcon has used its common stock or warrants to purchase its common stock as a means of compensating our employees and consultants. ACS No. 718 “Compensation- Stock Compensation” requires us to estimate the value of securities used for compensation and to charge such amounts to expense over the periods benefited.

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

 Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the three months ended March 31, 2010.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

During the three months ended March 31, 2010, Golden State converted $1,200 of the $100,000 debenture into 35,201,188 shares of common stock, exercised warrants to purchase 12,000 shares of common stock at $10.90 per share and advanced $150,000 against future exercises of warrants of which $130,800 was applied to the exercise of warrants leaving $67,711 of unapplied advances at March 31, 2010. During the three months ended March 31, 2010,

Common stock and paid in capital

Concordia was issued 17,849,318 shares of common stock in payment of $47,250 for 2010 services and 4,701,492 shares for December 2009 services under the consulting agreement.  Our Chief Technology Officer was issued 1,500,000 shares of common stock in payment of $30,000 accrued salary.  Additionally common shares totaling 13,000,000 were issued to vendors in payment of $34,450 for services.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Dr. Hakki Refai, the Chief Technology Officer of the Company, was issued 1,500,000 shares of common stock in payment of compensation earned by Dr. Refai during 2009. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED.

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

3DICON CORPORATION

/s/ Martin Keating
May 17, 2010	Martin Keating
Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)