Form 10-Q
period 2010-06-30
3DICON CORP
filed 2010-08-16
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐   No ☒

As of August 16, 2010, the issuer had 563,683,880 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	4

Statements of Operations for the three and six months ended June 30, 2010 and 2009 and period from inception (January 1, 2001) to June 30, 2010 (Unaudited)	5

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to June 30, 2010 (Unaudited)	6

Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and period from inception (January 1, 2001) to June 30, 2010 (Unaudited)	7

Notes to Financial Statements, June 30, 2010 (Unaudited)	8

3DIcon CORPORATION
(A Development Stage Company)

BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current assets:
Cash	$1,557	$1,118
Accounts receivable	21,087	-
Prepaid expenses	32,317	11,304

Total current assets	54,961	12,422

Net Property and equipment, net	15,541	18,624

Debt issue costs, net	-	16,706

Deposits-other	17,315	17,315

Total Assets	$87,817	$65,067

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$564,261	$564,261
Warrant exercise advances	19,126	48,511
Accounts payable	818,703	844,530
Accrued salaries	398,566	279,603
Accrued interest on debentures	37,023	16,151
Advance due officer	13,000	11,000

Total current liabilities	1,850,679	1,764,056

Convertible debentures payable, less current maturities	91,043	93,168

Total liabilities	1,941,722	1,857,224

Stockholders' deficiency:
Common stock $.0002 par, 750,000,000 shares authorized; 503,930,956 and 343,690,812 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	100,786	68,738
Additional paid-in capital	11,483,000	10,716,019
Deficit accumulated during development stage	(13,437,691)	(12,576,914)

Total stockholders' deficiency	(1,853,905)	(1,792,157)

Total Liabilities and Stockholders' Deficiency	$87,817	$65,067

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009 and Period
From Inception (January 1, 2001) to June 30, 2010
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Inception to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Income:
License fee	$-	$-	$-	$-	$25,000
Sales	4,300	6,500	4,300	6,500	32,400
Grant income	18,487	18,975	28,765	18,975	63,904

Total income	22,787	25,475	33,065	25,475	121,304

Expenses:
Research and development	246,090	70,044	320,059	178,946	3,096,702
General and administrative	303,029	241,382	536,485	614,616	10,103,309
Interest	16,607	20,835	37,298	41,437	358,984

Total expenses	565,726	332,261	893,8429	834,999	13,558,995

Net loss	$(542,939)	$(306,786)	$(860,777)	$(809,524)	$(13,437,691)

Loss per share:
Basic and diluted	$(0.001)	$(0.002)	$(0.002)	$(0.005)

Weighted average shares outstanding, Basic and diluted	466,963,229	193,820,151	426,166,215	178,711,726

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from Inception (January 1, 2001) to June 30, 2010

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Adjustment to accrue compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Adjustment to record compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Adjustment to record compensation earned but not recorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional Founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stock issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)
Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stock issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)
Warrants exercised	21,250	4	231,621	-	231,625
Debentures converted	67,766,343	13,553	(11,428)	-	2,125
Stock issued for accounts payable	44,452,387	8,891	150,250	-	159,141
Stock issued for services	48,000,164	9,600	103,425	-	113,025
Options issued for services	-	-	293,113		293,113
Net loss for the period	-	-	-	(860,777)	(860,777)
Balance, June 30, 2010 (unaudited)	503,930,956	$100,786	$11,483,000	$(13,437,691)	$(1,853,905)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009 and Period
From Inception (January 1, 2001) to June 30, 2010
(Unaudited)

	Six Months	Six Months	Inception to
	Ended	Ended	June 30,
	June 30, 2010	June 30, 2009	2010
Cash Flows From Operating Activities
Net loss	$(860,777)	$(809,524)	$(13,437,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	293,113	-	2,221,978
Stock issued for services	113,025	281,979	1,762,930
Stock issued for interest	-	-	81,660
Depreciation	3,083	3,971	17,879
Amortization of deferred debt issue costs	16,706	20,136	170,414
Asset impairments	-	-	298,063
Change in:
Accounts receivable	(21,087)	-	(21,087
Prepaid expenses and other assets	(21,013)	(16,800)	(283,032)
Accounts payable and accrued liabilities	275,149	328,567	1,879,796

Net cash used in operating activities	(201,801)	(191,671)	(7,309,090)

Cash Flows From Investing Activities:
Purchase of office furniture and equipment	-	-	(39,281)

Class Flows from Financing Activities:
Proceeds from stock and warrant sales and exercise of warrants	202,240	241,821	3,441,205
Proceeds from issuance of debentures	-	-	3,908,713

Net cash provided by financing activities	202,240	241,821	7,349,918

Net increase in cash	439	50,150	1,547
Cash, beginning of period	1,118	48,400	10

Cash, end of period	$1,557	$98,550	$1,557

Supplemental disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock	$13,553	$474,930	$3,288,496
Cash paid for interest	$-	$15,433	$232,326
Stock issued in satisfaction of payables	$159,141	$303,505	$583,507

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2010 and 2009 and period
From Inception (January 1, 2001) to June 30, 2010
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's yearend audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2010, and the statements of its operations for the three and six months ended June 30, 2010, 2009 and the period from inception (January 1, 2001) to June 30, 2010, and cash flows for the six-month periods ended June 30, 2010 and 2009, and the period from inception (January 1, 2001) to June 30, 2010, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $13,437,691 for the period from inception (January 1, 2001) to June 30, 2010, and a net loss of $1,566,835 for the year ended December 31, 2009.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of June 30, 2010 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $3,924,000 in funding from Golden State as a result of warrant exercises during the year ended December 31, 2010.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $236,096 of grant funds to be provided during 2010 and 2011.  (see Note 4)

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

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

On February 23, 2007 the Company entered into a SRA with the University (“Phase III”) which expired March 31, 2010.  Under this agreement the University conducted a research project entitled “3-Dimensional Display Development” that seeks to make significant progress in the development of 3-dimensional display technologies.  The Company agreed to pay the University $3,468,595 payable in monthly installments ranging from $92,263 to $112,777 beginning April 30, 2007 and ending March 31, 2010.

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

On February 19, 2010 The University agreed to modify the repayment plan to retire the outstanding debt of $525,481. Under the terms of the modified repayment plan the Company agreed to make payments to the University, not less than quarterly, in an amount equal to 22.5% of any funding received by the Company. Eligible funding shall include all revenues, investments in the Company, funding from current sources or other funding, provided, however, that grants or other similar funding with specific allocation to designated research and development projects shall be excluded from such calculation. The quarterly payments shall be made within thirty (30) days of the end of each calendar quarter. The first quarterly payment was due to the University on April 30, 2010. The Company shall provide its financial statements to the University upon completion and submission to the SEC at the end of each quarter. These repayment terms shall remain in effect until the outstanding debt is retired. The University has the right at its sole discretion to request an independent audit of the Company’s financial statement the cost of which shall be borne solely by the Company.

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

During the periods ended June 30, 2010 and 2009, the Company charged operations $26,043 and $42,240, respectively, pursuant to the SRA.  At June 30, 2010, the Company owed the University $7,934 in aggregate monthly payments and $485,649 on the arrearages under the revised payment terms.

Note 4 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company received $28,765 and $18,975 from the grant during the periods ended June 30, 2010 and 2009, and $63,904 period to date.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on August 31, 2010. Funding beyond August 31, 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

Note 5 – Debentures Payable

Debentures payable consist of the following:

	June 30, 2010	December 31, 2009
Senior Convertible Debentures:
6.25% Debenture due 2010	$463,558	$463,558
4.75% Debenture due 2011	91,043	93,168
10.0% Debenture due 2010	100,703	100,703
Total Debentures	655,304	657,429
Less - Current Maturities	(564,261)	(564,261)
Long-term Debentures	$91,043	$93,168

6.25% Convertible Debenture due October 24, 2010

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

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of June 30, 2010, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement.  At various dates during 2008, $292,611 of the Debenture was converted into 3,651,337 shares of common stock at prices ranging from $0.05 to $0.14 based on the formula in the convertible debenture.  At various dates during 2009, $115,043, of the Debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture. There was no debenture conversions during the six- month period ended June 30, 2010.  Shares remaining in escrow and reported as outstanding at June 30, 2010 total 4,310,449.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share.  The trading price was at $0.21 or lower on several occasions during and subsequent to the period ended June 30, 2010. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (See Note 10 -Subsequent Events)

4.75% Convertible Debenture due November 3, 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.   Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion.  During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants.  During 2009 Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009.  During 2010, Golden State converted $2,125 of the $100,000 debenture into 67,766,343 shares of common stock, exercised warrants to purchase 21,250 shares of common stock at $10.90 per share and advanced $202,240 against future exercises of warrants of which $231,625 was applied to the exercise of warrants leaving $19,126 of unapplied advances at June 30, 2010.

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

Newton, O’Connor, Turner & Ketchum 10% convertible debenture due September 30, 2010

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

On June 30, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the March 31, 2010 due date of their 10% debenture to September 30, 2010 in consideration for two million five hundred thousand (2,500,000) shares of common stock.  The shares, which were issued subsequent to June 30, 2010, will be valued at 50% of the average of the previous five day closing price on March 1, 2010, which was $0.003 per share totaling $7,500.

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

The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 178% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 1.38% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrants of five years is based on historical exercise behavior and expected future experience.

As of June 30, 2010, there are warrants outstanding to purchase 257,839 shares of common stock at a price of $.25 per share from September 30, 2009 through August 31, 2010, warrants outstanding to purchase 500,000 shares of common stock at a price of $.10 per share through various dates in March and April 2010; $.15 per share through various dates in March and April 2011; or $.20 per share that expire on various dates in March and April 2012, warrants to purchase 16,666,666 shares of its common stock at a price of $.10 per share through November 2010; $.25 per share through November 2011 and; $0.50 per share through November 2012 and, warrants to purchase 4,378,394 shares of common stock at a price of $0.09 per share through September 30, 2010 and $0.18 per share that expire on September 30, 2014.  Additionally, Golden State has warrants outstanding to purchase 910,433 shares of common stock at a price of $10.90 per share which expire November 2, 2011.

Options granted

Under the terms of an employment agreement dated July 28, 2008 with Dr. Hakki Refai (the “Employment Agreement”) pursuant to which Dr. Refai agreed to serve as the Chief Technology Officer of the Company, Dr. Refai was granted 5,000,000 incentive stock options with a term of 10 years and an exercise price of $0.085 per share which would vest over a period of time based upon certain technical achievements, product deliverables and milestones as provided in the Employment Agreement.  On May 11, 2010 the Board of Directors of the Company agreed to immediately vest the options.  The total value of the options was $268,979 of which $100,867 was charged to operations in 2008.  The remaining value of $168,112 was charged to operations in the second quarter of 2010.

The estimated fair market value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 95.50% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience. (See also, Note 10)

The following summary reflects warrant and option activity for the period ended June 30, 2010:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2009	21,802,900	931,683	13,536,540
Granted	-	-	-
Exercised	-	(21,250)	-
Cancelled	-	-	-
Outstanding June 30, 2010	21,802,900	910,433	13,536,540

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

Common stock issued for services

During the six- month periods ended June 30, 2010 and 2009 shares of common stock totaling 48,000,164 and 22,268,673 respectively were issued for consulting services for which the Company recognized $113,025 and $281,979 of expense respectively.  Additionally, shares totaling 44,452,387 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $159,141.

Note 7 – Office Lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At June 30, 2010, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2010	$13,888
2011	$11,575
Total	$25,463

Note 8 – Incentive Stock Plan

In September 2009 the Company established the 3DIcon Corporation 2009 Incentive Stock Plan (the "2009 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2009 Plan shall not exceed 50,737,115 shares.  The shares are included in a registration statement filed September 23, 2009.  Shares totaling 36,315,103 were issued from the Plan during the year ended December 31, 2009 for services rendered to the Company.  Shares totaling 14,422,022 were issued from the amended 2009 Plan during the period ended June 30, 2010 for services rendered to the Company. There are currently no shares available for issuance under the 2009 Plan.

In February 2010 the Company established the 3DIcon Corporation 2010 Incentive Stock Plan (the "2010 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 Plan shall not exceed seventy-five million (75,000,000) shares. The shares are included in a registration statement filed February 26, 2010. Shares totaling 73,030,539 were issued from the 2010 Plan during the period ended June 30, 2010 for services rendered and to satisfy accounts payable to the Company. There are currently 1,969,461 shares available for issuance under the 2010 Plan.

In June 2010 the Company established the 3DIcon Corporation 2010 Equity Incentive Stock Plan (the "2010 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 EIP shall not exceed sixty million (60,000,000) shares. The shares are included in a registration statement filed June 24, 2010. There are currently 60,000,000 shares available for issuance under the 2010 EIP.

Note 9 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005 and through 2008. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended June 30, 2010 and 2009, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $7,568 and $26,030 respectively.

Martin Keating, the Chairman and major shareholder, has advanced the company $13,000 and is owed an additional $15,301 in unreimbursed business expenses at June 30, 2010.  Currently there are no specific terms for repayment.  Additionally Mr. Keating and his wife, an employee of the Company are due accrued salaries totaling $315,000.

Note 10 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended June 30, 2010 and subsequent to June 30, 2010.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to June 30, 2010 Golden State converted $425 of the 4.75% convertible debenture into 19,994,642 shares of common stock at $0.0002 per share and exercised 4,255 warrants at $10.90 per share for $46,380, and converted $17,061 of accrued interest due on the convertible debenture and $2,939 of the 6.25% convertible debenture into 7,142,857 common shares at $0.0028 per share under the terms of the securities purchase agreements.

Common stock and paid in capital

Concordia was issued 9,905,660 shares of common stock in payment of $15,750 for July services under the consulting agreement.  Additionally common shares totaling 20,205,510 were issued to employees in payment of $45,000 for services.

Newton, O’Connor, Turner & Ketchum was issued shares totaling 2,500,000 in consideration of extending the due date of the 10% convertible debenture due March 31, 2010 to September 30, 2010.

On July 1, 2010, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $100,000 for each of the three non-employee Board members; using standard evaluation methods.  The Board granted options to purchase an aggregate of 57,529,455 shares to its three non-employee Board members; the exercise price for each option is $0.005 per share. The options expire at the end of ten years. The $250,000 compensation (one Board member received one-half the amount due to his resignation in mid-year) is for services of the Board during the period ending December 31, 2010 and is deemed fully vested on the date of the grant. Operations were charged with $125,000 for the period ended June 30, 2010 and $62,500 will be charged to operations in the quarters ending September 30, 2010 and December 31, 2010.

The estimated fair market value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 133.46% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 1.43% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company received $18,975 from the grant during 2009 and $28,765 during the first six months of 2010.  We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on August 31, 2010. Funding beyond August 31, 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Revenue

The Company received $18,487 from the OCAST grant during the three months ended June 30, 2010.

We have launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.   There were $4,300 and $6,500 in sales of PixelPrecision™ during the three months ended June 30, 2010 and 2009.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems.  We expect that the revenue from this product to contribute to the operating expenses (general and administrative, research and development, interest) but do not expect the revenue generated to cover the operating expenses.

Research and Development Expenses

Research and development expenses were $246,090 for the three months ended June 30, 2010, as compared to $70,044 for the three months ended June 30, 2009.   The increase was a result of the cost of vesting of options to the Director of Technology, the SRA direct cost increasing and contracting with outside lab services regarding the development of the 3-D images.

General and Administrative Expenses

Our general and administrative expenses were $303,029 for the three months ended June 30, 2010 as compared to $241,382 for the three months ended June 30, 2009.  The increase was mainly due to the accrual of directors’ options in the amount of $125,000 and decreases in various other administrative expenses.

Interest Expense

Interest expense for the three months ended June 30, 2010 was $16,607 as compared to $20,835 for the three months ended June 30, 2009, respectively. The change in interest expense resulted from decreases in the amounts outstanding on our convertible debentures and increased finance charges on accounts payable outstanding during the periods.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Revenue

The Company received $28,765 from the OCAST grant during the six months ended June 30, 2010 as compared to $18,975 for the six months ended June 30, 2009.  The increase was due to additional expenditures under the grant.

We have launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.   There were sales of $4,300 of PixelPrecision™ during the six months ended June 30, 2010 as compared to $6,500 for the six months ended June 30, 2009.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems.  We expect that the revenue from this product to contribute to the operating expenses (general and administrative, research and development, interest) but do not expect the revenue generated to cover the operating expenses.

Research and Development Expenses

Research and development expenses were $320,059 for the six months ended June 30, 2010, as compared to $178,946 for the six months ended June 30, 2009.   The increase was a result of the cost of vesting of options to the Director of Technology.

General and Administrative Expenses

Our general and administrative expenses were $536,485 for the six months ended June 30, 2010 as compared to $614,616 for the six months ended June 30, 2009.  The decrease was mainly due to the cancelation of consultant contract and a reduction of legal fees incurred.

Interest Expense

Interest expense for the six months ended June 30, 2010 was $37,298 as compared to $41,437 for the six months ended June 30, 2009, respectively. The change in interest expense resulted from decreases in the amounts outstanding on our convertible debentures and increased finance charges on accounts payable outstanding during the periods.

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

We had net cash of $1,557 at June 30, 2010.

We had negative working capital of $1,795,718 at June 30, 2010.

During the six months ended June 30, 2010, we used $201,801 of cash for operating activities, an increase of $10,130 or 5% compared to the six months ended June 30, 2009. The increase in the use of cash for operating activities was a result of a reduction in the accounts payable.

We did not use cash in investing activities during the six months ended June 30, 2010 and 2009.

Cash provided by financing activities during the six months ended June 30, 2010 was $202,240 a decrease of $39,581 or16% compared to the six months ended June 30, 2009.  The decrease was the result of the decreased debenture conversions and related warrant exercise in 2010.

We expect to fund the ongoing operations through the existing financing in place and the OCAST grant (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company. As a result of our stock price being around the 52 week low mark and trending downward, our ability to raise cash is currently restricted.

Pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to ten times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  During the six months ended June 30, 2010, Golden State converted $2,125 of the $100,000 debenture into 67,766,343 shares of common stock, exercised warrants to purchase 21,250 shares of common stock at $10.90 per share and advanced $202,240 against future exercises of warrants of which $231,625 was applied to the exercise of warrants leaving $19,126 of unapplied advances at June 30, 2010.

On November 19, 2008, we received a research grant from OCAST titled the "800 Million Voxels Volumetric Display."  The two-year matching grant totals $299,932.  The award is for a maximum of $149,940 for the calendar year 2009 and the remainder for calendar year 2010.  Funding of the 2009 amount is contingent upon the Company providing matching funds for the first year’s research and submission of all required documentation to OCAST.  We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on August 31, 2010.  We received $28,765 in funding during the period ended June 30, 2010.  Funding beyond 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

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

The Company was unable to meet the revised payment schedule and on May 18, 2009 the University agreed to revise the payment terms.  Under the terms of the revised base payments schedule, the arrearages scheduled to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 were deferred to a monthly payment schedule of July 2009 through February 2010.  On February 19, 2010 the University agreed to modify the repayment plan to retire the outstanding debt of $525,481.  Under the terms of the modified repayment plan the Company agreed to make payments to the University, not less than quarterly, in an amount equal to 22.5% of any funding received by the Company.  Eligible funding shall include all revenues, investments in the Company, funding from current sources or other funding, provided, however, that grants or other similar funding with specific allocation to designated research and development projects shall be excluded from such calculation. The quarterly payments shall be made within thirty (30) days of the end of each calendar quarter.  The first quarterly payment was due to the University on April 30, 2010 and was paid May 19, 2010.  The Company shall provide its financial statements to the University upon completion and submission to the SEC at the end of each quarter. These repayment terms shall remain in effect until the outstanding debt is retired. The University has the right at its sole discretion to request an independent audit of the Company’s financial statements the cost of which shall be borne solely by the Company.

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

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the six months ended June 30, 2010.  On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

During the six months ended June 30, 2010, Golden State converted $2,125 of the $100,000 debenture into 67,766,343 shares of common stock, exercised warrants to purchase 21,250 shares of common stock at $10.90 per share and advanced $202,240 against future exercises of warrants of which $231,625 was applied to the exercise of warrants leaving $19,126 of unapplied advances at June 30, 2010.

Common stock and paid-in-capital

During the six- month periods ended June 30, 2010 and 2009 shares of common stock totaling 48,000,164 and 22,268,673 respectively were issued for consulting services for which the Company recognized $113,025 and $281,979 of expense respectively.  Additionally, shares totaling 44,452,387 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $159,141.
.

Under the terms of an employment agreement dated July 28, 2008 with Dr. Hakki Refai (the “Employment Agreement”) pursuant to which Dr. Refai agreed to serve as the Chief Technology Officer of the Company, Dr. Refai was granted 5,000,000 incentive stock options with a term of 10 years and an exercise price of $0.085 per share which would vest over a period of time based upon certain technical achievements, product deliverables and milestones as provided in the Employment Agreement.  On May 11, 2010 the Board of Directors of the Company agreed to immediately vest the options.  The total value of the options was $268,979 of which $100,867 was charged to operations in 2008.  The remaining value of $168,112 was charged to operations in the second quarter of 2010.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended June 30, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Newton, O’Connor, Turner & Ketchum, our legal counsel through 2008, was issued 2,500,000 shares of common stock in consideration of extending their 10% convertible due date from December 31, 2009 to September 30, 2010.

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

3DICON CORPORATION
/s/ Martin Keating
August 16, 2010	Martin Keating
Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)