Form 10-Q
period 2010-09-30
3DICON CORP
filed 2010-11-15
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, the issuer had 686,747,383 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	4

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and period from inception (January 1, 2001) to Septembers 30, 2010 (Unaudited)	5

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to September 30, 2010 (Unaudited)	6

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and period from inception (January 1, 2001) to September 30, 2010 (Unaudited)	7

Notes to Financial Statements, September 30, 2010 (Unaudited)	8

3DIcon CORPORATION
(A Development Stage Company)

BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current assets:
Cash	$2,416	$1,118
Accounts receivable	2,600	-
Prepaid expenses	41,259	11,304

Total current assets	46,275	12,422

Net Property and equipment, net	14,000	18,624

Debt issue costs, net	-	16,706

Deposits-other	17,315	17,315

Total Assets	$77,590	$65,067

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$426,323	$564,261
Warrant exercise advances	-	48,511
Accounts payable	823,002	844,530
Accrued salaries	459,914	279,603
Accrued interest on debentures	31,274	16,151
Advance due officer	13,000	11,000

Total current liabilities	1,753,513	1,764,056

Convertible debentures payable, less current maturities	90,416	93,168

Total liabilities	1,843,929	1,857,224

Stockholders' deficiency:
Common stock $.0002 par, 750,000,000 shares authorized; 645,307,673 and 343,690,812 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	129,062	68,738
Additional paid-in capital	11,874,132	10,716,019
Deficit accumulated during development stage	(13,769,533)	(12,576,914)

Total stockholders' deficiency	(1,766,339)	(1,792,157)

Total Liabilities and Stockholders' Deficiency	$77,590	$65,067

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009 and period
From Inception (January 1, 2001) to September 30, 2010
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Inception to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
Income:
Sales	$-	$4,000	$4,300	$10,500	$32,400
License fee	-	-		-	25,000
Grant income	22,908	4,428	51,672	23,403	86,811

Total income	22,908	8,428	55,972	33,903	144,211

Expenses:
Research and development	68,710	80,070	388,769	248,912	3,165,412
General and administrative	252,525	287,825	793,358	912,546	10,360,182
Interest	33,514	15,160	66,464	56,596	388,150

Total expenses	354,749	383,055	1,248,591	1,218,054	13,913,744

Net Loss	$(331,841)	$(374,627)	$(1,192,619)	$(1,184,151)	$(13,769,533)

Loss per share:
Basic and diluted	$(0.001)	$(0.002)	$(0.003)	$(0.006)

Weighted average shares outstanding, basic and diluted	615,702,636	230,510,289	476,016,326	210,358,321

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from Inception (January 1, 2001) to September 30, 2010

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Adjustment to accrue compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Adjustment to record compensation earned but not recorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Adjustment to record compensation earned but not recorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional Founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stock issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)
Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stock issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)
Warrants exercised	27,523	5	299,995	-	300,000
Stock issued for cash	5,714,286	1,143	8,857		10,000
Debentures converted	143,439,343	28,688	112,003	-	140,691
Stock issued for accounts payable	79,157,897	15,832	228,404	-	244,236
Stock issued for accrued interest	6,093,396	1,219	15,843		17,062
Stock issued for services	67,184,416	13,437	137,398	-	150,835
Options issued for services	-	-	355,613		355,613
Net loss for the period	-	-	-	(1,192,619)	(1,192,619)
Balance, September 30, 2010 (unaudited)	645,307,673	$129,062	$11,874,132	$(13,769,533)	$(1,766,339)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009 and period
From Inception (January 1, 2001) to September 30, 2010
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Inception to
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows From Operating Activities
Net loss	$(1,192,619)	$(1,184,151)	$(13,769,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	355,613	-	2,284,477
Stock issued for services	150,835	410,105	1,800,740
Stock issued for interest	17,062	-	98,722
Loss on disposal of assets	-	5,861	-
Depreciation	4,624	5,514	19,420
Amortization of debt issue costs	16,706	30,880	170,414
Asset impairments	-	-	298,063
Change in:
Accounts receivable	(2,600)	-	(2,600)
Prepaid expenses and other assets	(29,955)	(49,719)	(291,974)
Accounts payable and accrued liabilities	420,142	357,331	2,024,791

Net cash used in operating activities	(260,192)	(424,179)	(7,367,480)

Cash Flows From Investing Activities:
Purchase of office furniture and equipment	-	-	(39,281)

Class Flows from Financing Activities:
Proceeds from stock sales and exercise of warrants	261,490	438,870	3,500,454
Proceeds from issuance of debentures	-	-	3,908,713

Net cash provided by financing activities	261,490	438,870	7,409,167

Net increase (decrease) in cash	1,298	14,691	2,406
Cash, beginning of period	1,118	48,400	10

Cash, end of period	$2,416	$63,091	$2,416

Supplemental disclosures

Non-Cash Investing and Financing Activities

Conversion of liabilities and debentures to common stock	$684,927	$868,917	$3,723,695
Cash paid for interest	$-	$15,433	$323,663

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Nine months ended September 30, 2010 and 2009
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2010, and the statements of its operations for the three and nine months ended September 30, 2010, and 2009 and the period from inception (January 1, 2001) to September 30, 2010, and cash flows for the nine-month periods ended September 30, 2010 and 2009, and the period from inception (January 1, 2001) to September 30, 2010, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Grant revenue is recognized when earned.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis.  The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses. Additionally, the Company has been unable to meet its monthly payment obligations and has therefore been in default of the Sponsored Research Agreement (“SRA”) (see Note 3).  A revised payment schedule was agreed to with the University of Oklahoma (“University”) in October 2008, March 2009, August 2009 and in February 2010.  Failure of the Company to meet its revised payment obligations could result in the termination of the SRA and any outstanding license agreements under the SRA.  The University immediately and without notice or opportunity to cure, may terminate any or all existing agreements between the parties, including but not limited to, the Exclusive License Agreement, the Facilities/Resources Use Agreement, and the SRAs.  The termination of the license agreement with the University would forfeit the Company’s rights to any or all intellectual property licensed to it under the terminated license. (see Note 10 – Subsequent Events)

The Company has realized a cumulative net loss of $13,769,533 for the period from inception (January 1, 2001) to September 30, 2010, and a net loss of $1,192,619 and $1,184,151 for the nine months ended September 30, 2010 and 2009, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of September 30, 2010 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $981,000 in funding from Golden State as a result of warrant exercises during the remainder of the year ended December 31, 2010.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $213,189 of grant funds to be provided during 2010 and 2011.  (see Note 4)

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

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

At September 30, 2010, the Company owed the University $485,649 on the arrearages under the revised payment terms.  (see Note 10 – Subsequent Events)

Note 4 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company received $51,672 and $23,403 from the grant during the periods ended September 30, 2010 and 2009, and $86,811 inception to date.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ends on August 31, 2010. Funding beyond August 31, 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

Note 5 – Debentures Payable

Debentures payable consist of the following:

	September 30, 2010	December 31, 2009
Senior Convertible Debentures:
6.25% Debenture due 2010	$325,620	$463,558
4.75% Debenture due 2011	90,416	93,168
10.0% Debenture due 2010	100,703	100,703
Total Debentures	516,739	657,429
Less - Current Maturities	(426,323)	(564,261)
Long-term Debentures	$90,416	$93,168

6.25% Convertible Debenture due October 24, 2010

On November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 to Golden State (the “Debenture”).  Pursuant to the terms of the Debenture, Golden State may, at its election, convert all or a part of the Debenture into shares of the Company’s common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State’s election to convert, subject to adjustment as provided in the Debenture.  In addition, pursuant to the terms of the Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Debenture.  The Company filed a registration statement covering the shares to be issued upon conversion of the Debenture.  Included in the registration statement were 4.25 million shares issuable on the Debenture based on 2007 market prices and assuming full conversion of the convertible debenture.  The registration statement became effective on January 4, 2008.

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of September 30, 2010, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement.  At various dates during 2009, $115,043, of the Debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture.   At various dates during 2010, $137,938, of the Debenture was converted into 47,141,415 shares of common stock at prices ranging from $0.0028 to $0.003 based on the formula in the convertible debenture. Shares remaining in escrow and reported as outstanding at September 30, 2010 total 4,310,449.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share.  The trading price was at $0.21 or lower on several occasions during and subsequent to the period ended September 30, 2010. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (see Note 10 -Subsequent Events)

4.75% Convertible Debenture due November 3, 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.   Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion.  During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants.  During 2009 Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009.  During 2010, Golden State converted $2,752 of the $100,000 debenture into 96,297,928  shares of common stock, exercised warrants to purchase 27,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at September 30, 2010.

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

On June 30, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the March 31, 2010 due date of their 10% debenture to September 30, 2010 in consideration for two million five hundred thousand (2,500,000) shares of common stock.  The shares, which are restricted under SEC Section 144, were valued at 50% of the average of the previous five day closing price on March 1, 2010, which was $0.002 per share totaling $5,175.

Note 6 – Common Stock and Paid-In Capital

Pursuant to a special meeting of the stockholders held on August 21, 2009, the stockholders approved the filing of an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized shares of common stock from 250,000,000 shares, par value $0.0002, to 750,000,000 shares, par value $0.0002.

Warrants issued

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

As of September 30, 2010, there are warrants outstanding to purchase 500,000 shares of common stock at a price of $.15 per share through various dates in March and April 2011; or $.20 per share that expire on various dates in March and April 2012, warrants to purchase 16,666,666 shares of its common stock at a price of $.10 per share through November 2010; $.25 per share through November 2011 and; $0.50 per share through November 2012 and, warrants to purchase 4,378,394 shares of common stock at a price of $0.18 per share that expire on September 30, 2014.  Additionally, Golden State has warrants outstanding to purchase 904,160 shares of common stock at a price of $10.90 per share which expire November 2, 2011.

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

The estimated fair market value of the options was determined using the Black-Scholes option pricing model. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 95.50% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-the-counter Bulletin Board. The risk-free interest rate of 2.0% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience. (See also, Note 10)

On July 1, 2010, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $100,000 for each of the three non-employee Board members; using standard evaluation methods.  The Board granted options to purchase an aggregate of 57,529,455 shares to its three non-employee Board members; the exercise price for each option is $0.005 per share. The options expire at the end of ten years. The $250,000 compensation (one Board member received one-half the amount due to his resignation in mid-year) is for services of the Board during the period ending December 31, 2010 and is deemed fully vested on the date of the grant. Operations were charged with $125,000 for the period ended June 30, 2010 and $62,500 will be charged to operations in each of the quarters ending September 30, 2010 and December 31, 2010.

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

The following summary reflects warrant and option activity for the period ended September 30, 2010:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2009	21,802,900	931,683	13,536,540
Granted	-	-	57,529,455
Exercised	-	(27,523)	-
Cancelled	(257,839)	-	-
Outstanding September 30, 2010	21,545,061	904,160	71,065,995

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

Common stock issued for services

The law firm of Newton, O’Connor, Turner & Ketchum was issued shares totaling 2,500,000 in consideration of extending the due date of the 10% convertible debenture due March 31, 2010 to September 30, 2010.

During the nine- month periods ended September 30, 2010 and 2009 shares of common stock totaling 67,184,416 and 42,039,444 respectively were issued for consulting services for which the Company recognized $150,835 and $410,105 of expense respectively.  Additionally, during the period ending September 30, 2010 shares totaling 79,157,897 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $244,236.

Note 7 – Office Lease

The Company signed an Office Lease Agreement (the “Agreement”) on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At September 30, 2010, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space are as follows:

2010	$6,944
2011	$11,575
Total	$18,519

Note 8 – Incentive Stock Plan

In September 2009 the Company established the 3DIcon Corporation 2009 Incentive Stock Plan (the "2009 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2009 Plan shall not exceed 50,737,115 shares.  The shares are included in a registration statement filed September 23, 2009.  Shares totaling 36,315,103 were issued from the Plan during the year ended December 31, 2009 for services rendered to the Company.  Shares totaling 14,422,012 were issued from the amended 2009 Plan during the period ended February 28, 2010 for services rendered to the Company. There are currently no shares available for issuance under the 2009 Plan.

In February 2010 the Company established the 3DIcon Corporation 2010 Incentive Stock Plan (the "2010 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 Plan shall not exceed seventy-five million (75,000,000) shares. The shares are included in a registration statement filed February 26, 2010. Shares totaling 71,910,973 were issued from the 2010 Plan during the period ended September 30, 2010 for services rendered and to satisfy accounts payable to the Company. There are currently 3,089,027 shares available for issuance under the 2010 Plan.

In June 2010 the Company established the 3DIcon Corporation 2010 Equity Incentive Stock Plan (the "2010 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 EIP shall not exceed sixty million (60,000,000) shares.  The shares are included in a registration statement filed June 24, 2010. Shares totaling 58,509,328 were issued from the 2010 EIP during the period ended September 30, 2010 for services rendered and to satisfy accounts payable to the Company. There are currently 1,490,672 shares available for issuance under the 2010 EIP.

Note 9 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005 and through 2008. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended September 30, 2010 and 2009, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $21,551 and $33,701 respectively.

Martin Keating, the Chairman and major shareholder, has advanced the company $13,000 and is owed an additional $16,068 in unreimbursed business expenses at September 30, 2010.  Currently there are no specific terms for repayment.  Additionally Mr. Keating and his wife, an employee of the Company are due accrued salaries totaling $365,034.

Note 10 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended September 30, 2010 and subsequent to September 30, 2010.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to September 30, 2010 Golden State converted $70,000 of the 6.25% convertible debenture into 26,036,484 common shares at $0.0028 per share under the terms of the securities purchase agreements.

5% Convertible Promissory Note

In October 2010 and subsequently, the Company conducted a private placement pursuant to which it may issue Convertible Promissory Notes in the aggregate principal amount of $700,000.  The Convertible Promissory Notes bear interest at a rate of 5% per annum and are due two years from date of issue.  If, prior to March 15, 2011, the Company: (i) consummates a merger or consolidation of the Company; (ii) effects a sale of substantially all of its assets; (iii) agrees to any tender or exchange offer involving the Company’s shares; or (iv) effects any reclassification of its common stock or any compulsory share exchange, the Convertible Promissory Notes shall be automatically converted into shares of the Company’s common stock at a price per share equal to the average closing price of the five trading days previous to the closing of the offering (the “Fixed Conversion Price”).  Following March 15, 2011, the Convertible Promissory Note shall be convertible, at the option of the holder, into shares of the Company’s common stock at a rate of 75% of the Fixed Conversion Price per share.

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, has a start date of January 1, 2009.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company received $35,139 from the grant during 2009 and $51,672 during the first nine months of 2010.  We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010. Funding beyond August 31, 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenue

The Company received $22,908 and $4,428 from the OCAST grant during the three months ended September 30, 2010 and 2009 respectively.

We have launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.   There were $-0- and $4,000 in sales of PixelPrecision™ during the three months ended September 30, 2010 and 2009.

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

Research and Development Expenses

Research and development expenses were $68,710 for the three months ended September 30, 2010, as compared to $80,070 for the three months ended September 30, 2009.   The decrease was a result of the reduction in the direct cost incurred to the University under the SRA.

General and Administrative Expenses

Our general and administrative expenses were $252,525 for the three months ended September 30, 2010 as compared to $287,825 for the three months ended September 30, 2009.  The decrease was mainly due to the termination of consulting contracts and the annual meeting expenses incurred in 2009.

Interest Expense

Interest expense for the three months ended September 30, 2010 was $33,514 as compared to $15,160 for the three months ended September 30, 2009, respectively. The change in interest expense resulted from decreases in the amounts outstanding on our convertible debentures and increased finance charges on accounts payable outstanding during the periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenue

The Company received $51,672 from the OCAST grant during the nine months ended September 30, 2010 as compared to $23,403 for the nine months ended September 30, 2009.  The increase was due to additional expenditures under the grant.

We launched our first software product PixelPrecision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.   There were sales of $4,300 of PixelPrecision™ during the nine months ended September 30, 2010 as compared to $10,500 for the nine months ended September 30, 2009.

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

Research and Development Expenses

Research and development expenses were $388,769 for the nine months ended September 30, 2010, as compared to $248,912 for the nine months ended September 30, 2009.   The increase was a result of the cost of vesting of options to the Director of Technology.

General and Administrative Expenses

Our general and administrative expenses were $793,358 for the nine months ended September 30, 2010 as compared to $912,546 for the nine months ended September 30, 2009.  The decrease was mainly due to the cancelation of consultant contract and a reduction of annual meeting expenses incurred.

Interest Expense

Interest expense for the nine months ended September 30, 2010 was $66,464 as compared to $56,596 for the nine months ended September 30, 2009. The change in interest expense resulted from decreases in the amounts outstanding on our convertible debentures and increased finance charges on accounts payable outstanding during the periods.

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

We had net cash of $2,416 at September 30, 2010.

We had negative working capital of $1,707,238 at September 30, 2010.

During the nine months ended September 30, 2010, we used $260,192 of cash for operating activities, an decrease of $163,987 or 39% compared to the nine months ended September 30, 2009. The decrease in the use of cash for operating activities was a result of the utilization of stock and options issued for services and an increase in the accounts payable.

We did not use cash in investing activities during the nine months ended September 30, 2010 and 2009.

Cash provided by financing activities during the nine months ended September 30, 2010 was $261,490 a decrease of $177,380 or 40% compared to the nine months ended September 30, 2009.  The decrease was the result of the decreased shares issued for cash, debenture conversions and related warrant exercise in 2010.

We expect to fund the ongoing operations through the existing financing in place and the OCAST grant (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company. As a result of our stock price being around the 52 week low mark of $0.0025 on July 7, 2010 but trending upward, our ability to raise cash is currently restricted.

Pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to ten times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  During the nine months ended September 30, 2010, Golden State converted $2,752 of the $100,000 debenture into 96,291,928 shares of common stock, exercised warrants to purchase 27,523 shares of common stock at $10.90 per share and advanced $251,490 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at September 30, 2010.

On November 19, 2008, we received a research grant from OCAST titled the "800 Million Voxels Volumetric Display."  The two-year matching grant totals $299,932.  The award is for a maximum of $149,940 for the calendar year 2009 and the remainder for calendar year 2010.  Funding of the 2009 amount was contingent upon the Company providing matching funds for the first year’s research and submission of all required documentation to OCAST.  We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended August 31, 2010.  We received $51,672 in funding during the period ended September 30, 2010.  Funding beyond 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

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

In addition management put forward a proposal to the Board to reduce operating expenses further through temporary salary cuts, partial payments to consultants using stock and reduction in day-to-day expenses. This, along with other measures, has reduced our current cash flow burn rate to an estimated amount of $130,000 to $150,000 per month.

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

Common stock and paid-in-capital

During the nine- month periods ended September 30, 2010 and 2009 shares of common stock totaling 67,184,416 and 42,039,444 respectively were issued for consulting services for which the Company recognized $150,835 and $410,105 of expense respectively.  Additionally, during the nine months ended September 30, 2010 shares totaling 79,157,897 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $244,236.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 24, 2010 Dr. Hakki Refai, the Chief Technology Officer of the Company was issued 1,500,000 shares in consideration of $30,000 of accrued salary. The shares were issued at $0.002. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transaction not involving a public offering.

On June 30, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the March 31, 2010 due date of their 10% debenture to September 30, 2010 in consideration for two million five hundred thousand (2,500,000) shares of common stock.  The shares were valued at 50% of the average of the previous five day closing price on March 1, 2010, which was $0.002 per share totaling $5,175. The shares were issued in a transcation that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transaction not involving a public offering.

On August 27, 2010 Victor Keen, a member of the Board of Director, was issued 5,714,286 shares of common stock in consideration of $10,000 cash.  The shares were issued at $0.00175 per share. The shares were issued in a transcation that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transaction not involving a public offering.

In October 2010 and November 2010, the Company conducted a private placement pursuant to which it may issue Convertible Promissory Notes in the aggregate principal amount of up to $700,000.  The Convertible Promissory Notes bear interest at a rate of 5% per annum and are due two years from date of issue.  If, prior to March 15, 2011, the Company: (i) consummates a merger or consolidation of the Company; (ii) effects a sale of substantially all of its assets; (iii) agrees to any tender or exchange offer involving the Company’s shares; or (iv) effects any reclassification of its common stock or any compulsory share exchange, the Convertible Promissory Note shall be automatically converted into shares of the Company’s common stock at a price per share equal to the average closing price of the five trading days previous to the closing of the offering (the Fixed Conversion Price”).  Following March 15, 2011, the Convertible Promissory Note shall be convertible, at the option of the holder, into shares of the Company’s common stock at a rate of 75% of the Fixed conversion Price per share. The Convertible Promissory Notes were issued in a transation that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D thereof.

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

3DICON CORPORATION

November 15, 2010	By:	/s/ Martin Keating
Martin Keating
Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)