Form 10-K
period 2010-12-31
3DICON CORP
filed 2011-03-31
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSIONFILE NUMBER 333-143761

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
Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2010 was $1,499,195.

As of March 23, 2011, the issuer had 968,592,874 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Corporate History

3DIcon Corporation ("the Company") was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. Our articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001. We have accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. At the inception on January 1, 2001, our primary activity was the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

In April 2004, we engaged the University of Oklahoma ("OU" or the "University") to conduct a pilot study to determine the opportunity and feasibility for the creation of volumetric three dimensional communication systems.

On July 15, 2005, we entered into a Sponsored Research Agreement ("SRA") with the University ("Phase II"), which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies".

On February 23, 2007, we entered into an SRA with the University ("Phase III") which expired on March 31, 2010. Under this agreement, the University conducted a research project entitled "3-Dimensional Display Development".

In the fourth quarter of 2007 we announced the release of our first product, "Pixel Precision". On February 12, 2009, version 2.0 of Pixel Precision was released to expand its capabilities and provide new compatibility with Texas Instrument's newly released DLP® Discovery 4000 kits.  This is a companion software application to the DMD Discovery ™ line of products manufactured by Texas Instruments®.

The Oklahoma Center for the Advancement of Science and Technology ("OCAST") approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The award was for a maximum of $149,940 for 2009 and 2010.  We requested a no cost extension for the first year.  OCAST approved our request and extended our first year contract to August 31, 2010.  Funding beyond August 31, 2010 has been approved based upon the satisfactory performance evaluation by OCAST.

General Overview

We are a development stage company. Our mission is to pursue, develop and market full-color volumetric 3-D technology. Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive world-wide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. On May 26, 2009, the United States Patent and Trademark Office ("USPTO") has approved the pending patent called "Volumetric liquid crystal display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO has approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United State Patent No. 7,858,913.  At this time, we do not own any intellectual property rights in these technologies, and, apart from the Sponsored Research Agreement with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University and our staff by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military. On April 6, 2009, we filed a provisional patent on an emissive two-dimensional (“2D”) screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/inflexible front/back projection screen or display" and owned solely by 3DIcon Corporation.   Through the current agreement with the University of Oklahoma, OU filed continuation patent application on November 19, 2010, called “3D Light Surface Display,”   This application provides additional protections of our CSpace®™ technology.

Overview of Development of 3D Technology

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

 The Swept Volume Display is designed to be a 3D display system showing a volumetric image generated from an electronic medium. A proof-of-concept demonstration was achieved by the researchers around September 2007. The Swept Volume Display R&D entered into the subsequent second stage of improvement and development in 2008. Additional work on this particular approach has been deferred indefinitely because of the success and initial superiority of the CSpace®™ technology.

The Static Volume Display technology will employ the DMD using infra-red lasers to produce 3D images in advanced transparent nanotechnology materials, thereby enabling the creation, transmission and display of high resolution 3D images within a volume space, surrounded by glass or transparent screen. The initial investigation for the Static Volume system commenced in 2007. On September 2008, we built a laboratory prototype for CSpace®™ and demonstrated the creation of true 3D images within specified image space. New developments for eliminating the distortion occurred by the divergence of the constructed 3D image have been presented at the SPIE Europe Security & Defense conference in Berlin, Germany in August 2009. Improvements for the optical systems utilized by CSpace®™ with the latest achieved resolution were published on October 2009 in IEEE/OSA Journal of Display Technology titled "Static Volumetric Three-Dimensional Display". On February 15, 2010, at the SPIE Medical Imaging conference, we presented the latest software developments that allow reading digital imaging and communication in medicine ("DICOM") formats whether scanned by ultrasound devices, magnetic resonance imaging ("MRI"), or computed tomography ("CT") scanners. With this new software architecture, CSpace®™ would have the capability of displaying medical images within binary 3D volume.

On April 14, 2010, at the OSA Digital Holography and Three-Dimensional Imaging conference in Miami, FL, we presented an increase in brightness of the constructed 3D images.  On September 23, 2010, at the SPIE Europe Security & Defense conference in Toulouse, France, we presented new implementations to reduce flicker of the 3D Images constructed by CSpace®™ display.  In November 2010, we published a new method of rendering 3D Images using a rotational-slicing technique at the Journal of the Society for Information Display . In December 2010, we published the utilization of new materials for CSpace®™ image space at the Journal of the Society for Information Display . In April 2011, new developments that allow CSpace®™ to perfectly fit applications such as Air Traffic Control was published in the IEEE/OSA Journal of Display Technology.

University of Oklahoma - Sponsored Research Agreement

On April 20, 2004, we entered into a Sponsored Research Agreement entitled "Investigation of Emerging Digital Holography Technologies" ("Phase I") with the University, which expired October 19, 2004. We paid the University $14,116 pursuant to this agreement. The purpose of this agreement was to conduct a pilot study to investigate digital holography as a candidate technology for the development of three-dimensional ("3D") imaging and visualization systems. The purpose of the pilot study was to investigate the current state-of-the-art research and development activities taking place in the field of digital holography, particularly emerging technologies. The scope of work for the study encompassed the following tasks:

•	Literature review to determine key leading edge research in relevant areas;
•	Review of related commercial products to identify technological approaches and potential competitors and/or partners;
•	Preliminary patent review; and
•	Recommendations for product research and development directions.

On July 15, 2005, we entered into a Sponsored Research Agreement with the University, which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies" and the Company agreed to pay the University $453,584 at various dates from November 10, 2005 through July 15, 2006 to cover the costs of the research. The goals for this research were as follows:

•	Produce patentable and/or copyrightable intellectual property;
•	Produce proof-of-concept technology that demonstrates the viability of the intellectual property;
•	Assess opportunities for manufacturing technological products in Oklahoma;
•	Investigate magnetic nanospheres (“MNs”) for use as a projection media;
•	Develop a control platform to actively distribute MNs in an unbounded volumetric space;
•	Investigate the doping of MNs with fluorescent materials for light emission at different wavelengths, i.e., develop fluorescent MNs ("FMNs");

•	Evaluate other display medium technologies for potential strategic partnerships;
•	Evaluate the most appropriate (from a cost-to-benefit standpoint) solid-state light sources for projection applications;
•	Develop software for displaying ideal 3D images; and
•	Investigate software interface issues with other image capture technologies.

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

On February 23, 2007, we entered into a Sponsored Research Agreement with the University of Oklahoma ("Phase III") which expired on March 31, 2010. Under this agreement, the University conducted a research project entitled "3-Dimensional Display Development". We agreed to pay the University $3,468,595 in monthly installments ranging from $92,263 to $112,777 beginning on April 30, 2007 and ending on March 31, 2010.

On October 31, 2008, OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 we had a remaining obligation under the previous SRA payment schedule of $2,665,818 which included monthly payments due for December 2007 through August 31, 2008 totaling $861,131. The $1,804,687 balance of the remaining scheduled payment obligation was cancelled. Under the terms of the revised base payments schedule, the arrearages would be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000. In addition to the monthly base payments, we agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment. In the event funding did not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of our common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009. We had the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurred after September 30, 2009.

On May 18, 2009, the University agreed to revise the payment terms. Under the terms of the revised base payments schedule, the arrearages scheduled to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 were deferred to a monthly payment schedule of July 2009 through February 2010.

On February 19, 2010, OU agreed to modify the repayment plan to retire the remaining arrearages outstanding of $525,481. Under the terms of the modified repayment plan the Company agreed to make payments to the University, not less than quarterly, in an amount equal to 22.5% of any funding received by the Company. The first quarterly payment was due to the University on April 30, 2010. These repayment terms were to remain in effect until the outstanding debt was retired.

On December 1, 2010, the Company entered into an agreement (the "Agreement") with OU pursuant to which OU agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 59,000,000 shares of the Company's common stock (the "Shares"). As a result of the debt conversion, OU became the holder of approximately 8% of the outstanding common stock of the Company. Pursuant to the Agreement, the Shares are subject to a put option allowing OU to require the Company to purchase certain of the Shares upon the occurrence of certain events. In addition, the Shares are subject to a call option allowing the Company to require OU to sell to the Company the Shares then held by OU in accordance with the terms of the Agreement.

The Agreement also amended the existing agreements between the Company and OU such that all intellectual property, including all inventions and or discoveries, patentable or un-patentable, developed before July 28, 2008 by OU under the SRA is owned by OU. All intellectual property, including all inventions and/or discoveries, patentable or un-patentable, developed jointly by the Company and OU at any time is jointly owned by the Company and OU. Finally, all intellectual property developed by the Company after July 28, 2008, including all inventions and or discoveries, patentable or un-patentable, is owned by the Company.

During the years ended December 31, 2010 and 2009, the Company charged operations $43,884 and $64,084, respectively, pursuant to the SRA. At December 31, 2010, the Company owed the University $4,203 in aggregate monthly payments.

We own all worldwide rights to commercial and government usage of the intellectual property being developed by the University. The University has applied for the following patents with the U.S. Patent and Trademark Office:

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing	Grant Date of U.S. Patent	European Pending Patent- Date of Filing	Japanese Pending Patent- Date of Filing
Swept Volume Display	Swept Volume Display	September 2006

Colorful Translation Light Surface 3D Display Colorful Translation 3D Volumetric Display 3D Light Surface Display	Light Surface Display for Rendering Three-Dimensional Image (Combined)	April 2007	December 28, 2010	April 2007	April 2007

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display for Rendering Three-Dimensional Image (Combined)	April 2007	May 2009

Computer System Interaction with DMD	Computer System Interaction with DMD	January 2008

Virtual Moving Screen for Rendering Three Dimensional Image	Virtual moving screen for rendering a three-dimensional image	January 2008

Marketing and Product Development

We produced our first product "Pixel Precision" in 2007. The product has been made commercially available through a sales and distribution arrangement with Digital Light Innovations that was signed March 6, 2008. This product is a result of our research efforts involving the use of the DMD. The product is targeted at the application development market involving the use of DMDs, specifically the DMD-Discovery™ line from Texas Instruments™.

We do not have any products, services or technologies in the area of Three Dimensional Displays as yet. We envision the sale of co-produced products with partners in various industry verticals, the licensing of University-owned technology, or a combination thereof.

We have identified the following potential markets and uses for the technology being developed by the University:

•	Medical Imaging (CT, MRI, Dental);
•	Digital Displays: Large Format, Retail Advertising;
•	Air Traffic Systems, Traffic Planning, Town Planning;
•	Pharmaceutical and Bio-Medical Research;
•	Homeland Defense and Security(Baggage and Cargo Scanning);
•	Architectural Plans and Virtual Structures;
•	Interactive Entertainment;
•	Geo-Spatial Applications;
•	Casino Gaming;
•	Military Applications;
•	Engineering and Geospatial Exploration
•	Military Performance (mission planning, tactical awareness, decision support, and post engagement assessment)
•	Space Transportation Systems;
•	Earth Science Research;
•	Education and Training Applications; and
•	Entertainment Applications (video games).

Competition

There are numerous technologies which are under development to enable the display of 3D images. The following is a summary of research being conducted and products under development in the 3D display system marketplace of which we are currently aware:

•	LightSpaceDepthCube™ from LightSpace Technologies, Inc.
•	Felix 3D Displays
•	Perspecta Spatial 3D Display from Actuality Systems
•	3D Technology Laboratories

Employees

We had three full-time employees as of December 31, 2010, Martin Keating, Chief Executive Officer, Dr. Hakki Refai, Chief Technology Officer, and Ms. Judith Keating, Company Secretary and Director of Investor Relations. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business:

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $14,100,651 for the period from inception (January 1, 2001) to December 31, 2010. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

Our success depends to a significant extent upon the continued services of Martin Keating, our Chairman and Chief Executive Officer, and Dr. Hakki Refai, our Chief Technology Officer.  Our success also depends on our ability to attract and retain other key executive officers.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

In their report dated March 31, 2011, our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we are a development stage organization with insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

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

As of March 23, 2011, we had 968,592,874 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 162,921,502 shares of common stock at current market prices. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors ("Golden State") to purchase 884,160 shares of common stock at an exercise price of $10.90. The sale of the shares underlying the convertible debentures and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debenture (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $88,416 and market prices 25%, 50% and 75% below the market price as of March 23, 2011 of $0.0755.

% Below Market	Price Per Share	Effective Conversion Price	Number of Shares Issuable(1)	% of Outstanding Stock
25%	$0.0566	$0.0453	213,812,432	22%
50%	$0.0378	$0.0302	321,160,728	33%
75%	$0.0188	$0.0151	643,205,615	66%

(1) Shares issuable exclude 884,160 shares underlying the remaining warrants exercisable at $10.90 per share.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the $1.25 million convertible debenture issued to Golden State on January 15, 2008 (the "Second Debenture") (excluding accrued interest), based on the principal balance of $189,120 and market prices 25%, 50% and 75% below the market price as of March 23 2011 of $0.0755.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable	Stock
25%	$0.0566	$0.0510	3,710,957	0.4%
50%	$0.0378	$0.0340	5,566,436	0.6%
75%	$0.0188	$0.0170	11,132,871	1.1%

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

The issuance of shares upon conversion of our convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although Golden State may not convert its convertible debentures and/or exercise their warrants if such conversion or exercise would cause it to own more than 9.9% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting and selling some of their holdings and then converting the rest of their holdings. In this way, assuming the market price remains at a level acceptable to the selling stockholder, the selling stockholder could continue on a "conversion-sell-conversion" trend while never holding more than 9.9% of our common stock. Further, under the convertible debentures there is theoretically no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

Our executive offices are located at 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136. The lease has a term of thirty-six (36) months, which began on June 1, 2008.  We currently pay rent and related costs of approximately $2,315 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "TDCP".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2010

	High	Low
First Quarter ended March 31, 2010	$0.0089	$0.0029
Second Quarter ended June 30, 2010	$0.0060	$0.0025
Third Quarter ended September 30, 2010	$0.0057	$0.0025
Fourth Quarter ended December 31, 2010	$0.0280	$0.0004

Year Ended December 31, 2009
	High	Low
First Quarter ended March 31, 2009	$0.0550	$0.0230
Second Quarter ended June 30, 2009	$0.0300	$0.0110
Third Quarter ended September 30, 2009	$0.0140	$0.0075
Fourth Quarter ended December 31, 2009	$0.0097	$0.0051

Holders

As of March 23, 2011 we had approximately 382 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders:
2010 June Plan	1,490,672	$6.32	60,000,000
2010 February Plan	3,089,027	-	75,000,000
2011 Plan	104,579,699	-	100,000,000
Total	36,271,123	$6.32	235,000,000

Recent Sales of Unregistered Securities

On February 24, 2010, Dr. Hakki Refai, the Chief Technology Officer of the Company was issued 1,500,000 shares in consideration of $30,000 of accrued salary. The shares were issued at $0.02. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions not involving a public offering.

On June 30, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the March 31, 2010 due date of their 10% debenture to September 30, 2010 in consideration for two million five hundred thousand (2,500,000) shares of common stock. The shares were valued at 50% of the average of the previous five day closing price on March 1, 2010, which was $0.002 per share totaling $10,350. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions not involving a public offering.

On August 27, 2010, Victor Keen, a member of the Board of Directors, was issued 5,714,286 shares of common stock in consideration of $10,000 cash. The shares were issued at $0.00175 per share. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions not involving a public offering.

In October 2010 and November 2010, the Company conducted a private placement pursuant to which it may issue Convertible Promissory Notes in the aggregate principal amount of up to $700,000. The Convertible Promissory Notes bear interest at a rate of 5% per annum and are due two years from date of issue. If, prior to March 15, 2011, the Company: (i) consummates a merger or consolidation of the Company; (ii) effects a sale of substantially all of its assets; (iii) agrees to any tender or exchange offer involving the Company's shares; or (iv) effects any reclassification of its common stock or any compulsory share exchange, the Convertible Promissory Notes shall be automatically converted into shares of the Company's common stock at a price per share equal to the average closing price of the five trading days previous to the closing of the offering (the “Fixed Conversion Price"). Following March 15, 2011, the Convertible Promissory Notes shall be convertible, at the option of the holder, into shares of the Company's common stock at a rate of 75% of the Fixed conversion Price per share. The Convertible Promissory Notes were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D thereof.

On December 1, 2010, the Company entered into an agreement with OU, pursuant to which OU agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 59,000,000 shares of the Company's common stock (the "Shares"). As a result of the debt conversion, OU became the holder of approximately 8% of the outstanding common stock of the Company. Pursuant to the Agreement, the Shares are subject to a put option allowing OU to require us to purchase certain of the Shares upon the occurrence of certain events. In addition, the Shares are subject to a call option allowing us to require OU to sell to us the Shares then held by OU in accordance with the terms of the Agreement.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Plan of Operation

Background:

The Company is engaged in the development of 360° volumetric imaging and display technology, specifically in the areas identified by the initial in-depth investigation conducted by the University. The identified areas are two major complementary areas of technology that comprise the spectrum of the solution and application (1) a means of recording 3D objects as digital holographic data elements (capture); and (2) a means of reconstructing and displaying the 3D images (display).

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

The existing products reviewed can generally be broken down into two broad categories: stereoscopic - those that use flat-panels to implement 3D displays on 2D screens, and those that implement volumetric 3D displays. The flat-panel approaches, as previously noted, do not support 3DIcon's planned embodiment of the technology. However, the application space of volumetric 3D displays supports the Company vision and appears to offer major opportunities for further technology development and creation of intellectual property through our staff and the University, to which 3DIcon will have exclusive rights.

The research team at OU has been working to integrate open source image capture applications as well as to establish 3D image capture systems.

We continue to build intellectual property through our staff and the University, to which the Company has exclusive rights and engage in product research and development both directly related to the display as well as by-product technologies.

The Oklahoma Center for the Advancement of Science and Technology approved the Company's application for funding of a matching grant titled "800 Million Voxels Volumetric Display," on November 19, 2008. The two-year matching grant, totaling $299,932, has a start date of January 1, 2009. The award is for a maximum of $149,940 for 2009 and 2010. The Company received $35,139 from the grant during 2009 and $96,362 during 2010. We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010. .  Funding beyond August 31, 2010 has been approved based upon the satisfactory performance evaluation by OCAST.

Current Activities and Operations

The Company is pursuing the research and development of volumetric 3-D display technology through the SRA with the University and with Dr. Hakki Refai, the former chief researcher at the University, who joined the Company as our Chief Technology Officer in October 2008.  Our efforts are focused on multiple technological approaches, two of which are being further developed into proof-of-concept demonstration systems.

Static Volume Display Technology: Also known as CSpace®™, the Company has produced the first non-mechanical, multi-view, high-resolution volumetric display. A prototype was demonstrated during September 2008, when a 3D image was created within a proprietary volumetric media (also called projection space or image matrix). This technology incorporates existing and rapidly evolving image projection technologies, such as DLP®/DMD technology from Texas Instruments, allowing 3DIcon to pursue full-color, full-motion 3D visualization, in harmony with 3DIcon's vision for product development.

Swept Volume Display Technology: Additional work on this particular approach has been deferred indefinitely because of the success and initial superiority of the CSpace®™ technology.

We have also released a software product called Pixel Precision™. The current version of the software is 2.0 that was released on February 12, 2009 to expand its capabilities and provide new compatibility with Texas Instrument's newly released DLP® Discovery 4000 kits. We plan to continue to pursue this market and provide versions and variations of this software. The plans include enhancements to the functionality as well as variants to address additional opportunities.

We have signed a sales and distribution agreement with Digital Light Innovations (“DLi”) for the sales, marketing and first level support of the Pixel Precision™ software. Through DLi and its sub-distributors the software will be marketed in the United States as well as in Europe and Asia.

Progress on Research and Development Activities

The research team at OU filed two new patent applications in the first quarter of 2008 and converted one from a provisional to a utility filing.

Under the aegis of the SRA, the University has filed the following patent applications. The utility patents have been converted and consolidated from the previously filed provisional applications.

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing	Granted U.S. Patent	European Pending Patent- Date of Filing	Japanese Pending Patent-Date of Filing
Swept Volume Display	Swept Volume Display	Filed by OU in September 2006

Colorful Translation Light Surface 3D Display Colorful Translation 3D Volumetric Display 3D Light Surface Display	Light Surface Display for Rendering Three-Dimensional Image (Combined)	Filed by OU in April 2007	December 28, 2010	April 2007	April 2007

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display for Rendering Three-Dimensional Image (Combined)	Filed by OU in April 2007	May 2009

Computer System Interaction with DMD	Computer System Interaction with DMD	Filed by OU in January 2008

Virtual Moving Screen for Rendering Three Dimensional Image	Virtual moving screen for rendering a three-dimensional image	Filed by OU in January 2008

Optically Controlled Light Emitting and System for Optically Written 2D and 3D Displays	Utility Patent Application to be filed	Filed by 3DIcon in April 2008

Further, we are taking steps to explore areas that may be related to assist in the protection of intellectual property assets. In addition, we have begun the process of applying for trademarks related to our 3D technologies.

The primary objective for 2011 is to develop, produce, and gain FDA approval of a prototype CSpace single-color video display, in the form of a dome or alternately-shaped transparent enclosure not less than 8” in diameter, which can be viewed without operational safety controls (eg, goggles), in moderately-bright room lighting, uniformly over 360° and from the top.  The prototype display will satisfy the requirements of ISO 9241-303 for single-color direct-view displays.  The associated research and development objectives for the 2011 calendar year are as follows. The work will mainly be done by the Company and professional consultants:

I. Static Volumetric Display (“CSpace®™”)

•	Continue work on development of up-conversion materials.
•	Synthesize non-toxic, non-flammable liquidmedia suitable for dispersion of display materials.
•	Develop optical metrology laboratory at OU for testing display materials and components.
•	Develop optical, thermal, and packaging designs for the prototype.
•	Continue software development to enhance CSpace®™ with the capability of displaying near real time 3D images.

II. By-Product Technologies

•	Continue to generate revenue from Pixel Precision™ the DMD Control Software for DMD Application development markets.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

Revenue

The Company received $96,362 and $35,139 from the OCAST grant during 2010 and 2009, respectively.

We have launched our first software product Pixel Precision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have earned income of $9,697 and $10,200 before commissions and costs from the sales of Pixel Precision™ for the years ended December 31, 2010 and December 31, 2009, respectively.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems. We expect that the revenue from this product to contribute to the operating expenses (general and administrative, research and development, interest) but do not expect the revenue generated in 2011 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $439,357 for the year ended December 31, 2010 as compared to $313,082 for the year ended December 31, 2009. The increase was a result of the modifications to the July 28, 2008 employment agreement with Dr. Hakki Refai whereby, on May 11, 2010 the Company agreed to immediately vest the 3,500,000 milestone options included under the terms of the employment agreement. The milestone options, valued at $168,112, were charged to operations in May 2010.

General and Administrative Expenses

Our general and administrative expenses were $1,114,470 for the year ended December 31, 2010 as compared to $1,218,798 for the year ended December 31, 2009. The decrease is due primarily to the termination of a consulting contract of $19,000 and the resignation of the interim President of $95,000.

Interest Expense

Interest expense for the year ended December 31, 2010 was $75,969 as compared to $80,294 for the year ended December 31, 2009. The decrease in interest expense resulted from a decrease in the amounts outstanding on our convertible debentures during the period.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

•	Research and development expenses pursuant to our SRA with the University. This includes development of an initial demonstrable prototype and a second prototype for static volume technology.
•	Acceleration of research and development through increased research personnel as well as other research agencies.
•	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.

•	Hiring executive officers for technology, operations and finance.
•	Development, support and operational costs related to Pixel Precision™ software.
•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2010, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $367,101 at December 31, 2010.
We had negative working capital of $753,607 at December 31, 2010.

During the year ended December 31, 2010, we used $511,135 of cash for operating activities, a decrease of $28,748 or 5.3% compared to the year ended December 31, 2009. The decrease in the use of cash for operating activities was a result of the decrease in net loss of $43,098.

Cash used in investing activities during the year ended December 31, 2010 was $3,250 an increase of $3,250 compared to the year ended December 31, 2009.  The increase was a result of purchasing office furniture and equipment for the leased office space in the year ended December 31, 2010.

Cash provided by financing activities during the year ended December 31, 2010 was $880,368 an increase of $387,767 or 78.7% compared to the year ended December 31, 2009.  The increase was the result of the increased promissory note funding, stock sales and warrant sales in 2010.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted. The warrants are exercisable at $10.90 per share. Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010.

On November 19, 2008, we received a research grant from OCAST titled the "800 Million Voxels Volumetric Display." The two-year matching grant totals $299,932. The award is for a maximum of $149,940 for the calendar year 2009 and for calendar year 2010. Funding of the 2009 amount was contingent upon the Company providing matching funds for the first year's research and submission of all required documentation to OCAST. We received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010. Funding beyond August 31, 2010 has been approved based upon the satisfactory performance evaluation by OCAST.

On October 31, 2008 OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which included monthly payments due for December 2007 through August 31, 2008 of $861,131. The $1,804,687 balance of the remaining scheduled payment obligation was cancelled. Under the terms of the revised base payments schedule, the arrearages would be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000. In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment. In the event funding did not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of the Company's common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009. The Company had the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurred after September 30, 2009.

The Company was unable to meet the revised payment schedule and on May 18, 2009 the University agreed to revise the payment terms. Under the terms of the revised base payments schedule, the arrearages scheduled to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 were deferred to a monthly payment schedule of July 2009 through February 2010. On February 19, 2010, the University agreed to modify the repayment plan to retire the outstanding debt of $525,481. Under the terms of the modified repayment plan the Company agreed to make payments to the University, not less than quarterly, in an amount equal to 22.5% of any funding received by the Company. The Company complied with the agreed upon payment schedule and on December 1, 2010 the Company entered into an agreement with OU pursuant to which OU agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 59,000,000 shares of the Company's common stock. As a result of the debt conversion, OU became the holder of approximately 8% of the outstanding common stock of the Company. Pursuant to the agreement, the shares are subject to a put option allowing OU to require the Company to purchase certain of the shares upon the occurrence of certain events. In addition, the shares are subject to a call option allowing the Company to require OU to sell to the Company the shares then held by OU in accordance with the terms of the agreement.

Off Balance Sheet Arrangements

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Stock-Based Compensation

Since its inception 3DIcon has used its common stock or warrants to purchase its common stock as a means of compensating our employees and consultants. Financial Accounting Standards Board ("FASB") guidance on accounting for share based payments requires us to estimate the value of securities used for compensation and to charge such amounts to expense over the periods benefited.

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

Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended December 31, 2010 and subsequent to December 31, 2010. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to December 31, 2010 Golden State converted $20,000 of the 6.25% convertible debenture into 3,367,003 shares of common stock at $0.0059 per share under the terms of the securities purchase agreements.

Subsequent to December 31, 2010 Golden State converted $2,100 of the 4.75% convertible debenture into 15,077,039 shares of common stock at $0.0001 per share and exercised 21,000 warrants at $10.90 per share for $228,900 and advanced $250,000 for future exercise of warrants under the terms of the securities purchase agreement.

Common stock and paid- in capital

Concordia Financial Group was issued 28,265,384 shares of common stock in payment of $47,250 for September, October, and November 2010 services under the terms of their consulting agreement. Dr. Hakki Refai was issued 17,000,000 shares valued at $0.006 per share in payment of accrued salary and payroll taxes of $103,496. Additionally, common shares totaling 7,573,228 were issued to vendors in payment of $57,047 for services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

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

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes. During the most recent quarter ended December 31, 2010, there has been no change in our internal control over financial reporting(as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Martin Keating	69	Chief Executive Officer and Director
John O'Connor	54	Director
Victor F. Keen	69	Director

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

John O' Connor - Director

John O'Connor has been a director of the Company since October 2006. Since 1981, Mr. O'Connor has practiced law in Oklahoma, concentrating in the areas of corporate and commercial law. Mr. O'Connor served as President of the law firm of Newton, O'Connor, Turner & Ketchum from 2001 to 2005 and has served as its Chairman from 2001 to present.

Victor F. Keen - Director

Mr. Victor F. Keen was appointed to the Board of Directors of the Company in November 2007. Until March 1, 2007, Mr. Keen served as the chair of the Tax Practice Group at Duane Morris. He is currently of counsel to the firm. Mr. Keen has served on the board of directors of Research Frontiers, Inc. ("Research Frontiers") for over 10 years. He has been chair of the compensation committee of Research Frontiers for the last five years.

Audit Committee

On February 25, 2008, the Board of Directors created an Audit Committee comprising of Mr. Victor Keen.

Compensation Committee

On February 25, 2008, the Board of Directors created a Compensation Committee comprising of Mr. Victor Keen.

Nomination and Corporate Governance Committee

On February 25, 2008, the Board of Directors created Nominations and Corporate Governance Committee comprising of Mr. Victor Keen.

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

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company's assessment of risks. Our Board of Directors focuses on the most significant risks facing our Company and our Company's general risk management strategy, and also ensure that risks undertaken by us are consistent with the Board's appetite for risk. While the Board oversees our Company's risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure and role in risk oversight is effective.

Code of Ethics

We have not adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Employment Agreement

On July 28, 2008 the Company entered into an Employment Agreement with Dr. Hakki Refai (the "Employment Agreement") pursuant to which Dr. Refai has agreed to serve as the Chief Technology Officer of the Company. Dr. Refai's employment under the Employment Agreement commenced on October 1, 2008 and will continue for a term of one year from October 1, 2008, the date on which he became a full-time employee of the Company. The term of the Employment Agreement will automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the Employment Agreement. The following represents the material terms of the Employment Agreement:

•	Annual salary of $200,000;

•
Commission which shall not exceed 3% of sales of the Company's Pixel Precision™ and CSpace®™ technologies products, which commission shall not exceed $30,000 for the 12-month period commencing on October 1, 2008 and $50,000 for the 12-month period commencing on October 1, 2009; and

•	Grant of 5,000,000 incentive stock options with a term of 10 years and an exercise price of $0.085 per share which vest as follows:

1.	The first installment of 500,000 options, valued at $33,622, were vested and exercisable on October 1, 2008, the date Dr. Refai commenced full-time employment;

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

Prior to Dr. Refai joining the Company on a full-time basis, he served as the co-principal investigator for the Static Volume / CSpace®™ technologies being developed under the Company's SRA with the University of Oklahoma. Dr. Refai is the lead inventor of the CSpace®™ technology and the creator of the Company's first product, Pixel Precision™. He authored the patent applications for the Static Volume Displays, Virtual Moving Screen Displays and Interaction of Micro-Mirror Device with Computer System. Dr. Refai received his BS degree in electrical engineering in 1992 from Aleppo University in Syria and his MS and PhD degrees in electrical and computer engineering in 2002 and 2005, respectively, from the University of Oklahoma.

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

On March 25, 2009 the Company entered into a Resolution Agreement with Dr. Hakki Refai (the "Resolution Agreement") pursuant to which the Company agreed to remove the time constraints on the technical milestone achievements whereby the issuance of the options will be solely upon the achievement of the milestones.

On May 11, 2010 the Board of Directors of the Company agreed to immediately vest the 3,500,000 milestone options. The total value of the options was $268,979 of which $100,867 was charged to operations in 2008. The remaining value of $168,112 was charged to operations during the year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2010 and December 31, 2009 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Martin Keating	2010	$144,000	$-	$-	$-		$-		$-		$-	$144,000
CEO	2009	$144,000	$-	$-	$-		$-		$-		$-	$144,000

James N. Welsh, Pres. and COO	2009	$95,000	$-	$-	$-		$-		$-		$-	$95,000

Vivek Bhaman,	2010	$-	$-	$-	$-	$		$		$		$-
Pres. and COO	2009	$71,955	$-	$-	$98,148		$-		$-		$-	$170,103

Hakki Refai	2010	$200,000	$-	$-	$168,112		$-		$-		$-	$368,112
	2009	$200,000	$-	$-	$-		$-		$-		$-	$267,244

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2010:
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Vivek Bhaman (1)	1,325,000	-	-	$-	(1)	October 12, 2018	-	-	-	-

Dr. Hakki Refai	5,000,000	-	-	$0.85		July 28, 2018	-	-	-	-

(1) Mr. Bhaman's options are exercisable as follows: 200,000 at $1.00 per share and 1,125,000 at $0.055 per share

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-		$100,000				$100,000
Lawrence Field			$50,000				$50,000
John O'Connor	$-		$100,000				$100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 23, 2011 by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

	Number of Shares Beneficially		Percentage
Name of Beneficial Owner (1)	Owned	Class of Stock	Outstanding (2)
Martin Keating (3)	82,215,474	Common	8.49%
Victor F. Keen	158,859,668	Common	16.40%
John O'Connor (5)	47,761,911	Common	4.93%

All directors and executive officers as a group (3 persons)	288,837,053	Common	29.82%

Golden State Investors, Inc.	15,430,537	Common	9.50%
University of Oklahoma	63,264,707	Common	6.5%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o 3DIcon Corporation, 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136.
(2)
Applicable percentage ownership is based on 968,592,874 shares of common stock outstanding as of March 23, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 23, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage.

(3)	Represents (i) 67,985,452 shares of common stock owned by Mr. Keating and (ii) 14,230,022 shares of common stock owned by Mr. Keating's wife, Judy Keating.
(5)
Represents (i) 110,000 shares of common stock owned by Mr. O'Connor and (ii) 100,000 shares of common stock owned by the John M. and Lucia D. O'Connor Revocable Living Trust over which Mr. O'Connor has voting and investment control and, (iii) 2,500,000 shares owned by Newton O’Connor & Ketchum (“NOTK”), a corporation of which Mr. O’Conner is partial owner and (vi) 45,151,911 options owned by Mr. O'Connor or NOTK.

(6)	Represents 1,425,000 stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which 3DIcon was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

3DIcon has engaged the law firm of Newton, O'Connor, Turner & Ketchum as its outside corporate counsel from 2005 through 2008. John O'Connor, a director of 3DIcon, is the Chairman of Newton, O'Connor, Turner & Ketchum.

Director Independence

Of the members of the Company's Board of Directors, Victor F. Keen is considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $77,000 and $67,415, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2010 and 2009 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2010 and 2009 were $0 and $0, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007
(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: March 31, 2011	/s/ Martin Keating
	Name:	Martin Keating
	Title:	Chief Executive Officer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Martin Keating	Chief Executive Officer, Director (Principal Executive and Accounting Officer)	March 31, 2011
Martin Keating

By:	/s/ John O'Connor	Director	March 31, 2011
John O'Connor

By:	/s/ Victor F. Keen	Director	March 31, 2011
Victor F. Keen

3DIcon CORPORATION
(A Development Stage Company)

December 31, 2010 and 2009

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2010 and 2009	F-2

S Statements of Operations for the years ended December 31, 2010 and 2009 and period from inception (January 1, 2001) to December 31, 2010	F-3

S Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to December 31, 2010	F-4

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and period from inception (January 1, 2001) to December 31, 2010	F-6

Notes to Financial Statements, December 31, 2010 and 2009 and period from inception (January 1, 2001) to December 31, 2010	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
3DIcon Corporation

We have audited the accompanying balance sheets of 3DIcon Corporation (a Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
March 31, 2011

3DIcon CORPORATION
(A Development Stage Company)

BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash	$367,101	$1,118
Prepaid expenses	21,771	11,304
Accounts receivable	7,092	-

Total current assets	395,964	12,422

Net property and equipment	15,709	18,624

Debt issue costs, net	-	16,706

Deposits-other	2,315	17,315

Total Assets	$413,988	$65,067

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$403,445	$564,261
Warrant exercise advances	-	48,511
Accounts payable	203,590	844,530
Accrued salaries	501,362	279,603
Accrued interest on debentures	41,174	16,151
Advance due officer	-	11,000

Total current liabilities	1,149,571	1,764,056

Convertible debentures payable, less current maturities	-	93,168

Promissory notes, 5%, due 2013	400,878	-
Accrued interest due 2013	4,120	-
Total Liabilities	1,554,569	1,857,224

Common stock subject to put rights and call right, 59,000,000 shares	485,649	-

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 757,539,307 and 343,690,812 shares issued and outstanding at December 31, 2010 and 2009, respectively	151,508	68,738
Additional paid-in capital	12,322,913	10,716,019
Deficit accumulated during development stage	(14,100,651)	(12,576,914)

Total Stockholders' Deficiency	(1,626,230)	(1,792,157)

Total Liabilities and Stockholders' Deficiency	$413,988	$65,067

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years ended December 31, 2010 and 2009
and Period from Inception (January 1, 2001) to December 31, 2010

	2010	2009	Inception to December 31, 2010
Income:
License Fee	$-	$-	$25,000
Grant income	96,362	35,139	131,501
Sales	9,697	10,200	37,797

Total income	106,059	45,339	194,298

Expenses:
Research and development	439,357	313,082	3,216,000
General and administrative	1,114,470	1,218,798	10,681,294
Interest	75,969	80,294	397,655

Total expenses	1,629,796	1,612,174	14,294,949

Net loss	$(1,523,737)	$(1,566,835)	$(14,100,651)

Loss per share:
Basic and diluted	$(0.003)	$(0.007)

Weighted average shares outstanding, Basic and diluted	532,386,253	238,635,629

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2010

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

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2010

				Deficit
				Accumulated
	Common Stock		Additional Paid-In	During the Development
	Shares	Par Value	Capital	Stage	Total

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	$31,503	$8,766,830	$(11,010,079)	$(2,211,746)
Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	$68,738	$10,716,019	$(12,576,914)	$(1,792,157)
Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	$151,508	$12,322,913	$(14,100,651)	$(1,626,230)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2010 and 2009
and Period from Inception (January 1, 2001) to December 31, 2010

	2010	2009	Inception to December 31, 2010
Cash Flows from Operating Activities
Net loss	$(1,523,737)	$(1,566,835)	$(12,576,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	418,112	-	1,928,865
Stock issued for services	232,886	538,355	1,649,905
Stock issued for interest	17,061	43,309	81,660
Book value of assets retired	-	5,861	5,861
Amortization of debt issuance costs	16,706	54,227	153,708
Depreciation	6,165	7,052	14,796
Change in:
Impairment of assets	-	-	292,202
Prepaid expenses and other assets	(17,559)	4,809	(262,019)
Accounts payable and accrued liabilities	339,231	373,339	1,604,647

Net cash used in operating activities	(511,135)	(539,883)	(7,107,289)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(3,250)	-	(39,281)
Net cash used in investing activities	(3,250)	-	(39,281)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	479,490	492,601	3,238,965
Proceeds from issuance of debentures and notes	400,878	-	3,908,713

Net cash provided by financing activities	880,368	492,601	7,147,678

Net increase (decrease) in cash	365,983	(47,282)	1,108
Cash, beginning of period	1,118	48,400	10

Cash, end of year	$367,101	$1,118	$1,118
Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$279,191	$483,004	$3,554,134
Cash paid for interest	$33,885	$80,294	$291,234
Stock issued to satisfy payables	$700,063	$323,663	$1,431,226
Debenture issued to satisfy payable	$25,206	$100,703	$125,909
Stock issued subject to put rights and call right to satisfy payables	$485,649	$-	$485,649

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2010 and 2009
and Period from Inception (January 1, 2001) to December 31, 2010

Note 1 – Organization and Operations

Organization

3DIcon Corporation (the "Company") was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001, and the financial information presented is from that date through the current period. The Company has accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. From January 1, 2001, the Company's primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

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

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses. Additionally, the Company has been unable to meet its payment obligations and has therefore been in default of the Newton, O'Connor, Turner, & Ketchum 13% convertible debenture (see Note 7).

The Company has realized a cumulative net loss of $14,100,651 for the period from inception (January 1, 2001) to December 31, 2010, and a net loss of $1,523,737 and $1,566,835 for the years ended December 31, 2010 and 2009, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $367,101, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787. The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted. The warrants are exercisable at $10.90 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants ("the Beneficial Ownership Limitations"). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State's holdings to exceed 9.99% of the Company's issued and outstanding common stock. Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month. Based upon our current stock price, our issued and outstanding shares as of December 31, 2010 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $3,924,000 in funding from Golden State as a result of warrant exercises during the year ended December 31, 2011.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology ("OCAST") on November 19, 2008 in the amount of approximately $300,000 to be provided during 2009, 2010 and 2011 (see Note 5).

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

Note 2 – Summary of Significant Accounting Policies

Research and development

Research and development costs, including payments made to the University of Oklahoma pursuant to the SRA, are expensed as incurred (see Note 4).

Stock-based compensation

The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Standards Codification ("ASC") No. 718, Compensation-Stock Compensation. The Company recognizes expenses for employee services received in exchange for stock based compensation based on the grant-date fair value of the shares awarded. The Company accounts for stock issued to non-employees in accordance with the provisions of ASC No. 718.

Income taxes

The Company accounts for income taxes in accordance with ASC No. 740, Income Taxes. This standard requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, this standard requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

Net income (loss) per common share

The Company computes net income (loss) per share in accordance with ASC No. 260, Earnings Per Share. Under the provisions of this standard, basic net income (loss) per common share is based on the weighted-average outstanding common shares. Diluted net income (loss) per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures. Due to the Company's losses, such potentially dilutive securities are anti-dilutive for all periods presented. The weighted average number of potentially dilutive shares is 98,856,063 and 36,271,123 for the years ended December 31, 2010 and 2009, respectively.

Use of estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Debt issue costs

The Company defers and amortizes the legal and filing fees associated with long-term debt that is issued. These costs are primarily related to the convertible debentures, the majority of which have a three-year term. The amortization is charged to operations over the three-year term and then adjusted quarterly for debenture conversions to common stock.

Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities – The carrying value approximates fair value due to the short maturity of these items.

Debentures payable – The fair value of the Company's debentures payable has been estimated by the Company based upon the liability's characteristics, including interest rate. The carrying value approximates fair value.

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

Note 4 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

On April 20, 2004, we entered into a Sponsored Research Agreement entitled "Investigation of Emerging Digital Holography Technologies" ("Phase I") with the University, which expired October 19, 2004. We paid the University $14,116 pursuant to this agreement. The purpose of this agreement was to conduct a pilot study to investigate digital holography as a candidate technology for the development of three-dimensional ("3D") imaging and visualization systems. The purpose of the pilot study was to investigate the current state-of-the-art research and development activities taking place in the field of digital holography, particularly emerging technologies. The scope of work for the study encompassed the following tasks:

•	Literature review to determine key leading edge research in relevant areas;
•	Review of related commercial products to identify technological approaches and potential competitors and/or partners;
•	Preliminary patent review; and
•	Recommendations for product research and development directions.

On July 15, 2005, we entered into a Sponsored Research Agreement with the University, which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies" and the Company agreed to pay the University $453,584 at various dates from November 10, 2005 through July 15, 2006 to cover the costs of the research. The goals for this research were as follows:

•	Produce patentable and/or copyrightable intellectual property;

•	Produce proof-of-concept technology that demonstrates the viability of the intellectual property;
•	Assess opportunities for manufacturing technological products in Oklahoma;
•	Investigate magnetic nanospheres MNs for use as a projection media;
•	Develop a control platform to actively distribute MNs in an unbounded volumetric space;
•	Investigate the doping of MNs with fluorescent materials for light emission at different wavelengths, i.e., develop fluorescent MNs ("FMNs");
•	Evaluate other display medium technologies for potential strategic partnerships;
•	Evaluate the most appropriate (from a cost-to-benefit standpoint) solid-state light sources for projection applications;
•	Develop software for displaying ideal 3D images; and
•	Investigate software interface issues with other image capture technologies.

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

On February 23, 2007, we entered into a Sponsored Research Agreement with the University ("Phase III") which expired on March 31, 2010. Under this agreement, the University was to conduct a research project entitled "3-Dimensional Display Development". We agreed to pay the University $3,468,595 in monthly installments ranging from $92,263 to $112,777 beginning on April 30, 2007 and ending on March 31, 2010.

On October 31, 2008 OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 we had a remaining obligation under the previous SRA payment schedule of $2,665,818 which included monthly payments due for December 2007 through August 31, 2008 of $861,131. The $1,804,687 balance of the remaining scheduled payment obligation was cancelled. Under the terms of the revised base payments schedule, the arrearages were to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000. In addition to the monthly base payments, we agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment. In the event funding did not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of our common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009. We had the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurs after September 30, 2009.

On May 18, 2009 the University agreed to revise the payment terms. Under the terms of the revised base payments schedule, the arrearages scheduled to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 were deferred to a monthly payment schedule of July 2009 through February 2010.

On February 19, 2010 OU agreed to modify the repayment plan to retire the remaining arrearages outstanding of $525,481. Under the terms of the modified repayment plan the Company agreed to make payments to the University, not less than quarterly, in an amount equal to 22.5% of any funding received by the Company.  The first quarterly payment was due to the University on April 30, 2010.  These repayment terms were to remain in effect until the outstanding debt was retired.

On December 1, 2010 the Company entered into an agreement (the "Agreement") with OU pursuant to which OU agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 59,000,000 shares ("OU 3DIcon Equity") of the Company's common stock (the "Shares"). As a result of the debt conversion, OU became the holder of approximately 8% of the outstanding common stock of the Company. Pursuant to the Agreement, the Shares are subject to a put option allowing OU to require the Company to purchase certain of the Shares upon the occurrence of certain events. In addition, the Shares are subject to a call option allowing the Company to require OU to sell to the Company the Shares then held by OU in accordance with the terms of the Agreement as follows:

 OU Put Right - If, at any time during the one-year period beginning on the second anniversary of the Effective Date (the "OU Put 1 Period"), the sum of:  (a) the value [stock price times number of shares] of the OU 3DIcon Equity held by OU at such time, plus (b) the proceeds (if any) of prior sales by OU of the OU 3DIcon Equity is less than $100,000, OU shall have the right to put (require 3DIcon or, at 3DIcon's option, another buyer, to redeem or purchase) one tenth (1/10) of the shares described herein for $50,000 plus 7% thereon annually from the Effective Date, less the amount (if any) of proceeds from the sale by OU of OU 3DIcon Equity (the "OU Put 1 Right"). If at any time during the one-year period beginning on the third anniversary of the Effective Date (the "OU Put 2 Period"), the sum of:  (a) the value [stock price times number of shares] of the OU 3DIcon Equity held by OU at such time, plus (b) the proceeds (if any) of prior sales by OU of the OU 3DIcon Equity, including those put according to OU Put 1 Right and if such put occurred, is less than $970,000, OU shall have the right to put (require 3DIcon or, at 3DIcon's option, another buyer, to redeem) the shares for $485,000 plus 7% thereon annually from the Effective Date, less the amount (if any) of proceeds from the sale by OU of OU 3DIcon Equity (the "OU Put 2 Right"). The OU Put right will be exercisable at any time during the Put Period in which the trading price for 3DIcon stock has remained at or less than a trading price such that the sum of the amounts specified in clauses (a) and (b) above is exceeded by $970,000 less the proceeds of sales (if any) by OU of OU 3DIcon Equity for (i) ten consecutive trading days or (ii) twenty of thirty consecutive trading days. If OU puts the stock to 3DIcon as outlined above and OU does not receive the amount due within a 90-day period following a notification period, 3DIcon would be in default under any and all of the OU-3DIcon Agreements.

3DIcon Call Right - At any time during the one-year period following the third anniversary of the Effective Date, 3DIcon shall have the right to call (require OU to sell to 3DIcon) the OU 3DIcon Equity then held by OU for an amount equal to $970,000 less the amount (if any) of the proceeds of prior sales by OU of the OU 3DIcon Equity (the "3DIcon Call Right"). Provided, however, OU shall not be required to pay 3DIcon any amounts it receives as a result of prior sales of the 3DIcon Equity. In the event that 3DIcon elects to exercise the 3DIcon Call Right, 3DIcon will provide OU's Norman Campus Vice-President for Research, General Counsel, and Vice-President for Technology Development with a one hundred twenty day written notice of such intent. Any sales by OU of OU 3DIcon Equity shares during such one hundred twenty day period will not be subject to the 3DIcon Call Right.

The Company has presented the shares outside of deficit in the mezzanine section of the balance sheets, as the Agreement includes put rights, which are not solely within the control of the Company.

The Agreement also amended the existing agreements between the Company and OU such that all intellectual property, including all inventions and or discoveries, patentable or un-patentable, developed before July 28, 2008 by OU under the SRA is owned by OU. All intellectual property, including all inventions and/or discoveries, patentable or un-patentable, developed jointly by the Company and OU at any time is jointly owned by the Company and OU. Finally, all intellectual property developed by the Company after July 28, 2008, including all inventions and or discoveries, patentable or un-patentable, is owned by the Company.

During the years ended December 31, 2010 and 2009, the Company charged operations $43,884 and $64,084, respectively, pursuant to the SRA. At December 31, 2010, the Company owed the University $4,203 in aggregate monthly payments.

Note 5 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company's application for funding of a matching grant titled "800 Million Voxels Volumetric Display", on November 19, 2008. The two-year matching grant, totaling $299,932, had a start date of January 1, 2009. The award is for a maximum of $149,940 for 2009 and the remainder for 2010. The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010. The Company received $96,361 and $35,139 from the grant during the periods ended December 31, 2010 and 2009 respectively. Funding beyond August 31, 2010 is contingent upon satisfactory performance evaluation and the availability of funds.

Note 6 – Consulting Agreements

Concordia Financial Group

The Company entered into a one-year Independent Consulting Agreement with Concordia effective November 1, 2007, and month-to-month thereafter. Under the terms of the agreement Concordia will serve as liaison to Golden State Investors, Inc. and provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advised with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assisted in presentations related to the above services. Concordia will be paid a monthly fee of $15,750. Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia's monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month. Market is defined as the five day average of closing prices immediately preceding the last business day of the calendar month in which the invoiced services were rendered. The Company incurred consulting fees of $189,000 for services from Concordia during the periods ended December 31, 2010 and 2009, the terms of the agreement.

In addition to the cash compensation, and conditioned upon terms of the agreement, the Company granted Concordia on May 1, 2008 and October 1, 2008, the option to purchase 250,000 shares of the Company stock on each date, for a total of 500,000 options, at an exercise price of the average closing price of the stock for the five trading days prior to November 1, 2007 ($.37 per share).  The shares, upon exercise will be freely tradable.  The options expire on the third anniversary of the grant dates, May 1, 2011 and October 1, 2011.  The estimated fair value of the options is $78,391 which was charged to operations in the year ended December 31, 2008.

Note 7 – Debentures Payable

Debentures payable consist of the following:

	December 31, 2010	December 31, 2009
Senior Convertible Debentures:
6.25% Debenture due 2011	$189,120	$463,558
4.75% Debenture due 2011	88,416	93,168
13.0% Debenture due 2011	100,703	100,703
13.0% Debenture due 2011	25,206	-
Total Debentures	403,445	657,429
Less - Current Maturities	(403,445)	(564,261)
Long-term Debentures	$-	$93,168

Securities Purchase Agreement

6.25% Convertible Debenture due December 31, 2011

On November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 to Golden State (the "Debenture"). Pursuant to the terms of the Debenture, Golden State may, at its election, convert all or a part of the Debenture into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State's election to convert, subject to adjustment as provided in the Debenture. In addition, pursuant to the terms of the Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Debenture. The Company filed a registration statement covering the shares to be issued upon conversion of the Debenture. Included in the registration statement were 4.25 million shares issuable on the Debenture based on 2007 market prices and assuming full conversion of the convertible debenture. The registration statement became effective on January 4, 2008.

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of September 30, 2010, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement. At various dates during 2009, $115,043, of the Debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture. At various dates during 2010, $274,438 of the Debenture was converted into 93,196,578 shares of common stock at prices ranging from $0.0027 to $0.004 based on the formula in the convertible debenture. Additionally shares totaling 6,093,396 were issued in payment of $17,062 of accrued interest during 2010.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share. The trading price was at $0.21 or lower on several occasions during and subsequent to the period ended December 31, 2010. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (See Note 14 -Subsequent Events)

4.75% Convertible Debenture due November 3, 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010.

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

Newton, O'Connor, Turner & Ketchum 10% Convertible Debentures

On May 22, 2009, the Company issued to Newton, O'Connor, Turner & Ketchum, a professional corporation ("NOTK") and the legal counsel to the Company through 2008, a 10% convertible debenture in a principal amount of $100,703, due September 30, 2009, and warrants to purchase 4,378,394 shares of the common stock at an exercise price of $0.09 per share through September 30, 2010 and an exercise price of $0.18 per share through September 30, 2014. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2008. The debenture and the warrants were issued in settlement of the indebtedness. The debentures and warrants were recorded at their pro rata fair values in relation to the proceeds received. The warrants were valued at $13,504. The difference between the pro rata fair value and face value of the debenture was charged to operations in 2009. The interest rate on the debenture increased to 13% during 2009 due to the Company not making payments when due.

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

On March 1, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the September 30, 2009 due date of their 10% debenture to March 31, 2010, in consideration for one million (1,000,000) shares of common stock. The shares, which are restricted under SEC Section 144, were valued at 50% of the average of the previous five day closing price on March 1, 2010, which was $0.002 per share totaling $4,140.

On June 1, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the March 31, 2010 due date of their 10% debenture to September 30, 2010 in consideration for one million five hundred thousand (1,500,000) shares of common stock and a reduction in the exercise price of the warrants. The revised price at which the warrant may be exercised shall be $0.045 per share for exercises made during the period between the date of grant and the second anniversary of the revised maturity date, and $0.09 per share for exercises made during the forty-eight month period between the second anniversary of the revised maturity date and the sixth anniversary of the maturity date. The shares, which are restricted under SEC Section 144, were valued at 50% of the average of the previous five day closing price on June 1, 2010, which was $0.004 per share totaling $6,210.

On June 2, 2010, the Company issued to NOTK a second 10% convertible debenture in a principal amount of $25,206, due September 30, 2010, and warrants to purchase 3,360,847 shares of the common stock at an exercise price of $0.045 per share through September 30, 2012 and an exercise price of $0.09 per share through September 30, 2016. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2009. The debenture and the warrants were issued in settlement of the indebtedness.  The interest rate on the debenture increased to 13% during 2009 due to the Company not making payments when due.

Note 8 – Convertible Promissory Notes 5%, Due 2013

In October 2010 the Company issued convertible promissory notes to six persons, in the aggregate, totaling $400,877. The notes mature three years from the date issued. The notes automatically convert to common stock of the Company at $0.034 per share (the "Fixed Conversion Price") prior to March 15, 2011, upon the merger or consolidation of the Company with or into another person, the Company effects any sale of all or substantially all of its assets, any tender or exchange offer of the Company's common stock, or the Company effectively converts into or exchanges the Company's common stock for other securities, cash or property. Additionally, after March 15, 2011, at the option of the holder, the notes are convertible into common stock of the Company at a price per share of $0.0025 (75% of the "Fixed Conversion Price". Interest on the notes accrue from the original issue date at 5% annually, is payable upon maturity or conversion of the notes and such interest may be converted in whole or part to shares of common stock at the effective conversion price.

Note 9 – Common Stock and Paid-In Capital

Pursuant to a special meeting of the stockholders held on August 21, 2009, the stockholders approved the filing of an amendment to the Company's Articles of Incorporation to increase the Company's authorized shares of common stock from 250,000,000 shares, par value $0.0002, to 750,000,000 shares, par value $0.0002.

On November 19, 2010 the Board of Directors of the Company authorized an amendment to the Company's Certificate of Incorporation in order to (i) increase the authorized shares of the Company's common stock from 750,000,000 shares, par value $0.0002 to 1,500,000,000 shares, par value $0.0002, (ii) effect a reverse split of the Company's common stock in a ratio in the range between 1 for 10 and 1 for 25, as will be selected by the Company's Board of Directors (the "Reverse Split"), and (ii) create a series of "blank check" preferred stock consisting of 25,000,000 shares, par value $0.0002. If the Board of Directors elects to implement the Reverse Split at one of the approved ratios, it is authorized to do so until June 1, 2011.

Pursuant to a Subscription Agreement dated October 1, 2008, the Company sold 515,677 shares of the Company's common stock at a per share price equal to 80% of the average closing price during the five (5) days prior to the signing ($.048 per share) and warrants to purchase 257,839 shares of its common stock at a price of $0.20 per share from October 1, 2008 through August 31, 2009, or $0.25 per share from September 30, 2009 through August 31, 2010 to one accredited individual. The Company received $25,000 in cash from the sale. The warrants terminated on August 31, 2010.

Pursuant to Subscription Agreements entered into during March and April 2009, the Company sold 999,999 shares of the Company's common stock at a per share price of $0.03 per share and warrants to purchase 500,000 shares of its common stock at a price of $0.10 per share from closing for a period of twelve months; $0.15 per share for the second subsequent twelve months; or $0.20 per share for the subsequent twelve months to three accredited individuals. The Company received $30,000 in cash from the sale. The 500,000 warrants are valued at $6,579 and the 999,999 shares are valued at $23,421. The warrants terminate three years from date of issue in 2012.

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

On June 18, 2009 the Company entered into Subscription Agreements with two of its directors pursuant to which the two directors purchased 17,941,176 shares of the Company's common stock at a price per share equal to 50% of the average closing price during the five days prior to June 18, 2009 ($0.0068 per share) for aggregate proceeds of $122,000.

Pursuant to Subscription Agreements entered into during October and November 2009, the Company sold 1,666,666 shares of the Company's common stock at a per share price of $0.03 per share and warrants to purchase 16,666,666 shares of its common stock at a price of $0.10 per share from closing for a period of twelve months; $0.25 per share for the second subsequent twelve months and; $0.50 per share for the third subsequent twelve months to two accredited individuals. The Company received $50,000 in cash from the sale. The 16,666,666 warrants are valued at $35,225 and the 1,666,666 shares are valued at $14,775. The warrants terminate three years from date of issue in 2012.

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

On August 27 ,2010, the Company entered into Subscription Agreements with one of its directors pursuant to which the director purchased 5,714,286 shares of the Company's common stock at a price per share equal to 50% of the average closing price during the five days prior to August 27,2 010 ($0.00175 per share) for aggregate proceeds of $10,000.

As of December 31, 2010, there are warrants outstanding to purchase, 500,000 shares of common stock at a price of $0.15 per share through various dates in March and April 2011; or $0.20 per share that expire on various dates in March and April 2012, warrants to purchase 16,666,666 shares of its common stock at a price of $0.10 per share through 2012 at $0.25 per share through 2011 and $0.50 per share through 2012, warrants to purchase 4,378,394 shares of common stock at a price of $0.045 per share through September 30, 2010 and $0.09 per share that expire on September 30, 2015 and, warrants to purchase 3,360,847 shares of common stock at a price of $0.045 per share through June 1, 2011 and $0.09 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 884,160 shares of common stock at a price of $10.90 per share which expire December 31, 2011.

Common stock and options issued for services and liabilities

During 2010 and 2009, shares of common stock totaling 97,684,416 and 68,506,130, respectively, were issued for consulting services for which the Company recognized $232,885 and $538,354 of expense, respectively. Shares of common stock totaling 6,093,396 and 8,310,128 were issued to Golden State for accrued interest due in 2010 and 2009 for which the Company recognized $17,061 and $36,501 in expense, respectively. Shares totaling 59,000,000 and 4,264,706 were issued during 2010 and 2009, respectively, to the University of Oklahoma under the repayment terms of the SRA which were valued at $485,649 and $290,000 (see Note 4). During 2010 and 2009, shares totaling 48,657,897 and 7,000,000, respectively, were issued to employees and consultants for previous services provided to the Company for which the Company reduced accounts payable and accrued liabilities by $214,414 and $33,662, respectively. Additionally, shares totaling 40,000,000 were subscribed but unissued under the terms of an agreement dated December 21, 2010, in payment of accrued salaries and payroll taxes totaling $407,501due Martin Keating, Chairman of the Board of Directors and Judith Keating the secretary of the Company. The shares were issued January 4, 2011.

Options granted

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

On February 9, 2009, the Board of Directors of the Company appointed James N. Welsh to serve as the Company's Interim Chief Operating Officer and Treasurer. His appointment was effective as of March 1, 2009. Under the terms of the consulting agreement, Mr. Welsh was compensated $2,000 per week in either cash or stock. In the event stock was issued for the compensation, it was issued at 50% of the average of the five previous closing prices. During the year ended December 31, 2009, $95,000 was charged to operations and Mr. Welsh was issued 7,119,231 shares in consideration of $61,000 at an average price of $0.009 per share in consideration of his services and was due an additional $34,000 at December 31, 2009 for which 10,250,895 shares of common stock were issued in 2010 as satisfaction of the amount. The Company accepted the resignation of Mr. Welsh effective August 2, 2010.

Employment Agreement - On July 28, 2008, the Company entered into an Employment Agreement with Dr. Hakki Refai (the "Employment Agreement") pursuant to which Dr. Refai has agreed to serve as the Chief Technology Officer of the Company. Dr. Refai's employment under the Employment Agreement commenced on October 1, 2008 and will continue for a term of one year from October 1, 2008, the date on which he became a full-time employee of the Company. The term of the Employment Agreement will automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the Employment Agreement. On March 25, 2009, the Company entered into an agreement with Dr. Hakki Refai pursuant to which the Company agreed to remove the time constraints on the technical milestone achievements whereby the issuance of the 3,500,000 milestone options will be solely upon the achievement of the milestones.

On May 11, 2010, the Board of Directors of the Company agreed to immediately vest the 3,500,000 milestone options. The total value of the options was $268,979 of which $100,867 was charged to operations in 2008. The remaining value of $168,112 was charged to operations in the second quarter of 2010.

The following represents the material terms of the Employment Agreement:

•
Annual salary of $175,000 until the achievement of certain technical milestones as provided in the Employment Agreement (the "Technical Milestones"). Upon achievement of the Technical Milestones, the annual salary shall increase to $200,000;

•
Commission which shall not exceed 3% of sales of the Company's Pixel Precision™ and CSpace™ technologies products, which commission shall not exceed $30,000 for the 12 month period commencing on October 1, 2008 and $50,000 for the 12 month period commencing on October 1, 2009; and

•	Grant of 5,000,000 incentive stock options with a term of 10 years and an exercise price of $0.085 per share which vest as follows:

1.	The first installment of 500,000 options, valued at $33,622, were vested and exercisable on October 1, 2008, the date Dr. Refai commenced full-time employment;

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

Board of Directors – On June 22, 2010, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $100,000 for each of the three non-employee Board members; using standard evaluation methods. The Board granted options to purchase an aggregate of 57,529,455 shares to its three non-employee Board members; the exercise price for each option is $0.005 per share. The options expire at the end of ten years. The $250,000 (one Board member received one-half the amount due to his resignation in mid-year) compensation is for services on the Board during all or part of the calendar year 2010 and is deemed fully vested on the date of the grant. Operations were charged with $250,000 for the year ended December 31, 2010.

The following summary reflects warrant and option activity for the year ended December 31, 2010:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2009	21,802,900	931,683	13,536,540
Granted	3,360,847	-	57,529,455
Exercised	-	(47,523)	-
Cancelled	(257,839)	-	-
Outstanding December 31, 2010	24,905,908	884,160	71,065,995

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

Note 10 – Incentive Stock Plan

In September 2009 the Company established the 3DIcon Corporation 2009 Incentive Stock Plan (the "2009 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2009 Plan shall not exceed 50,737,115 shares. The shares are included in a registration statement filed September 23, 2009. Shares totaling 36,315,103 were issued from the Plan during the year ended December 31, 2009 for services rendered to the Company. The remaining shares totaling 14,422,012 were issued from the amended 2009 Plan by February 28, 2010 for services rendered to the Company. There are currently no shares available for issuance under the 2009 Plan.

In February 2010 the Company established the 3DIcon Corporation 2010 Incentive Stock Plan (the "2010 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 Plan shall not exceed seventy-five million (75,000,000) shares. The shares are included in a registration statement filed February 26, 2010. Shares totaling 71,910,973 were issued from the 2010 Plan during the period ended December 31, 2010 for services rendered and to satisfy accounts payable to the Company leaving a balance of 3,089,027 shares available for issuance under the 2010 Plan at December 31, 2010 (see Note 14).

In June 2010 the Company established the 3DIcon Corporation 2010 Equity Incentive Stock Plan (the "2010 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 EIP shall not exceed sixty million (60,000,000) shares. The shares are included in a registration statement filed June 24, 2010. Shares totaling 58,509,328 were issued from the 2010 EIP during the period ended December 31, 2010 for services rendered and to satisfy accounts payable to the Company. There are currently 1,490,672 shares available for issuance under the 2010 EIP (see Note 14).

Note 11 – Office Lease

The Company signed an Office Lease Agreement (the "Agreement") on April 24, 2008. The Agreement commences on June 1, 2008 and expires June 1, 2011. At December 31, 2010, minimum future lease payments to be paid annually under the three year non-cancellable operating lease for office space is $11,575.

Note 12 – Income Taxes

At December 31, 2010 and 2009, the Company had accumulated net operating losses of approximately $11,000,000 and $9,500,000, respectively, available to reduce future federal and state taxable income. Unless utilized, the loss carry forward amounts will begin to expire in 2013.

Deferred tax assets resulting from the operating loss carry forward, are reduced by a valuation allowance.

The deferred tax asset consisted of the following:

	December 31,	December 31,
	2010	2009
Loss carry forward amount	$11,000,000	$9,500,000
Effective tax rate	38%	38%
Deferred tax asset	4,180,000	3,610,000
Less valuation allowance	(4,180,000)	(3,610,000)
Net deferred taxes	$-	$-

Note 13 – Related Party Transaction

3DIcon engaged the law firm of Newton, O'Connor, Turner & Ketchum as its outside corporate counsel from 2005 through 2008 and for certain legal services subsequent to 2008.  John O'Connor, a director of 3DIcon, is the Chairman of Newton, O'Connor, Turner & Ketchum. During the years ended December 31, 2010 and 2009, the Company incurred legal fees to Newton, O'Connor, Turner & Ketchum in the amount of $22,287and $41,509 respectively.

Note 14 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended December 31, 2010 and subsequent to December 31, 2010. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to December 31, 2010 Golden State converted $20,000 of the 6.25% convertible debenture into 3,367,003 shares of common stock at $0.0059 per share under the terms of the securities purchase agreements.

Subsequent to December 31, 2010 Golden State converted $2,100 of the 4.75% convertible debenture into 15,077,039 shares of common stock at $0.0001 per share and exercised 21,000 warrants at $10.90 per share for $228,900 and advanced $250,000 for future exercise of warrants under the terms of the securities purchase agreements.

Newton, O'Connor, Turner & Ketchum 10% convertible debenture due September 30, 2009

On March 30, 2011, Newton, O'Connor, Turner & Ketchum agreed to extend the due date of their 10% debenture to April 30, 2011 in consideration for 200,000 shares of common stock. The shares were valued at 50% of the average of the previous five day closing price, which was $0.033 per share totaling $6,644 and will be charged to operations in March 2011.

Common stock and paid in capital

Concordia was issued 28,265,384 shares of common stock in payment of $47,250 for September, October and November 2010 services under the consulting agreement. Dr. Hakki Refai was issued 17,000,000 shares valued at $0.006 per share in payment of accrued salary and payroll taxes of $103,496. Common shares totaling 7,573,228 were issued to vendors in payment of $57,047 for services.

Incentive Stock Plans

In January 2011 the Company established the 3DIcon Corporation 2011 Equity Incentive Plan (the "2011 EIP"). The 2011 EIP is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the 2011 EIP thereby providing participants with a proprietary interest in the growth and performance of the Company. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed one hundred million (100,000,000) shares. The shares are included in a registration statement filed January 14, 2011. Shares totaling 30,765,384 were issued from the 2011 EIP subsequent to December 31, 2010 for services rendered and to satisfy accounts payable to the Company. There are currently 69,234,616 shares available for issuance under the 2011 EIP.