Form 10-Q
period 2011-03-31
3DICON CORP
filed 2011-05-16
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐   No ☒

As of May 16, 2011, the issuer had 1,126,884,410 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$850,770	$367,101
Prepaid expenses	19,250	21,771
Accounts receivable	30,000	7,092
Total current assets	900,020	395,964

Net property and equipment	14,167	15,709
Deposits-other	2,315	2,315
Total Assets	$916,502	$413,988

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$290,714	$403,445
Warrant exercise advances	164,782	-
Accounts payable	223,520	203,590
Accrued salaries	-	501,362
Accrued interest on debentures	32,772	41,174
Total current liabilities	711,788	1,149,571

Promissory notes, 5%, due 2013	150,877	400,878
Accrued interest due 2013	3,103	4,120
Long term debt	153,980	404,998

Total Liabilities	865,768	1,554,569

Common stock subject to put rights and call right, 59,000,000 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 995,926,753 and 757,539,307 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	199,185	151,508
Additional paid-in capital	13,823,159	12,322,913
Deficit accumulated during development stage	(14,457,259)	(14,100,651)
Total Stockholders' Deficiency	(434,915)	(1,626,230)
Total Liabilities and Stockholders' Deficiency	$916,502	$413,988

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three months ended March 31, 2011 and 2010
and Period from Inception (January 1, 2001) to March 31, 2011
(unaudited)

	Three Months	Three Months
	Ended	Ended	Inception to
	March 31,	March 31,	March 31,
	2011	2010	2011
Income:
License fee	$-	$-	$25,000
Grant income	30,000	10,278	161,501
Sales	3,000	-	40,797

Total income	33,000	10,278	227,298

Expenses:
Research and development	65,003	73,969	3,281,003
General and administrative	296,252	233,455	10,977,546
Interest	28,353	20,691	426,008

Total expenses	389,608	328,115	14,684,557

Net loss	$(356,608)	$(317,837)	$(14,457,259)

Loss per share:
Basic and diluted	$(0.0004)	$(0.001)

Weighted average shares outstanding, Basic and diluted	889,646,445	384,915,912

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period from Inception (January 1, 2001) to March 31, 2011
(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Accrue compensation earned but unrecorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period from Inception (January 1, 2001) to March 31, 2011
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period from Inception (January 1, 2001) to March 31, 2011
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants exercised	54,000	10	588,589	-	588,599
Debentures converted	147,539,923	29,508	345,892	-	375,400
Stock issued for services	2,700,000	540	37,933	-	38,473
Stock issued for liabilities	90,338,612	18,068	522,209	-	540,277
Stock issued for interest	2,065,377	413	4,761	-	5,174
Escrowed shares cancelled	(4,310,466)	(862)	862	-	-
Net loss for the period	-	-	-	(356,608)	(356,608)
Balance, March 31, 2011	995,926,753	$199,185	$13,823,159	$(14,457,259)	$(434,915)

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2011 and 2010
and Period from Inception (January 1, 2001) to March 31, 2011
(unaudited)

	Three Months	Three Months	Inception to
	Ended March 31,	Ended March 31,	March 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(356,608)	$(317,837)	$(14,407,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	-	2,346,978
Stock issued for services	38,473	72,050	1,921,263
Stock issued for interest	17,842	-	116,563
Book value of assets retired	-	-	5,861
Amortization of debt issuance costs	-	10,039	170,414
Depreciation	1,542	1,541	22,503
Change in:
Impairment of assets	-	-	292,202
Prepaid expenses and other assets	(20,387)	(21,577)	(299,965)
Accounts payable and accrued liabilities	52,807	142,925	1,946,685

Net cash used in operating activities	(266,331)	(112,859)	(7,884,755)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(42,531)
Net cash used in investing activities	-	-	(42,531)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	750,000	150,000	4,468,455
Proceeds from issuance of debentures and notes	-	-	4,309,591

Net cash provided by financing activities	750,000	150,000	8,778,046

Net increase in cash	483,669	37,141	850,760
Cash, beginning of period	367,101	1,118	10

Cash, end of year	$850,770	$38,259	$850,770

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$375,400	$230,709	$3,929,534
Cash paid for interest	$31,581	$-	$293,735
Stock issued to satisfy payables	$540,277	$-	$1,953,435
Debenture issued to satisfy payable	$-	$-	$125,909
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Three months ended March 31, 2011 and 2010
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2011, and the statements of its operations for the three months ended March 31, 2011 and 2010, and the period from inception (January 1, 2001) to March 31, 2011, and cash flows for the three-month periods ended March 31, 2011 and 2010, and the period from inception (January 1, 2001) to March 31, 2011, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Revenue Recognition

Revenues from software license fees are accounted for in accordance with Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition”.  The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Grant revenue is recognized when earned.

Recent Accounting Pronouncements

Based on management's assessment no new accounting standards, if adopted, would have a material impact on the accompanying financial statements.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis.  The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses.

The Company has realized a cumulative net loss of $14,457,259 for the period from inception (January 1, 2001) to March 31, 2011, and a net loss of $356,608 and $317,837 for the three months ended March 31, 2011 and 2010, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Under the terms of the Golden State debentures, as further described in Note 4, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in November 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to ten times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of March 31, 2011 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $981,000 in funding from Golden State as a result of warrant exercises during the remainder of the year ended December 31, 2011.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $138,499 of grant funds to be provided during 2011.  (see Note 3)

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

Note 2 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

On April 20, 2004, we entered into a Sponsored Research Agreement entitled "Investigation of Emerging Digital Holography Technologies" ("Phase I") with the University of Oklahoma (the “University” or “OU”), which expired October 19, 2004. We paid the University $14,116 pursuant to this agreement. The purpose of this agreement was to conduct a pilot study to investigate digital holography as a candidate technology for the development of three-dimensional ("3D") imaging and visualization systems and to investigate the current state-of-the-art research and development activities taking place in the field of digital holography, particularly emerging technologies. The scope of work for the study encompassed the following tasks:

•	Literature review to determine key leading edge research in relevant areas;
•	Review of related commercial products to identify technological approaches and potential competitors and/or partners;
•	Preliminary patent review; and
•	Recommendations for product research and development directions.

On July 15, 2005, we entered into a Sponsored Research Agreement (“Phase II”) with the University, which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies" and the Company agreed to pay the University $453,584 at various dates from November 10, 2005 through July 15, 2006 to cover the costs of the research. The goals for this research were as follows:

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

The final payment of $226,792, due on July 15, 2006, was not paid. On November 1, 2006 the SRA was modified to provide $125,259 additional funding, extend the term of the agreement through March 31, 2007, and revise the payment schedule to combine the July 15, 2006 remaining balance due of $226,792 with the additional funding into a revised payment schedule. Under the terms of the agreement, we agreed to pay the combined remaining obligation of $352,051 in four equal monthly installments of $88,013 beginning on December 31, 2006 through March 31, 2007.

On February 23, 2007, we entered into a SRA with the University ("Phase III") which expired on March 31, 2010. Under this agreement, the University conducted a research project entitled "3-Dimensional Display Development".  We agreed to pay the University $3,468,595 in monthly installments ranging from $92,263 to $112,777 beginning on April 30, 2007 and ending on March 31, 2010.

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

OU Put Right - If, at any time during the one-year period beginning on the second anniversary of the Effective Date (the "OU Put 1 Period"), the sum of:  (a) the value [stock price times number of shares] of the OU 3DIcon Equity held by OU at such time, plus (b) the proceeds (if any) of prior sales by OU of the OU 3DIcon Equity is less than $100,000, OU shall have the right to put (require 3DIcon or, at 3DIcon's option, another buyer, to redeem or purchase) one tenth (1/10) of the shares described herein for $50,000 plus 7% thereon annually from the Effective Date, less the amount (if any) of proceeds from the sale by OU of OU 3DIcon Equity (the "OU Put 1 Right"). If at any time during the one-year period beginning on the third anniversary of the Effective Date (the "OU Put 2 Period"), the sum of:  (a) the value [stock price times number of shares] of the OU 3DIcon Equity held by OU at such time, plus (b) the proceeds (if any) of prior sales by OU of the OU 3DIcon Equity, including those put according to OU Put 1 Right and if such put occurred, is less than $970,000, OU shall have the right to put (require 3DIcon or, at 3DIcon's option, another buyer, to redeem) the shares for $485,000 plus 7% thereon annually from the Effective Date, less the amount (if any) of proceeds from the sale by OU of OU 3DIcon Equity (the "OU Put 2 Right"). The OU Put 2 right will be exercisable at any time during the OU Put 2 Period in which the trading price for 3DIcon stock has remained at or less than a trading price such that the sum of the amounts specified in clauses (a) and (b) above is exceeded by $970,000 less the proceeds of sales (if any) by OU of OU 3DIcon Equity for (i) ten consecutive trading days or (ii) twenty of thirty consecutive trading days. If OU puts the stock to 3DIcon as outlined above and OU does not receive the amount due within a 90-day period following a notification period, 3DIcon would be in default under any and all of the OU-3DIcon Agreements.

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

The Company has presented the shares outside of stockholders’ deficiency in the mezzanine section of the balance sheets, as the Agreement includes put rights, which are not solely within the control of the Company.

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

During the three-month periods ended March 31, 2011 and 2010, the Company charged operations $8,456 and $14,141, respectively, pursuant to the SRA.

Note 3 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company earned $30,000 and $10,278 from the grant during the periods ended March 31, 2011 and 2010, and $161,501 inception to date.  The Company received approval for our no cost extension request for the second year of the contract. With the new modification, the second year ends on August 31, 2011.

Note 4 – Debentures Payable

Debentures payable consist of the following:

	March 31, 2011	December 31, 2010
Senior Convertible Debentures:
6.25% Debenture due 2011	$81,789	$189,120
4.75% Debenture due 2011	83,016	88,416
13.0% Debenture due 2011	100,703	100,703
13.0% Debenture due 2011	25,206	25,206
Total Debentures	290,714	403,445
Less - Current Maturities	(290,714)	(403,445)
Long-term Debentures	$-	$-

6.25% Convertible Debenture due December 31, 2011

On November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 (the “Debenture”) to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors (“Golden Gate”). Pursuant to the terms of the Debenture, Golden State may, at its election, convert all or a part of the Debenture into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State's election to convert, subject to adjustment as provided in the Debenture. In addition, pursuant to the terms of the Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Debenture. The Company filed a registration statement covering the shares to be issued upon conversion of the Debenture. Included in the registration statement were 4.25 million shares issuable on the Debenture based on 2007 market prices and assuming full conversion of the convertible debenture. The registration statement became effective on January 4, 2008.

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of September 30, 2010, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement. At various dates during 2009, $115,043, of the Debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture. At various dates during 2010, $274,438 of the Debenture was converted into 93,196,578 shares of common stock at prices ranging from $0.0027 to $0.004 based on the formula in the convertible debenture. Shares totaling 6,093,396 were issued in payment of $17,062 of accrued interest during 2010. At various dates during 2011, $120,000 of the Debenture was converted into 9,124,055 shares of common stock at prices ranging from $0.006 to $0.017 based on the formula in the convertible debenture. Additionally $12,669 of accrued interest due through March 15, 2011 was added to the debenture balance during the three-months period ended March 31, 2011. The 4,310,449 shares remaining in escrow and reported as outstanding at December 31, 2010 were cancelled in the first quarter of 2011.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share. The trading price was at $0.21 or lower on several occasions during and subsequent to the period ended March 31, 2011. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (see Note 10 - Subsequent Events)

4.75% Convertible Debenture due November 3, 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $5,400 of the $100,000 debenture into 38,615,468 shares of common stock, exercised warrants to purchase 54,000 shares of common stock at $10.90 per share and applied $3,382 of accrued interest and advanced $750,000 against future exercises of warrants of which $588,589 was applied to the exercise of warrants leaving $164,782 of unapplied advances at March 31, 2011.

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

On March 1, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the September 30, 2009 due date of their 13% debenture to March 31, 2010, in consideration for one million (1,000,000) shares of common stock. The shares, which are restricted under SEC Section 144, were valued at 50% of the average of the previous five day closing price on March 1, 2010, which was $0.002 per share totaling $4,140.

On June 1, 2010, Newton, O'Connor, Turner & Ketchum agreed to extend the March 31, 2010 due date of their 13% debenture to September 30, 2010 in consideration for one million five hundred thousand (1,500,000) shares of common stock and a reduction in the exercise price of the warrants. The revised price at which the warrant may be exercised shall be $0.045 per share for exercises made during the period between the date of grant and the second anniversary of the revised maturity date, and $0.09 per share for exercises made during the forty-eight month period between the second anniversary of the revised maturity date and the sixth anniversary of the maturity date. The shares, which are restricted under SEC Section 144, were valued at 50% of the average of the previous five day closing price on June 1, 2010, which was $0.004 per share totaling $6,210.

On March 31, 2011, Newton, O'Connor, Turner & Ketchum agreed to extend the September 30, 2010 due date of their 13% debenture to April 30, 2011 in consideration for two hundred thousand (200,000) shares of common stock and an extension of the exercise dates of the warrants. The revised dates at which the warrant may be exercised shall be $0.045 per share for exercises made during the period between the date of grant and the second anniversary of the revised maturity date, and $0.09 per share for exercises made during the forty-eight month period between the second anniversary of the revised maturity date and the sixth anniversary of the revised maturity date. The shares, which are restricted under SEC Section 144, were valued at 50% of the average of the previous five day closing price on March 31, 2011, which was $0.07 per share totaling $14,048.

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

Note 5 – Convertible Promissory Notes 5%, Due 2013

In October 2010, the Company issued 5% Convertible Promissory Notes (the “Notes”) to six persons, in the aggregate, totaling $400,877. The Notes mature three years from the date issued. The Notes automatically convert to common stock of the Company at $0.034 per share (the "Fixed Conversion Price") prior to March 15, 2011, upon the merger or consolidation of the Company with or into another person, the Company effects any sale of all or substantially all of its assets, any tender or exchange offer of the Company's common stock, or the Company effectively converts into or exchanges the Company's common stock for other securities, cash or property. Additionally, after March 15, 2011, at the option of the holder, the Notes are convertible into common stock of the Company at a price per share of $0.0025 (75% of the "Fixed Conversion Price"). Interest on the Notes accrue from the original issue date at 5% annually, is payable upon maturity or conversion of the Notes and such interest may be converted in whole or part to shares of common stock at the effective conversion price.

During 2011, four individuals converted $250,000 of the $400,877 Notes and accrued interest of $5,174 into 101,865,777 shares of common stock at $0.0025 per share leaving $150,877 of outstanding promissory Notes at March 31, 2011.  The shares are restricted under SEC Section 144.

Note 6 – Common Stock and Paid-In Capital

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

As of March 31, 2011, there are warrants outstanding to purchase, 500,000 shares of common stock at a price of $0.20 per share that expire on various dates in March and April 2012, warrants to purchase 16,666,666 shares of its common stock at a price of $0.10 per share through 2012 at $0.25 per share through 2011 and $0.50 per share through 2012, warrants to purchase 4,378,394 shares of common stock at a price of $0.045 per share through April 30, 2012 and $0.09 per share that expire on April 30, 2016 and, warrants to purchase 3,360,847 shares of common stock at a price of $0.045 per share through June 1, 2011 and $0.09 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 830,160 shares of common stock at a price of $10.90 per share which expire December 31, 2011.

Common stock and options issued for services and liabilities

The law firm of Newton, O’Connor, Turner & Ketchum was issued shares totaling 200,000 on March 31, 2011, in consideration of extending the due date of the 13% convertible debenture due September 30, 2010 to April 30, 2011.

During the three-month periods ended March 31, 2011 and 2010, shares of common stock totaling 2,500,000 and 25,849,318, respectively were issued for consulting services for which the Company recognized $24,425 and $72,050 of expense, respectively.  Additionally, during the period ending March 31, 2011 and 2010, shares totaling 33,338,612 and 21,452,387, respectively were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $79,871 and $98,709, respectively.  Shares totaling 57,000,000, which are restricted under SEC Section 144, were issued in January and February 2011 in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.

The following summary reflects warrant and option activity for the period ended March 31, 2011:
	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2010	24,905,908	884,160	71,065,995
Granted	-	-	-
Exercised	-	(54,000)	-
Cancelled	-	-	-

Outstanding March 31, 2011	24,905,908	830,160	71,065,995

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

Note 7 – Incentive Stock Plan

In February 2010 the Company established the 3DIcon Corporation 2010 Incentive Stock Plan (the "2010 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 Plan shall not exceed seventy-five million (75,000,000) shares. The shares are included in a registration statement filed February 26, 2010. Shares totaling 71,910,973 were issued from the 2010 Plan during the period ended December 31, 2010 for services rendered and to satisfy accounts payable to the Company. Shares totaling 3,089,027 were issued from the 2010 Plan during the period ended March 31, 2011 for services rendered and to satisfy accounts payable to the Company. There are no shares available for issuance under the 2010 Plan.

In June 2010 the Company established the 3DIcon Corporation 2010 Equity Incentive Stock Plan (the "2010 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 EIP shall not exceed sixty million (60,000,000) shares.  The shares are included in a registration statement filed June 24, 2010. Shares totaling 58,509,328 were issued from the 2010 EIP during the period ended December 31, 2010 for services rendered and to satisfy accounts payable to the Company. Shares totaling 1,490,672 were issued from the 2010 EIP during the period ended March 31, 2011 for services rendered and to satisfy accounts payable to the Company.  There are no shares available for issuance under the 2010 EIP.

In January 2011 the Company established the 3DIcon Corporation 2011 Equity Incentive Stock Plan (the "2011 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed one hundred million (100,000,000) shares.  The shares are included in a registration statement filed January 14, 2011. Shares totaling 35,008,913 were issued from the 2011 EIP during the period ended March 31, 2011 for services rendered and to satisfy accounts payable to the Company. There are currently 64,991,087 shares available for issuance under the 2011 EIP.

Note 8 – Office Lease

The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. The Lease Agreement commenced on June 1, 2008 and expires June 1, 2011. On March 8, 2011 the Lease Agreement was amended to extend the expiration date to May 31, 2012.  At March 31, 2011, minimum future lease payments to be paid annually under the non-cancellable operating lease for office space are as follows:

2011	$20,832
2012	$11,573
Total	$32,405

Note 9 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended March 31, 2011 and 2010, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $29,461 and $3,565 respectively.

Note 10 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended March 31, 2011 and subsequent to March 31, 2011.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Newton, O'Connor, Turner & Ketchum 13% convertible debenture due March 31, 2011

On April 30, 2011, Newton, O'Connor, Turner & Ketchum agreed to convert their 13% convertible debentures and accrued interest, which totaled in the aggregate $159,842 into 18,972,186 common shares of the Company’s common stock, at an average price per share of $0.008, under the terms of the convertible debentures. The shares are restricted under SEC Section 144.

5% Convertible Promissory Note

On May 5, 2011, the remaining note holders converted their 5% Promissory Notes and accrued interest, which totaled in the aggregate $154,723 into 61,765,876 common shares of the Company’s common stock at $0.0025 per shares, under the terms of the promissory notes. The shares are restricted under SEC Section 144.

Common stock issued for services and liabilities

Subsequent to March 31, 2011 shares of common stock totaling 3,000,000 were issued for consulting services for which the Company recognized $72,765 of expense.  Additionally, shares totaling 7,191,781 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $15,750.

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the first modification, the first year ended on August 31, 2010.  The award was for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company earned $30,000 and $10,278 from the grant during the periods ended March 31, 2011 and 2010, and $161,501 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract. With the new modification, the second year ends on August 31, 2011.

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

The primary objective for 2011 is to develop, produce, and gain FDA approval of a prototype CSpace single-color video display, in the form of a dome or alternately-shaped transparent enclosure not less than 8” in diameter, which can be viewed without operational safety controls (e.g., goggles), in moderately-bright room lighting, uniformly over 360° and from the top.  The prototype display will satisfy the requirements of ISO 9241-303 for single-color direct-view displays.  The associated research and development objectives for the 2011 calendar year are as follows. The work will mainly be done by the Company and professional consultants:

I. Static Volumetric Display (“CSpace®™”)

•	Continue work on development of up-conversion materials.
•	Synthesize non-toxic, non-flammable liquid media suitable for dispersion of display materials.
•	Develop optical metrology laboratory at OU for testing display materials and components.
•	Develop optical, thermal, and packaging designs for the prototype.
•	Continue software development to enhance CSpace®™ with the capability of displaying near real time 3D images.

II. By-Product Technologies

•	Continue to generate revenue from Pixel Precision™ the DMD Control Software for DMD Application development markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenue

The Company earned $30,000 from the OCAST grant during the three months ended March 31, 2011.

We have launched our first software product Pixel Precision™.

We have earned income of $3,000 and $-0- before commissions and costs from the sales of Pixel Precision™ for the three-months ended March 31, 2011 and March 31, 2010, respectively.

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

Research and Development Expenses

The research and development expenses were $65,003 for the three months ended March 31, 2011, as compared to $73,969 for the three months ended March 31, 2010.  The decrease was a result of the reduction in direct costs incurred with OU under the SRA activities.

General and Administrative Expenses

Our general and administrative expenses were $296,252 for the three months ended March 31, 2011 as compared to $233,455 for the three months ended March 31, 2010.  The increase is due primarily to auditing fees, consultants and transfer agency fees incurred for SEC filings.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $28,353 as compared to $20,691 for the three months ended March 31, 2010.  The net increase was a result of a decrease in interest expense of $6,386 due to the decrease in the amounts outstanding on our convertible debentures and an increase of $14,000 in interest costs for the extension of the Newton, O'Connor, Turner & Ketchum 13% Convertible Debentures.

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

We had net cash of $850,770 at March 31, 2011.

We had positive working capital of $188,232 at March 31, 2011.

During the three months ended March 31, 2011, we used $266,331 of cash for operating activities, an increase of $153,472 or 136% compared to the three months ended March 31, 2010. The increase in the use of cash for operating activities was a result of the significant reduction in accounts payable and accrued salaries.

There was no cash used in investing activities during the three months ended March 31, 2011 or for the three months ended March 31, 2010.

Cash provided by financing activities during the three months ended March 31, 2011 was $750,000, an increase of $600,000 or 400% compared to the three months ended March 31, 2010.  The increase was the result of warrant exercise advances from Golden State under the terms of our 4.75% convertible debenture.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted. The warrants are exercisable at $10.90 per share. Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $5,400 of the $100,000 debenture into 38,615,468 shares of common stock, exercised warrants to purchase 54,000 shares of common stock at $10.90 per share and applied $3,382 of accrued interest and advanced $750,000 against future exercises of warrants of which $588,589 was applied to the exercise of warrants leaving $164,782 of unapplied advances at March 31, 2011.

The Oklahoma Center for the Advancement of Science and Technology approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  We received approval for our no cost extension request for the first year of the contract. With the first modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company earned  $30,000 and $10,278 from the grant during the periods ended March 31, 2011 and 2010, and $161,501 from inception to date.  We received approval for our no cost extension request for the second year of the contract. With the new modification, the second year ends on August 31, 2011.

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

Subsequent Events

 Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended March 31, 2011 and subsequent to March 31, 2011.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Newton, O'Connor, Turner & Ketchum 13% convertible debenture due March 31, 2011

On April 30, 2011, Newton, O'Connor, Turner & Ketchum agreed to convert their 13% convertible debentures and accrued interest, which totaled in the aggregate $159,842 into 18,972,186 common shares of the Company’s common stock, at an average price per share of $0.008, under the terms of the convertible debentures. The shares are restricted under SEC Section 144.

5% Convertible Promissory Note

On May 5, 2011, the remaining note holders converted their 5% Promissory Notes and accrued interest, which totaled in the aggregate $154,623 into 61,765,876 common shares of the Company’s common stock at $0.0025 per shares, under the terms of the promissory notes. The shares are restricted under SEC Section 144.

Common stock issued for services and liabilities

Subsequent to March 31, 2011 shares of common stock totaling 3,000,000 were issued for consulting services for which the Company recognized $72,765 of expense.  Additionally, shares totaling 7,191,781 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $15,750.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.   Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2011, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2011, Newton, O'Connor, Turner & Ketchum agreed to extend the September 30, 2010 due date of their 13% debenture to April 30, 2011 in consideration for two hundred thousand  (200,000) shares of common stock and an extension of the exercise dates of the warrants.

In January and February 2011 shares totaling 57,000,000 were issued in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.

During the first quarter of 2011, four individuals converted $250,000 of the 5% Promissory Notes and accrued interest of $5,174 into 101,865,777 shares of common stock at $0.0025 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed And Reserved).

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

3DICON CORPORATION

/s/ Martin Keating
May 16, 2011	Martin Keating
Chief Executive Officer
(Principal Executive and Accounting Officer)