Form 10-Q
period 2011-06-30
3DICON CORP
filed 2011-08-12
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☐   No ☒

As of August 10, 2011, the issuer had 1,154,988,693 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	F-2

Statements of Operations for the three and six months ended June 30, 2011 and 2010 and period from inception (January 1, 2001) to June 30, 2011 (Unaudited)	F-3

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to June 30, 2011 (Unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and period from inception (January 1, 2001) to June 30, 2011 (Unaudited)	F-5

Notes to Financial Statements	F-6

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS
June 30, 2011 and December 31, 2010
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$572,186	$367,101
Prepaid expenses	31,435	21,771
Accounts receivable	22,850	7,092
Total current assets	626,471	395,964

Net property and equipment	11,958	15,709
Deposits-other	2,315	2,315
Total Assets	$640,744	$413,988

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$164,804	$403,445
Warrant exercise advances	164,782	-
Accounts payable	253,308	203,590
Accrued salaries	-	501,362
Accrued interest on debentures	-	41,174
Total current liabilities	582,894	1,149,571

Convertible promissory notes, 5%, due 2013	-	400,878
Accrued interest due 2013	-	4,120
Long term debt	-	404,998

Total Liabilities	582,894	1,554,569

Common stock subject to put rights and call right, 59,000,000 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 1,090,726,578 and 757,539,307 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	218,145	151,508
Additional paid-in capital	14,400,379	12,322,913
Deficit accumulated during development stage	(15,046,323)	(14,100,651)
Total Stockholders' Deficiency	(427,799)	(1,626,230)
Total Liabilities and Stockholders' Deficiency	$640,744	$413,988

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010
and Period from Inception (January 1, 2001) to June 30, 2011
(Unaudited)

	Three Months	Three Months	Six Months		Six Months
	Ended	Ended	Ended		Ended	Inception to
	June 30, 2011	June 30, 2010	June 30, 2011		June 30, 2010	June 30, 2011
Income:
License fee	$-	$-	$-		$-	$25,000
Sales	-	4,300	3,000		4,300	40,797
Grant income	24,889	18,487	54,889		28,765	186,390

Total income	24,889	22,787	57,889		33,065	252,187

Expenses:
Research and development	183,193	246,090	283,627		320,059	3,499,627
General and administrative	426,112	303,029	686,933		536,485	11,368,227
Interest	4,647	16,607	33,001		37,298	430,656

Total expenses	613,952	565,726	1,003,561		893,842	15,298,510

Net loss	$(589,063)	$(542,939)	$(945,672	) )	$(860,777)	$(15,046,323)

Loss per share:
basic and diluted	$(0.001)	$(0.001)	$(0.001)		$(0.002)

Weighted average shares outstanding, basic and diluted	1,102,198,888	466,963,229	996,509,835		426,166,215

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
Period from Inception (January 1, 2001) to June 30, 2011
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrued stock compensation earned but unissued	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrued stock compensation earned but unissued	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Accrued stock compensation earned but unissued	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)

Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	3,923,962	784	607,815	-	608,599
Debentures converted	223,248,851	44,650	607,537	-	652,187
Stock issued for services	5,700,000	1,140	110,098	-	111,238
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock-based compensation	-	-	173,100		173,100
Net loss for the period	-	-	-	(945,672)	(945,672)
Balance, June 30, 2011	1,090,726,578	$218,145	$14,400,379	(15,046,323)	$(427,799)

See notes to financial statements

3Dicon CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2011 and 2010
and Period from Inception (January 1, 2001) to June 30, 2011
(Unaudited)

	Six Months	Six Months	Inception to
	Ended June 30,	Ended June 30,	June 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(945,672)	$(860,777)	$(15,046,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	173,100	-	2,520,078
Stock issued for services	111,238	293,113	1,994,028
Stock issued for interest	42,952	113,025	141,673
Book value of assets retired	668	-	6,529
Amortization of debt issuance costs	-	16,706	170,414
Depreciation	3,083	3,083	24,044
Impairment of assets	-	-	292,202

Change in:
Prepaid expenses and other assets	(25,422)	(42,100)	(305,000)
Accounts payable and accrued liabilities	75,138	275,149	2,019,339

Net cash used in operating activities	(564,915)	(201,801)	(8,183,339)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(42,531)
Net cash used in investing activities	-	-	(42,531)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants, options and warrant exercise advances	770,000	202,240	4,488,455
Proceeds from issuance of debentures and notes	-	-	4,309,591

Net cash provided by financing activities	770,000	202,240	8,798,046

Net increase in cash	205,085	439	572,176
Cash, beginning of period	367,101	1,118	10

Cash, end of year	$572,186	$1,557	$572,186

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$652,187	$13,553	$4,206,321
Cash paid for interest	$5,245	$-	$293,735
Stock issued to satisfy payables	$556,027	$159,141	$1,987,253
Debenture issued to satisfy payable	$-	$-	$125,909
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3Dicon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2011, and the statements of its operations for the three and six months ended June 30, 2011 and 2010, and the period from inception (January 1, 2001) to June 30, 2011, and cash flows for the six month periods ended June 30, 2011 and 2010, and the period from inception (January 1, 2001) to June 30, 2011, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $15,046,323 for the period from inception (January 1, 2001) to June 30, 2011, and a net loss of $945,672 and $860,777 for the six months ended June 30, 2011 and 2010, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Under the terms of the Golden State debentures, as further described in Note 4, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in November 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to ten times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of June 30, 2011 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $1,962,000 in funding from Golden State as a result of warrant exercises during the remainder of the year ended December 31, 2011. During the six months ended June 30, 2011, the Company received $753,382 in funding under the terms of the 4.75% Convertible Debenture (see Note 4).

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $113,610 of grant funds to be provided during 2011.  (see Note 3)

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

Note 2 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

On April 20, 2004, the Company entered into a Sponsored Research Agreement entitled "Investigation of Emerging Digital Holography Technologies" ("Phase I") with the University of Oklahoma (the “University” or “OU”), which expired October 19, 2004. The Company paid the University $14,116 pursuant to this agreement. The purpose of this agreement was to conduct a pilot study to investigate digital holography as a candidate technology for the development of three-dimensional ("3D") imaging and visualization systems and to investigate the current state-of-the-art research and development activities taking place in the field of digital holography, particularly emerging technologies. The scope of work for the study encompassed the following tasks:

·	Literature review to determine key leading edge research in relevant areas;

·	Review of related commercial products to identify technological approaches and potential competitors and/or partners;

·	Preliminary patent review; and

·	Recommendations for product research and development directions.

On July 15, 2005, the Company entered into a Sponsored Research Agreement (“Phase II”) with the University, which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies" and the Company agreed to pay the University $453,584 at various dates from November 10, 2005 through July 15, 2006 to cover the costs of the research. The goals for this research were as follows:

·	Produce patentable and/or copyrightable intellectual property;

·	Produce proof-of-concept technology that demonstrates the viability of the intellectual property;

·	Assess opportunities for manufacturing technological products in Oklahoma;

·	Investigate magnetic nanospheres (“MNs”) for use as a projection media;

·	Develop a control platform to actively distribute MNs in an unbounded volumetric space;

·	Investigate the doping of MNs with fluorescent materials for light emission at different wavelengths, i.e., develop fluorescent MNs ("FMNs");

·	Evaluate other display medium technologies for potential strategic partnerships;

·	Evaluate the most appropriate (from a cost-to-benefit standpoint) solid-state light sources for projection applications;

·	Develop software for displaying ideal 3D images; and

·	Investigate software interface issues with other image capture technologies.

The final payment of $226,792, due on July 15, 2006, was not paid. On November 1, 2006 the SRA was modified to provide $125,259 additional funding, extend the term of the agreement through March 31, 2007, and revise the payment schedule to combine the July 15, 2006 remaining balance due of $226,792 with the additional funding into a revised payment schedule. Under the terms of the agreement, the Company agreed to pay the combined remaining obligation of $352,051 in four equal monthly installments of $88,013 beginning on December 31, 2006 through March 31, 2007.

On February 23, 2007, the Company entered into a SRA with the University ("Phase III") which expired on March 31, 2010. Under this agreement, the University conducted a research project entitled "3-Dimensional Display Development".  The Company agreed to pay the University $3,468,595 in monthly installments ranging from $92,263 to $112,777 beginning on April 30, 2007 and ending on March 31, 2010.

On October 31, 2008, OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 the Company had a remaining obligation under the previous SRA payment schedule of $2,665,818 which included monthly payments due for December 2007 through August 31, 2008 of $861,131. The $1,804,687 balance of the remaining scheduled payment obligation was cancelled. Under the terms of the revised base payments schedule, the arrearages were to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000. In addition to the monthly base payments, the Company agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment. In the event funding did not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of our common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009. The Company had the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occured after September 30, 2009.

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

During the six month periods ended June 30, 2011 and 2010, the Company charged operations $14,028 and $26,043, respectively, pursuant to the SRA.

Note 3 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $54,889 and $28,765 from the grant during the six-month periods ended June 30, 2011 and 2010, and $186,390 inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on August 31, 2011.

Note 4 – Debentures Payable

Debentures payable consist of the following:

	June 30, 2011	December 31, 2010
Senior Convertible Debentures:
6.25% Debenture due 2011	$81,788	$189,120
4.75% Debenture due 2011	83,016	88,416
13.0% Debenture due 2011	-	100,703
13.0% Debenture due 2011	-	25,206
Total Debentures	164,804	403,445
Less - Current Maturities	(164,804)	(403,445)
Long-term Debentures	$-	$-

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

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of September 30, 2010, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement. At various dates during 2009, $115,043, of the Debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture. At various dates during 2010, $274,438 of the Debenture was converted into 93,196,578 shares of common stock at prices ranging from $0.0027 to $0.004 based on the formula in the convertible debenture. Shares totaling 6,093,396 were issued in payment of $17,062 of accrued interest during 2010. At various dates during 2011, $120,000 of the Debenture was converted into 9,124,055 shares of common stock at prices ranging from $0.006 to $0.017 based on the formula in the convertible debenture. Additionally $12,669 of accrued interest due through March 15, 2011 was added to the debenture balance during the six month period ended June 30, 2011. The 4,310,446 shares remaining in escrow and reported as outstanding at December 31, 2010 were cancelled in the first quarter of 2011.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share. The trading price was at $0.21 or lower on several occasions during and subsequent to the period ended June 30, 2011. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (see Note 10 - Subsequent Events)

4.75% Convertible Debenture due November 3, 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $5,400 of the $100,000 debenture into 38,615,468 shares of common stock, exercised warrants to purchase 54,000 shares of common stock at $10.90 per share and applied $3,382 of accrued interest and advanced $750,000 against future exercises of warrants of which $588,589 was applied to the exercise of warrants leaving $164,782 of unapplied advances at June 30, 2011.

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

On June 2, 2010, the Company issued to NOTK a second 10% convertible debenture in a principal amount of $25,206, due September 30, 2010, and warrants to purchase 3,360,847 shares of the common stock at an exercise price of $0.045 per share through September 30, 2012 and an exercise price of $0.09 per share through September 30, 2016. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2009. The debenture and the warrants were issued in settlement of the indebtedness.  The interest rate on the debenture increased to 13% during 2010 due to the Company not making payments when due.

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

Note 5 – Convertible Promissory Notes 5%, Due 2013

In October 2010, the Company issued 5% Convertible Promissory Notes (the “Notes”) to six persons, in the aggregate, totaling $400,877. The Notes mature three years from the date issued. The Notes automatically convert to common stock of the Company at $0.0034 per share (the "Fixed Conversion Price") prior to March 15, 2011, upon the merger or consolidation of the Company with or into another person, the Company effects any sale of all or substantially all of its assets, any tender or exchange offer of the Company's common stock, or the Company effectively converts into or exchanges the Company's common stock for other securities, cash or property. Additionally, after March 15, 2011, at the option of the holder, the Notes are convertible into common stock of the Company at a price per share of $0.0025 (75% of the "Fixed Conversion Price"). Interest on the Notes accrue from the original issue date at 5% annually, is payable upon maturity or conversion of the Notes and such interest may be converted in whole or part to shares of common stock at the effective conversion price.

At various dates during 2011, the six persons converted the $400,877 Notes and accrued interest of $9,020 into 163,631,653 shares of common stock at $0.0025 per share.  The shares are restricted under SEC Section 144.

Note 6 – Common Stock and Paid-In Capital

On November 19, 2010 the Board of Directors of the Company authorized an amendment to the Company's Certificate of Incorporation in order to (i) increase the authorized shares of the Company's common stock from 750,000,000 shares, par value $0.0002 to 1,500,000,000 shares, par value $0.0002, (ii) effect a reverse split of the Company's common stock in a ratio in the range between 1 for 10 and 1 for 25, as will be selected by the Company's Board of Directors (the "Reverse Split"), and (ii) create a series of "blank check" preferred stock consisting of 25,000,000 shares, par value $0.0002.   On May 16, 2011, the Company announced that the Company’s Board of Directors elected to allow its authorization to effect a reverse stock split to expire on June 1, 2011.

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

As of June 30, 2011, there are warrants outstanding to purchase, 500,000 shares of common stock at a price of $0.20 per share that expire on various dates in March and April 2012, warrants to purchase 16,666,666 shares of its common stock at a price of $0.10 per share through 2012 at $0.25 per share through 2011 and $0.50 per share through 2012, warrants to purchase 4,378,394 shares of common stock at a price of $0.045 per share through April 30, 2012 and $0.09 per share that expire on April 30, 2016 and, warrants to purchase 3,360,847 shares of common stock at a price of  $0.09 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 830,160 shares of common stock at a price of $10.90 per share which expire December 31, 2011.

Common stock and options issued for services and liabilities

The law firm of Newton, O’Connor, Turner & Ketchum was issued shares totaling 200,000 on March 31, 2011, in consideration of extending the due date of the 13% convertible debenture due September 30, 2010 to April 30, 2011.

Effective as of May 17, 2011, the Directors of the Company granted 1,977,900 options to each of the three Directors, Martin Keating, John O'Connor and Victor Keen, totaling 5,933,700 options, to purchase Rule 144 common stock of the Company for the exercise price of $.04 per share during the ten year period from June 1, 2011 though May 31, 2021 (the "Options"); the exercise price is based upon the average of the closing price of the stock for the five trading days before the date of the Board Consent; the fair market value of each Option is $0.038; one-half of the Options vest on the date granted and the remaining one-half of the Options shall vest on December 31, 2011.  The options are for services the Directors have provided and are providing to the Company for calendar year 2011.

The estimated fair value of the options of $225,000, was determined using the Black-Scholes option pricing model.  One half of the value, $112,500, was charged to operation in May 2011. The remaining one-half, $112,500, will be charged to operation during the third and fourth quarters of 2011.  The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 172% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

On June 13, 2011, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Sidney A. Aroesty, pursuant to which Mr. Aroesty began serving as the Company’s Chief Executive Officer, effective June 13, 2011.  Under the terms of the Employment Agreement, Mr. Aroesty is entitled to an annual base salary of $120,000 and, at the discretion of the Company’s Board of Directors (the “Board”), performance-based bonuses and/or salary increases.  Pursuant to the Employment Agreement, the Company granted Mr. Aroesty five-year stock options to purchase two (2) million shares at a price equal to the average price of the five day period prior to June 13, 2011 (the “Strike Price”).  Furthermore, if Mr. Aroesty remains employed by the Company, he will receive additional stock options to purchase three (3) million shares at the Strike Price upon the completion of a trade show prototype that displays the Company’s technology.

The Employment Agreement contains provisions for non-disclosure of confidential information pursuant to which Mr. Aroesty agreed to refrain from using or disclosing to third parties, directly or indirectly, any Confidential Information, as defined in the Employment Agreement, either during or following his employment with the Company.  Furthermore, Mr. Aroesty unconditionally and irrevocably assigned any now-existing or later-created Invention(s), as defined in the Employment Agreement, which are developed during or three (3) years after his employment with the Company.

The Employment Agreement may be terminated with or without reason by either the Company or Mr. Aroesty and at any time, upon sixty (60) days written notice.  The terms of the Employment Agreement will remain effective for one (1) year and will automatically renew, subject to the same termination rights.  Upon termination, the Company will pay any base pay, bonus and benefits that have been earned and are due as of the date of the termination.

The estimated fair value of the two million options of $60,600, was determined using the Black-Scholes option pricing model and was charged to operation in June 2011. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 172% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.43% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

During the six-month periods ended June 30, 2011 and 2010, shares of common stock totaling 5,700,000 and 48,000,164, respectively were issued for consulting services for which the Company recognized $111,238 and $113,025 of expense, respectively.  Additionally, during the period ending June 30, 2011 and 2010, shares totaling 40,530,393 and 44,452,387, respectively were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $95,621 and $159,141, respectively.  Shares totaling 57,000,000, which are restricted under SEC Section 144, were issued in the first quarter of 2011 in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.  The Company received $20,000 and after withholding the related income taxes, shares of common stock totaling 3,869,962 were issued upon the exercise of four million options under the terms of the employment agreement with Dr. Hakki Refai.

The following summary reflects warrant and option activity for the six-month period ended June 30, 2011:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2010	24,905,908	884,160	71,065,995
Granted	-	-	14,933,700
Exercised	-	(54,000)	(4,000,000)
Cancelled	-	-	(5,000,000)

Outstanding June 30, 2011	24,905,908	830,160	76,899,695

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

Note 7 – Incentive Stock Plan

In February 2010 the Company established the 3DIcon Corporation 2010 Incentive Stock Plan (the "2010 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 Plan shall not exceed seventy-five million (75,000,000) shares. The shares are included in a registration statement filed February 26, 2010. Shares totaling 71,910,973 were issued from the 2010 Plan during the period ended December 31, 2010 for services rendered and to satisfy accounts payable to the Company. Shares totaling 3,089,027 were issued from the 2010 Plan during the period ended June 30, 2011 for services rendered and to satisfy accounts payable to the Company. There are no shares available for issuance under the 2010 Plan.

In June 2010 the Company established the 3DIcon Corporation 2010 Equity Incentive Stock Plan (the "2010 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 EIP shall not exceed sixty million (60,000,000) shares.  The shares are included in a registration statement filed June 24, 2010. Shares totaling 58,509,328 were issued from the 2010 EIP during the period ended December 31, 2010 for services rendered and to satisfy accounts payable to the Company. Shares totaling 1,490,672 were issued from the 2010 EIP during the period ended June 30, 2011 for services rendered and to satisfy accounts payable to the Company.  There are no shares available for issuance under the 2010 EIP.

In January 2011 the Company established the 3DIcon Corporation 2011 Equity Incentive Stock Plan (the "2011 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed one hundred million (100,000,000) shares.  The shares are included in a registration statement filed January 14, 2011. Shares totaling 43,700,694 were issued from the 2011 EIP during the period ended June 30, 2011 for services rendered and to satisfy accounts payable to the Company. There are currently 56,299,306 shares available for issuance under the 2011 EIP.

Note 8 – Office Lease

The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. The Lease Agreement commenced on June 1, 2008 and expired June 1, 2011. On March 8, 2011 the Lease Agreement was amended to extend the expiration date to May 31, 2012.  At June 30, 2011, minimum future lease payments to be paid annually under the non-cancelable operating lease for office space are as follows:

2011	$13,888
2012	$11,573
Total	$25,461

Note 9 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended June 30, 2011 and 2010, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $41,463 and $7,568 respectively.

Note 10 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended June 30, 2011 and subsequent to June 30, 2011.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Common stock issued for services and liabilities

Subsequent to June 30, 2011 shares of common stock totaling 5,262,115 were issued for consulting services for which the Company recognized $48,265 of expense. Shares totaling 5,262,115 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $48,265.

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

Plan of Operation

Background:

The Company is engaged in the development of 360° volumetric imaging and display technology, specifically in the areas identified by the initial in-depth investigation conducted by the University. The identified areas are two major complementary areas of technology that comprise the spectrum of the solution and application (1) a means of recording 3D objects as digital data elements (capture); and (2) a means of reconstructing and displaying the 3D images (display).

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the first modification, the first year ended on August 31, 2010.  The award was for a maximum of $149,940 for 2009 and the remainder for 2010.  The Company earned $54,889 and $28,765 from the grant during the periods ended June 30, 2011 and 2010, and $186,390 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract. With the new modification, the second year ends on August 31, 2011.

Current Activities and Operations

The Company is pursuing the research and development of volumetric 3-D display technology through the SRA with the University and with Dr. Hakki Refai, the former chief researcher at the University, who joined the Company as our Chief Technology Officer in October 2008.  Our efforts are focused on multiple technological approaches, one of which is being further developed into proof-of-concept demonstration systems.

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

The primary objective for 2011 is to develop, and produce a prototype, CSpace single-color video display, in the form of a dome or alternately-shaped transparent enclosure not less than 8” in diameter, which can be viewed without operational safety controls (e.g., goggles), in moderately-bright room lighting, uniformly over 360° and from the top.  The prototype display will satisfy the requirements of ISO 9241-303 for single-color direct-view displays.  The associated research and development objectives for the 2011 calendar year are as follows. The work will be done by the Company and professional consultants:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Revenue

The Company earned $18,487 and $24,889 from the OCAST grant during the three months ended June 30, 2011 and 2010, respectivetly.

We have earned income of $-0- and $4,300 before commissions and costs from the sales of Pixel Precision™ for the three-months ended June 30, 2011 and June 30, 2010, respectively.

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

Research and Development Expenses

The research and development expenses were $183,193 for the three months ended June 30, 2011, as compared to $246,090 for the three months ended June 30, 2010.  The decrease was a result of options issued in 2010 to Hakki Refai valued at approximately $168,000 and a $6,000 decrease in cost incurred with the University under the SRA.  We also had increases in 2011 of $76,000 for expenses incurred for the purchase of lab supplies and equipment consultants and $32,000 for the CSpace®™ prototype development consulting contract with Advanced Optical Technologies.

General and Administrative Expenses

Our general and administrative expenses were $426,112 for the three months ended June 30, 2011 as compared to $303,029 for the three months ended June 30, 2010.  The increase is due primarily to consultants $86,500, auditing fees $12,500, travel $22,500, and the salary of and options issued to the new CEO of $ 70,600.

Interest Expense

Interest expense for the three months ended June 30, 2011 was $4,647 as compared to $16,607 for the three months ended June 30, 2010.  The decrease was a result of the decrease in the amounts outstanding on our convertible debentures and the conversion of the Newton, O'Connor, Turner & Ketchum 13% Convertible Debentures to common stock.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Revenue

The Company received $54,889 from the OCAST grant during the six months ended June 30, 2011 as compared to $28,765 for the six months ended June, 2010.  The increase was due to additional expenditures under the grant.

There were sales of $3,000 of PixelPrecision™ during the six months ended June 30, 2011 as compared to $4,300 for the six months ended June 30, 2010.

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

Research and Development Expenses

Research and development expenses were $283,627 for the six months ended June 30, 2011, as compared to $320,059 for the six months ended June 30, 2010.   The net decrease was a result of the cost of vesting of options to the Director of Technology in 2010 amounting to $168,000 and an increase in expenses incurred for lab supplies and equipment $29,000 and consultants engaged amounting to $109,000 in 2011.

General and Administrative Expenses

Our general and administrative expenses were $686,933 for the six months ended June 30, 2011 as compared to $536,485 for the six months ended June 30, 2010.  The increase was the result of the increase in legal fees of $45,000 and the increase in cost related to the hiring of and options issued to the new CEO and consultants of approximately $100,000.

Interest Expense

Interest expense for the six months ended June 30, 2011 was $33,001 as compared to $37,298 for the six months ended June 30, 2010. The change in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods.

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

We had net cash of $572,186 at June 30, 2011.

We had positive working capital of $43,577 at June 30, 2011.

During the six months ended June 30, 2011, we used $564,915 of cash for operating activities, an increase of $363,114 or 180% compared to the six months ended June 30, 2010. The increase in the use of cash for operating activities was a result of the increase in the net loss of approximately $85,000, the decrease in stock issued for interest of approximately $57,000 and a decrease in the change in accounts payable of approximately $213,000.

There was no cash used in investing activities during the six months ended June 30, 2011 or  2010.

Cash provided by financing activities during the six months ended June 30, 2011 was $770,000, an increase of $567,760 or 266% compared to the six months ended June 30, 2010.  The increase was the result of warrant exercise advances from Golden State and options exercised.

We expect to fund the ongoing operations through the existing financing in place (see below); and; through raising additional funds as permitted by the terms of Golden State financing.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted. The warrants are exercisable at $10.90 per share. Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $5,400 of the $100,000 debenture into 38,615,468 shares of common stock, exercised warrants to purchase 54,000 shares of common stock at $10.90 per share and applied $3,382 of accrued interest and advanced $750,000 against future exercises of warrants of which $588,589 was applied to the exercise of warrants leaving $164,782 of unapplied advances at June 30, 2011.

The Oklahoma Center for the Advancement of Science and Technology approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  We received approval for our no cost extension request for the first year of the contract. With the first modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $54,889 and $28,765 from the grant during the six month periods ended June 30, 2011 and 2010, and $186,390 from inception to date.  We received approval for our no cost extension request for the second year of the contract. With the new modification, the second year ends on August 31, 2011.

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

Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended June 30, 2011 and subsequent to June 30, 2011.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Common stock issued for services and liabilities

Subsequent to June 30, 2011 shares of common stock totaling 5,262,115 were issued for consulting services for which the Company recognized $48,265 of expense. Shares totaling 5,262,115 were issued to consultant for previous services provided to the Company for which the accounts payable liability was reduced by $48,265.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended June 30, 2011, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Shares totaling 57,000,000, which are restricted under SEC Section 144, were issued in the first quarter of 2011 in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.

On April 30, 2011, Newton, O'Connor, Turner & Ketchum agreed to convert their 13% convertible debentures and accrued interest, which totaled in the aggregate, $159,842 into 18,972,186 common shares of the Company’s common stock, at an average price per share of $0.008, under the terms of the convertible debentures. Additionally, 200,000 shares of common stock were issued in consideration of extending the due dates of the notes from September 30, 2010 to April 30, 2011.  The shares are restricted under SEC Section 144.

During the second quarter of 2011, various individuals converted $400,877 of 5% Promissory Notes and accrued interest of $9,020 into 163,631,653 shares of common stock at $0.0025 per share.  The shares are restricted under SEC Section 144.

During the three-month periods ended June 30, 2011 shares of common stock totaling 3,200,000 were issued for consulting services.  Additionally, during the period ending June 30, 2011 shares totaling 7,191,781 were issued to consultants for previous services provided to the Company.

The Company received $20,000 and after withholding the related income taxes, shares of common stock totaling 3,869,962 were issued upon the exercise of four million options under the terms of the employment agreement with Dr. Hakki Refai.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed And Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION
/s/ Sidney A. Aroesty
August 12, 2011	Sidney A. Aroesty
Chief Executive Officer

/s/ Chris T. Dunstan
August 12, 2011	Chris T. Dunstan
Interim Chief Financial Officer