Form 10-Q
period 2011-09-30
3DICON CORP
filed 2011-11-14
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐   No ☒

As of November 7, 2011, the issuer had 1,189,361,632 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	F-2

Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and period from inception (January 1, 2001) to September 30, 2011 (Unaudited)	F-3

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to September 30, 2011 (Unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and period from inception (January 1, 2001) to September 30, 2011 (Unaudited)	F-5

Notes to Financial Statements, September 30, 2011 (Unaudited)	F-6

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS
September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$252,587	367,101
Prepaid expenses	55,068	21,771
Accounts receivable	40,453	7,092
Total current assets	348,108	395,964

Net property and equipment	11,415	15,709
Deposits-other	2,315	2,315
Total Assets	$361,838	413,988

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$164,804	403,445
Warrant exercise advances	164,782	-
Accounts payable	239,365	203,590
Accrued salaries	7,679	501,362
Accrued interest on debentures	2,314	41,174
Total current liabilities	578,944	1,149,571

Promissory notes, 5%, due 2013	-	400,878
Accrued interest due 2013	-	4,120
Long term debt		404,998

Total Liabilities	578,944	1,554,569

Common stock subject to put rights and call rights; 59,000,000 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 1,117,510,046 and 757,539,307 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	223,502	151,508
Additional paid-in capital	14,640,761	12,322,913
Deficit accumulated during development stage	(15,567,018)	(14,100,651)
Total Stockholders' Deficiency	(702,755)	(1,626,230)
Total Liabilities and Stockholders' Deficiency	$361,838	413,988

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010
and Period from Inception (January 1, 2001) to September 30, 2011
(Unaudited)

	Three Months	Three Months	Nine Months		Nine Months
	Ended	Ended	Ended		Ended	Inception to
	September 30, 2011	September 30, 2010	September 30, 2011		September 30, 2010	September 30, 2011
Income:
License fee	$-	$-	$-		$4,300	$25,000
Sales	-	-	3,000		-	40,797
Grant income	25,434	22,908	80,323		51,672	211,824

Total income	25,434	22,908	83,323		55,972	277,621

Expenses:
Research and development	212,291	68,710	534,737		388,769	3,750,737
General and administrative	331,856	252,525	979,638		793,358	11,660,932
Interest	2,314	33,514	35,315		66,464	432,970

Total expenses	546,461	354,749	1,549,690		1,248,591	15,844,639

Net loss	$(521,027)	$(331,841)	$(1,466,367	) )	$(1,192,619)	$(15,567,018)

Loss per share:
Basic and diluted	$(0.0004)	$(0.0005)	$(0.0010)		$(0.0025)

Weighted average shares outstanding, Basic and diluted	1,160,430,662	615,702,636	1,051,736,222		476,016,326

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
Period from Inception (January 1, 2001) to September 30, 2011
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unissued	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unissued	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Accrue compensation earned but unissued	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,327,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)

Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1523737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	12,295,315	2,459	606,140	-	608,599
Debentures converted	223,248,851	44,650	607,537	-	652,187
Stock issued for services	24,112,115	4,822	286,530	-	291,352
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	238,725	-	238,725
Net loss for the period	-	-	-	(1,466,367)	(1,466,367)
Balance, September 30, 2011	1,117,510,046	$223,502	$14,640,761	$(15,567,018)	$(702,755)

See notes to financial statements

3Dicon CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2011 and 2010
and Period from Inception (January 1, 2001) to September 30, 2011
(Unaudited)

	Nine Months	Nine Months	Inception to
	Ended September 30,	Ended September 30,	September 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(1,466,367)	$(1,192,619)	$(15,567,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	238,725	355,613	2,585,703
Stock issued for services	291,352	150,835	2,174,142
Stock issued for interest	42,952	17,062	141,672
Book value of assets retired	668	-	6,529
Amortization of debt issuance costs	-	16,706	170,414
Depreciation	4,624	4,624	25,585
Impairment of assets	-	-	292,202
Change in:
Prepaid expenses and other assets	(66,658)	(32,555)	(346,236)
Accounts payable and accrued liabilities	71,188	420,142	2,015,067

Net cash used in operating activities	(883,516)	(260,192)	(8,501,940)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(998)	-	(43,529)
Net cash used in investing activities	(998)	-	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	770,000	261,490	4,488,455
Proceeds from issuance of debentures and notes	-	-	4,309,591

Net cash provided by financing activities	770,000	261,490	8,798,046

Net increase (decrease) in cash	(114,514)	1,298	252,577
Cash, beginning of period	367,101	1,118	10

Cash, end of period	$252,587	$2,416	$252,587

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$652,187	$684,927	$4,206,321
Cash paid for interest	$2,938	$-	$294,172
Stock issued to satisfy payables	$556,027	$-	$1,987,253
Debenture issued to satisfy payable	$-	$-	$125,909
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3Dicon CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2011, and the statements of its operations for the three and nine months ended September 30, 2011 and 2010, and the period from inception (January 1, 2001) to September 30, 2011, and cash flows for the nine month periods ended September 30, 2011 and 2010, and the period from inception (January 1, 2001) to September 30, 2011, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $15,567,018 for the period from inception (January 1, 2001) to September 30, 2011, and a net loss of $1,466,367 and $1,192,619 for the nine months ended September 30, 2011 and 2010, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Under the terms of the Golden State debentures, as further described in Note 4, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in December 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to ten times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of September 30, 2011 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $981,000 in funding from Golden State as a result of warrant exercises during the remainder of the year ended December 31, 2011. During the nine months ended September 30, 2011, the Company received $753,382 in funding under the terms of the 4.75% Convertible Debenture (see Note 4).

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $110,122 of grant funds to be provided through the end of the grant period, February 28, 2012.  (see Note 3)

Additionally, the Company is continuing to pursue financing through private offerings of debt or common stock.

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

On December 1, 2010, the Company entered into an agreement (the "Agreement") with OU pursuant to which OU agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 59,000,000 shares ("OU 3DIcon Equity") of the Company's common stock (the "Shares"). As a result of the debt conversion, OU became the holder of approximately 8% of the common stock of the Company outstanding at December 1, 2010. Pursuant to the Agreement, the Shares are subject to a put option allowing OU to require the Company to purchase certain of the Shares upon the occurrence of certain events. In addition, the Shares are subject to a call option allowing the Company to require OU to sell to the Company the Shares then held by OU in accordance with the terms of the Agreement as follows:

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

During the nine month periods ended September 30, 2011 and 2010, the Company charged operations $25,897 and $26,043, respectively, pursuant to the SRA.

Note 3 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $80,323 and $51,672 from the grant during the nine-month periods ended September 30, 2011 and 2010, and $211,824 inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on February 28, 2012.

Note 4 – Debentures Payable

Debentures payable consist of the following:

	September 30, 2011	December 31, 2010
Senior Convertible Debentures:
6.25% Debenture due 2011	$81,788	$189,120
4.75% Debenture due 2011	83,016	88,416
13.0% Debenture due 2011	-	100,703
13.0% Debenture due 2011	-	25,206
Total Debentures	164,804	403,445
Less - Current Maturities	(164,804)	(403,445)
Long-term Debentures	$-	$-

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

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of September 30, 2011, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement. At various dates during 2009, $115,043, of the Debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture. At various dates during 2010, $274,438 of the Debenture was converted into 93,196,578 shares of common stock at prices ranging from $0.0027 to $0.004 based on the formula in the convertible debenture. Shares totaling 6,093,396 were issued in payment of $17,062 of accrued interest during 2010. At various dates during 2011, $120,000 of the Debenture was converted into 9,124,055 shares of common stock at prices ranging from $0.006 to $0.017 based on the formula in the convertible debenture. Additionally $12,669 of accrued interest due through March 15, 2011 was added to the debenture balance during the nine month period ended September 30, 2011. The 4,310,446 shares remaining in escrow and reported as outstanding at December 31, 2010 were cancelled in the first quarter of 2011.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share. The trading price was at $0.21 or lower on several occasions during and subsequent to the period ended September 30, 2011. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (see Note 10 - Subsequent Events)

4.75% Convertible Debenture due November 3, 2011

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $5,400 of the $100,000 debenture into 38,615,468 shares of common stock, exercised warrants to purchase 54,000 shares of common stock at $10.90 per share and applied $3,382 of accrued interest and advanced $750,000 against future exercises of warrants of which $588,589 was applied to the exercise of warrants leaving $164,782 of unapplied advances at September 30, 2011.

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

As of September 30, 2011, there are warrants outstanding to purchase 500,000 shares of common stock at a price of $0.20 per share that expire on various dates in March and April 2012; warrants to purchase 16,666,666 shares of  common stock at a price of $0.10 per share through 2012, at $0.25 per share through 2011 and $0.50 per share through 2012; warrants to purchase 4,378,394 shares of common stock at a price of $0.045 per share through April 30, 2012 and $0.09 per share that expire on April 30, 2016; and, warrants to purchase 3,360,847 shares of common stock at a price of  $0.09 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 830,160 shares of common stock at a price of $10.90 per share which expire December 31, 2011.

Common stock and options issued for services and liabilities

The law firm of Newton, O’Connor, Turner & Ketchum was issued shares totaling 200,000 on March 31, 2011, in consideration of extending the due date of the 13% convertible debenture.

Effective as of May 17, 2011, the Directors of the Company granted 1,977,900 options to each of the three Directors, Martin Keating, John O'Connor and Victor Keen, totaling 5,933,700 options, to purchase Rule 144 common stock of the Company for the exercise price of $.04 per share during the ten year period from June 1, 2011 through May 31, 2021 (the "Options"); the exercise price is based upon the average of the closing price of the stock for the five trading days before the date of the Board Consent; the fair market value of each Option is $0.038; one-half of the Options vest on the date granted and the remaining one-half of the Options shall vest on December 31, 2011.  The options are for services the Directors have provided and are providing to the Company for calendar year 2011.

The estimated fair value of the options of $225,000 was determined using the Black-Scholes option pricing model.  One half of the value, $112,500, was charged to operations in May 2011. During the second quarter of 2011, $65,625 was charged to operations.  The remaining balance of $46,875 , will be charged to operation during the fourth quarters of 2011.  The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 172% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

On June 13, 2011, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Sidney A. Aroesty, pursuant to which Mr. Aroesty began serving as the Company’s Chief Executive Officer, effective June 13, 2011.  Under the terms of the Employment Agreement, Mr. Aroesty is entitled to an annual base salary of $120,000 and, at the discretion of the Company’s Board of Directors (the “Board”), performance-based bonuses and/or salary increases.  Pursuant to the Employment Agreement, the Company granted Mr. Aroesty five-year stock options to purchase two (2) million shares at an exercise price of $0.031 (the “Strike Price”).  Furthermore, if Mr. Aroesty remains employed by the Company, he will receive additional stock options to purchase three (3) million shares at the Strike Price upon the completion of a trade show prototype that displays the Company’s technology.

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

During the nine-month periods ended September 30, 2011 and 2010, shares of common stock totaling 24,112,115, and 67,184,416, respectively were issued for consulting services for which the Company recognized $291,352 and $150,835 of expense, respectively.  Additionally, during the period ending September 30, 2011 and 2010, shares totaling 40,530,393 and 79,157,897, respectively were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $95,621 and $244,236, respectively.  Shares totaling 57,000,000, which are restricted under SEC Section 144, were issued in the first quarter of 2011 in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.  The Company received $20,000 and after withholding the related income taxes, shares of common stock totaling 3,869,962 were issued upon the exercise of four million options under the terms of the employment agreement with Dr. Hakki Refai.

The following summary reflects warrant and option activity for the nine-month period ended September 30, 2011:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2010	24,905,908	884,160	71,065,995
Granted	-	-	14,933,700
Exercised	-	(54,000)	(4,000,000)
Cancelled	-	-	(5,000,000)

Outstanding September 30, 2011	24,905,908	830,160	76,899,695

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

Note 7 – Incentive Stock Plan

In February 2010 the Company established the 3DIcon Corporation 2010 Incentive Stock Plan (the "2010 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 Plan shall not exceed seventy-five million (75,000,000) shares. The shares are included in a registration statement filed February 26, 2010. Shares totaling 71,910,973 were issued from the 2010 Plan during the period ended December 31, 2010 for services rendered and to satisfy accounts payable to the Company. Shares totaling 3,089,027 were issued from the 2010 Plan during the period ended September 30, 2011 for services rendered and to satisfy accounts payable to the Company. There are no shares available for issuance under the 2010 Plan.

In June 2010 the Company established the 3DIcon Corporation 2010 Equity Incentive Stock Plan (the "2010 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 EIP shall not exceed sixty million (60,000,000) shares.  The shares are included in a registration statement filed June 24, 2010. Shares totaling 58,509,328 were issued from the 2010 EIP during the period ended December 31, 2010 for services rendered and to satisfy accounts payable to the Company. Shares totaling 1,490,672 were issued from the 2010 EIP during the period ended September 30, 2011 for services rendered and to satisfy accounts payable to the Company.  There are no shares available for issuance under the 2010 EIP.

In January 2011 the Company established the 3DIcon Corporation 2011 Equity Incentive Stock Plan (the "2011 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed one hundred million (100,000,000) shares.  The shares are included in a registration statement filed January 14, 2011. Shares totaling 59,712,809 were issued from the 2011 EIP during the period ended September 30, 2011 for services rendered and to satisfy accounts payable to the Company. There are currently 40,287,191 shares available for issuance under the 2011 EIP.

Note 8 – Office Lease

The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. The Lease Agreement commenced on June 1, 2008 and expired June 1, 2011. On March 8, 2011 the Lease Agreement was amended to extend the expiration date to May 31, 2012.  At September 30, 2011, minimum future lease payments to be paid annually under the non-cancelable operating lease for office space are as follows:

2011	$6,944
2012	$11,573
Total	$18,517

Note 9 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended September 30, 2011 and 2010, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $50,585 and $21,551, respectively, issued 200,000 shares of common stock, valued at $14,048 in consideration of extending the due date of their 13% convertible debenture and issued 18,972,186 shares of common stock in payment of $159,842 principle and accrued interest under the terms of the 13% convertible debenture.  (see Note 4 - Debentures Payable)

Note 10 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended September 30, 2011 and subsequent to September 30, 2011.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to September 30, 2011 Golden State converted $50,000 of the 6.25% convertible debenture into 7,032,349 common shares at $0.00711 per share under the terms of the securities purchase agreements.

Common stock issued for services and liabilities

Subsequent to September 30, 2011 shares of common stock totaling 5,819,237 were issued for consulting services for which the Company recognized $61,352 of expense.

On October 24, 2011 the Board of Directors, subject to the approval of the shareholders of the Company, authorized an amendment to the Company's Certificate of Incorporation in order to effect a reverse split of the Company's common stock in a ratio in the range between 1 for 15 and 1 for 35, as will be selected by the Company's Board of Directors (the "Reverse Split").  On October 15, 2011, the Company held an annual meeting of stockholders, at which annual meeting the stockholders approved the Reverse Split and approved the filing of an Amended Certificate of Incorporation to effect the Reverse Split at the discretion of the Board of Directors.

Submission of Matters to a Vote of Security Holders

The annual meeting (the “Annual Meeting”) of stockholders of 3DIcon Corporation (the “Company”) was held on October 15, 2011 in Tulsa, Oklahoma. Only shareholders of record as of the close of business on September 9, 2011 were entitled to vote at the Annual Meeting.  As of the record date, 1,167,988,693 shares of the Company’s common stock were outstanding and entitled to vote at the Annual Meeting.  At the Annual Meeting, 838,768,676 shares of the Company’s common stock were represented, in person, by proxy or by broker non-votes, consisting a quorum.

The results of the matters voted on by the shareholders at the Annual Meeting were as follows:

1.	The shareholders voted against a proposal to reincorporate by merger from an Oklahoma corporation into a wholly owned Nevada corporation.

For	Against	Abstain
452, 996, 024	84,626,847	5,316,576

2.
The shareholders voted to approve an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the Company's common stock, par value $0.0002 per shares, at a ratio not less than fifteen-for-one and not greater than thirty- five-for-one, with the exact ratio to be set within such range at the discretion of the Board of Directors, without further approval or authorization of the Company's stockholders, provided that the Board of Directors determines to effect the reverse split and such amendment is filed with the Nevada Secretary of State no later than April 30, 2012.

For	Against	Abstain	Broker Non-Votes
718,760,305	117,507,387	2,500,984	295,829,229

3.	The shareholders voted to ratify the appointment of HoganTaylor LLP as the Company’s independent registered public accounting firm for our fiscal year ending December 31, 2011.

For	Against	Abstain	Broker Non-Votes
828,137,281	3,749,708	6,881,687	295,829,229

4.	The shareholders voted to elect the following Directors:

Nominees	For	Withheld
Martin Keating	531,002,087	11,937,360
John O’Connor	536,141,455	6,797,992
Victor F. Keen	536,141,455	6,797,992

5.
In a discretionary vote brought before the Annual Meeting, the proxy votes and the shareholders represented in person voted in favor of an amendment to the reverse stock split matter, which matter was voted in Proposal #2, to allow the Company to filed an amendment to the Company’s Certificate of Incorporation with the Oklahoma Secretary of State or the Nevada Secretary of State, at the discretion of the Board of Directors.  The amendment was approved by the shareholder.

For	Against	Abstain	Broker Non-Votes
737,383,035	19,618,855	81,766,786	295,829,229

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the first modification, the first year ended on August 31, 2010.  The award was for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $80,323 and $51,672 from the grant during the periods ended September 30, 2011 and 2010, and $211,824 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract. With the new modification, the second year ends on February 28, 2012.

Current Activities and Operations

The Company is developing the CSpace 3D volumetric display technology, specifically the Trade-Show Prototype (“TSP”), through the Sponsored Research Agreement (the “SRA”) with the University of Oklahoma and development contracts with Advanced Optical Technologies, Inc. (“AOT”) of Albuquerque, NM. Dr. Brian Hoover, CEO of AOT, has been retained as 3DIcon VP of Technology Development, responsible for integration of technologies and resources in the development and commercialization of CSpace. From March 2011, the company has mobilized a team including an optical engineer, systems engineer, computer-graphics specialists, and consulting mechanical and design engineers (through Comet Solutions) to develop the TSP design, conduct computer-based modeling and simulation, design and construct a physical laser and materials testbed at the OU Tulsa laboratory, develop an online program-management system, find and qualify new facilities for TSP development, and help define commercialization paths. The primary objective for the remainder of 2011 and 2012 is to develop the TSP, which is a single-color CSpace display featuring an 8”x8”x4” liquid image volume enclosed in a 15” glass dome, continuously viewable over 360° and from the top in moderately-bright room lighting (satisfying the requirements of ISO 9241-303) without operational safety controls (e.g., goggles or stand-off barrier). The TSP is expected to be developed at new facilities in Albuquerque, NM.

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

In May 2011 Dr. Hoover delivered a 30-page preliminary technical assessment of the CSpace technology. The primary purpose was to obtain an independent assessment on the feasibility of scaling the original CSpace architecture up to a trade-show prototype, and to suggest alternative CSpace components to increase feasibility where needed. The report first defined TSP requirements, proposed a preliminary TSP design, and laid out a systematic approach for meeting those requirements. Using preliminary photometric, thermal, and mechanical analyses, the report then assessed the feasibility of the original CSpace architecture to meet the TSP requirements, and suggested alternative architectural components to increase scaling feasibility. The assessment identified the following four improvements that could significantly enhance the feasibility of the TSP:

•	Increase material photoluminescent efficiency

•	Adapt rendering mode

•	Implement dome cooling

•	Reduce projector power loss

Activities were undertaken to develop these improvements in a risk-reduction phase beginning June 2011. The risk-reduction contract with AOT also addressed program-management and facility needs anticipating TSP development. Since relevant data on material photoluminescent efficiency is scarce, a laser and materials research testbed was designed and constructed at the OU Tulsa laboratory, and the existing set of solid and liquid materials was optically characterized. Specifications and sources of additional materials were also developed. A rendering study was undertaken, to demonstrate and quantify alternative rendering modes, employing an OU graduate student under the oversight of TAB member Dr. Pradeep Sen. Dome cooling studies were conducted via computer simulation by Comet Solutions, and alternative projector architectures were identified. A program-management system was established on the Clarizen online platform, and facilities, staffing needs, and budgets were developed for execution of the TSP development plan.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenue

The Company earned $25,434 and $22,908 from the OCAST grant during the three months ended September 30, 2011 and 2010, respectively.

We did not have earned income from the sales of Pixel Precision™ for the three-months ended September 30, 2011 or September 30, 2010.

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

Research and Development Expenses

The research and development expenses were $212,291 for the three months ended September 30, 2011, as compared to $68,710 for the three months ended September 30, 2010.  The increase was a result of the February and June 2011 agreements signed with Advanced Optical Technologies (“AOT”), $90,000, lab equipment purchased, $29,000, travel related to the AOT agreement, $6,000, and supplies of $5,400.  These increases were for the costs of lab supplies and equipment and consultants for the CSpace®™ prototype development.

General and Administrative Expenses

Our general and administrative expenses were $331,856 for the three months ended September 30, 2011 as compared to $252,525 for the three months ended September 30, 2010.  The increase is due primarily to consultants, $59,000, auditing fees, $7,600, travel, $13,000, the salary of and options issued to the new CEO and management consultants of $59,000, less the $36,000 of salary to the previous CEO.

Interest expense for the three months ended September 30, 2011 was $2,314 as compared to $33,514 for the three months ended September 30, 2010.  The decrease was a result of the decrease in the amounts outstanding on our convertible debentures and the conversion of the Newton, O'Connor, Turner & Ketchum 13% Convertible Debentures to common stock.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenue

The Company earned $80,323 from the OCAST grant during the nine months ended September 30, 2011 as compared to $51,672 for the nine months ended September 30, 2010.  The increase was due to additional expenditures under the grant.

There were sales of $3,000 of Pixel Precision™ during the nine months ended September 30, 2011 as compared to $-0- for the nine months ended September 30, 2010.

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

Research and Development Expenses

Research and development expenses were $534,737 for the nine months ended September 30, 2011, as compared to $388,769 for the nine months ended September 30, 2010.   The net increase was a result of an increase in expenses incurred for lab supplies and equipment $65,000 and consultants engaged amounting to $255,000 in 2011 and the decrease in the cost of vesting options to the Director of Technology in 2010 amounting to $168,000.

General and Administrative Expenses

Our general and administrative expenses were $979,638 for the nine months ended September 30, 2011 as compared to $793,358 for the nine months ended September 30, 2010.  The increase was the result of the increase in legal fees of $39,000, accounting and auditing fees of $20,000, public relations consultant of $17,000, cost incurred for the October shareholders’ meeting of $27,000, and the increase in cost related to the hiring of and options issued to the new CEO and consultants of approximately $149,000, less the cost of the retiring CEO of $108,000.

Interest Expense

Interest expense for the nine months ended September 30, 2011 was $35,315 as compared to $66,464 for the nine months ended September 30, 2010. The change in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods.

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

We had net cash of $252,587 at September 30, 2011.

We had negative working capital of $230,836 at September 30, 2011.

During the nine months ended September 30, 2011, we used $883,516 of cash for operating activities, an increase of $623,324 or 240% compared to the nine months ended September 30, 2010. The increase in the use of cash for operating activities was a result of the increase in the net loss of approximately $274,000, the increase in stock issued for interest of approximately $26,000 and a decrease in the change in accounts payable of approximately $349,000.

Cash used in investing activities during the nine months ended September 30, 2011 was approximately $1,000 compared to $-0- for the nine months ended September 30, 2010.

Cash provided by financing activities during the nine months ended September 30, 2011 was $770,000, an increase of $509,000 or 194% compared to the nine months ended September 30, 2010.  The increase was the result of warrant exercise advances from Golden State and options exercised.

We expect to fund the ongoing operations through the existing financing in place (see below) and through raising additional funds as permitted by the terms of Golden State financing.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Pursuant to the 6.25% Convertible Debenture due in 2011,on November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 (the “Debenture”) to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors (“Golden Gate”). Pursuant to the terms of the Debenture, Golden State may, at its election, convert all or a part of the Debenture into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State's election to convert, subject to adjustment as provided in the Debenture. In addition, pursuant to the terms of the Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Debenture. The Company filed a registration statement covering the shares to be issued upon conversion of the Debenture. Included in the registration statement were 4.25 million shares issuable on the Debenture based on 2007 market prices and assuming full conversion of the convertible debenture. The registration statement became effective on January 4, 2008.

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of September 30, 2011, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement. At various dates during 2009, $115,043, of the Debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture. At various dates during 2010, $274,438 of the Debenture was converted into 93,196,578 shares of common stock at prices ranging from $0.0027 to $0.004 based on the formula in the convertible debenture. Shares totaling 6,093,396 were issued in payment of $17,062 of accrued interest during 2010. At various dates during 2011, $120,000 of the Debenture was converted into 9,124,055 shares of common stock at prices ranging from $0.006 to $0.017 based on the formula in the convertible debenture. Additionally $12,669 of accrued interest due through March 15, 2011 was added to the debenture balance during the nine month period ended September 30, 2011. The 4,310,446 shares remaining in escrow and reported as outstanding at December 31, 2010 were cancelled in the first quarter of 2011.

Pursuant to the 4.75% Convertible Debenture due in 2011, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted. The warrants are exercisable at $10.90 per share. Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $5,400 of the $100,000 debenture into 38,615,468 shares of common stock, exercised warrants to purchase 54,000 shares of common stock at $10.90 per share and applied $3,382 of accrued interest and advanced $750,000 against future exercises of warrants of which $588,589 was applied to the exercise of warrants leaving $164,782 of unapplied advances at September 30, 2011.

The Oklahoma Center for the Advancement of Science and Technology approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  We received approval for our no cost extension request for the first year of the contract. With the first modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $80,323 and $51,672 from the grant during the nine month periods ended September 30, 2011 and 2010, and $211,824 from inception to date.  We received approval for our no cost extension request for the second year of the contract. With the new modification, the second year ends on February 28, 2012.

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

Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended September 30, 2011 and subsequent to September 30, 2011.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Common stock issued for services and liabilities

Subsequent to September 30, 2011 shares of common stock totaling 5,819,237 were issued for consulting services for which the Company recognized $61,352 of expense.

 Submission of Matters to a Vote of Security Holders

The annual meeting (the “Annual Meeting”) of stockholders of 3DIcon Corporation (the “Company”) was held on October 15, 2011 in Tulsa, Oklahoma. Only shareholders of record as of the close of business on September 9, 2011 were entitled to vote at the Annual Meeting.  As of the record date, 1,167,988,693 shares of the Company’s common stock were outstanding and entitled to vote at the Annual Meeting.  At the Annual Meeting, 838,768,676 shares of the Company’s common stock were represented, in person, by proxy or by broker non-votes, consisting a quorum.

The results of the matters voted on by the shareholders at the Annual Meeting were as follows:

1.	The shareholders voted against a proposal to reincorporate by merger from an Oklahoma corporation into a wholly owned Nevada corporation.

For	Against	Abstain
452, 996, 024	84,626,847	5,316,576

2.
The shareholders voted to approve an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the Company's common stock, par value $0.0002 per shares, at a ratio not less than fifteen-for-one and not greater than thirty- five-for-one, with the exact ratio to be set within such range at the discretion of the Board of Directors, without further approval or authorization of the Company's stockholders, provided that the Board of Directors determines to effect the reverse split and such amendment is filed with the Nevada Secretary of State no later than April 30, 2012.

For	Against	Abstain	Broker Non-Votes
718,760,305	117,507,387	2,500,984	295,829,229

3.	The shareholders voted to ratify the appointment of HoganTaylor LLP as the Company’s independent registered public accounting firm for our fiscal year ending December 31, 2011.

For	Against	Abstain	Broker Non-Votes
828,137,281	3,749,708	6,881,687	295,829,229

4.	The shareholders voted to elect the following Directors:

Nominees	For	Withheld
Martin Keating	531,002,087	11,937,360
John O’Connor	536,141,455	6,797,992
Victor F. Keen	536,141,455	6,797,992

5.
In a discretionary vote brought before the Annual Meeting, the proxy votes and the shareholders represented in person voted in favor of an amendment to the reverse stock split matter, which matter was voted in Proposal #2, to allow the Company to filed an amendment to the Company’s Certificate of Incorporation with the Oklahoma Secretary of State or the Nevada Secretary of State, at the discretion of the Board of Directors.  The amendment was approved by the shareholder.

For	Against	Abstain	Broker Non-Votes
737,383,035	19,618,855	81,766,786	295,829,229

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended September 30, 2011, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Shares totaling 57,000,000, which are restricted under SEC Section 144, were issued in the first three quarters of 2011 in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.

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

During the nine-month period ended September 30, 2011 shares of common stock totaling 3,200,000 were issued for consulting services.  Additionally, during the period ending September 30, 2011 shares totaling 7,191,781 were issued to consultants for previous services provided to the Company.

The Company received $20,000 and after withholding the related income taxes, shares of common stock totaling 3,869,962 were issued upon the exercise of four million options under the terms of the employment agreement with Dr. Hakki Refai.

 Shares of common stock totaling 8,371,353 were issued to a former member of the Board of directors, from the exercise of options granted in 2010 under the terms of the 2010 Incentive Stock Plan

Item 3. Defaults Upon Senior Securities.

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

3DICON CORPORATION

/s/ Sidney A. Aroesty
November 14, 2011	Sidney A. Aroesty
Chief Executive Officer

/s/ Chris T. Dunstan
November 14, 2011	Chris T. Dunstan
Interim Chief Financial Officer