Form 10-K
period 2011-12-31
3DICON CORP
filed 2012-04-06
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2011 was $19,569,331.

As of March 19, 2012, the issuer had 1,247,220,696 outstanding shares of Common Stock.

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

In April 2004, we engaged the University of Oklahoma ("OU" or the "University") to conduct a pilot study to determine the opportunity and feasibility for the creation of volumetric three dimensional display systems.

On July 15, 2005, we entered into a Sponsored Research Agreement ("SRA") with the University ("Phase II"), which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies".

On February 23, 2007, we entered into an SRA with the University ("Phase III"), which SRA expired on March 31, 2010. Under this agreement, the University conducted a research project entitled "3-Dimensional Display Development".

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

The Oklahoma Center for the Advancement of Science and Technology ("OCAST") approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The award was for a maximum of $149,940 for 2009 and 2010.  We requested a no cost extension for the first year.  OCAST approved our request and extended our first year contract to August 31, 2010.  In addition, the Company was approved for a second year no cost modification, extending the second year to February 28, 2012.

General Overview

We are a development stage company. Our mission is to pursue, develop and market full-color volumetric 3-D technology. Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. On May 26, 2009, the United States Patent and Trademark Office ("USPTO") approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  This patent describes what we are calling our CSpace®™ technology (“CSpace”). At this time, we do not own any intellectual property rights in these technologies, and, apart from the Sponsored Research Agreement with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University and our staff by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military. On April 6, 2009, we filed a provisional patent on an emissive two-dimensional (“2D”) screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/Inflexible Front/Back Projection screen or display" and owned solely by 3DIcon Corporation.   Through the current agreement with the University of Oklahoma, OU filed a continuation patent application on November 19, 2010, called “3D Light Surface Display”.  This application provides additional protections of our CSpace®™ technology.

Overview of Development of 3D Technology

Pursuant to the Sponsored Research Agreement, a portfolio of 3D Display Technologies is being developed in using the following approaches:

•	I – Swept Volume Displays - We have successfully achieved the initial demonstration and proof of technology for this approach.

•	II – Static Volumetric Displays - Under Glass.
•	III – Stacked Volume Displays - We also have investigated the technologies for developing innovative Stacked Volumetric Displays.

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

Our implementation of a Static Volume Display (CSpace®™) employs one or more Digital Micro-Mirror Devices (DMDs) and infra-red lasers to produce 3D images in advanced transparent nanotechnology materials, thereby enabling the creation, transmission and display of high resolution 3D images within a volume space, surrounded by glass or transparent screen. The initial investigation for the Static Volume system commenced in 2007. On September 2008, we built a laboratory prototype Static Volume Display using the CSpace®™ technology and demonstrated the creation of true 3D images within a specified image space. New developments for eliminating the distortion occurred by the divergence of the constructed 3D image have been presented at the SPIE Europe Security & Defense conference in Berlin, Germany in August 2009. Improvements for the optical systems utilized by CSpace®™ with the latest achieved resolution were published on October 2009 in IEEE/OSA Journal of Display Technology titled "Static Volumetric Three-Dimensional Display". On February 15, 2010, at the SPIE Medical Imaging conference, we presented the latest software developments that allow reading Digital Imaging and Communication In Medicine ("DICOM") formats whether scanned by ultrasound devices, magnetic resonance imaging ("MRI"), or computed tomography ("CT") scanners. With this new software architecture, Static Volume 3D displays based on the CSpace®™ technology would have the capability of displaying medical images.

On April 14, 2010, at the OSA Digital Holography and Three-Dimensional Imaging conference in Miami, FL, we presented an increase in brightness of the constructed 3D images.  On September 23, 2010, at the SPIE Europe Security & Defense conference in Toulouse, France, we presented new implementations to reduce flicker of the 3D Images constructed by CSpace®™ display.  In November 2010, we published a new method of rendering 3D Images using a rotational-slicing technique at the Journal of the Society for Information Display. In December 2010, we published the utilization of new materials for CSpace®™ image space at the Journal of the Society for Information Display. In April 2011, New Developments That Allow CSpace®™ To Perfectly Fit Applications Such As Air Traffic Control was published in the IEEE/OSA Journal of Display Technology.

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

On February 23, 2007, we entered into a Sponsored Research Agreement with the University of Oklahoma ("Phase III"), which expired on March 31, 2010. Under this agreement, the University conducted a research project entitled "3-Dimensional Display Development". We agreed to pay the University $3,468,595 in monthly installments ranging from $92,263 to $112,777 beginning on April 30, 2007 and ending on March 31, 2010.

On October 31, 2008, OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 we had a remaining obligation under the previous SRA payment schedule of $2,665,818, which included monthly payments due for December 2007 through August 31, 2008 totaling $861,131. The $1,804,687 balance of the remaining scheduled payment obligation was cancelled by OU. Under the terms of the revised base payments schedule, the arrearages would be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000. In addition to the monthly base payments, we agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment. In the event funding did not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 shares of our common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009. We had the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurred after September 30, 2009.

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

During the years ended December 31, 2011 and 2010, the Company charged operations $37,363 and $43,884, respectively, pursuant to the SRA. At December 31, 2011, the Company owed the University $7,686 in direct costs.

We own all worldwide rights to commercial and government usage of the intellectual property being developed by the University. The University has applied for the following patents with the U.S. Patent and Trademark Office:

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing	Grant Date of U.S. Patent	European Pending Patent- Date of Filing	Japanese Pending Patent- Date of Filing
Swept Volume Display	Swept Volume Display	September 2006

Colorful Translation Light Surface 3D Display Colorful Translation 3D Volumetric Display 3D Light Surface Display	Light Surface Display for Rendering Three-Dimensional Image (Combined)	April 2007	December 2010	April 2007	April 2007

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display for Rendering Three-Dimensional Image (Combined)	April 2007	May 2009

Computer System Interaction with DMD	Computer System Interaction with DMD	January 2008

Virtual Moving Screen for Rendering Three Dimensional Image	Virtual moving screen for rendering a three-dimensional image	January 2008

Marketing and Product Development

We produced our first product "Pixel Precision" in 2007. The product has been made commercially available through a sales and distribution arrangement with Digital Light Innovations that was signed March 6, 2008. This product is a result of our research efforts involving the use of the Texas Instruments Digital Micro-Mirror Device. The product is targeted at the application development market involving the use of DMDs, specifically the DMD-Discovery™ line from Texas Instruments™.

We do not have any commercial products, services or technologies in the area of Three Dimensional Displays as yet. We envision the sale of products developed or jointly developed with partners in various industry verticals, the sub-licensing of University-owned technology, or a combination thereof.

We have identified the following potential markets and uses for the technology being developed by the Company:

•	Medical Imaging (CT, MRI, Dental);
•	Digital Displays: Large Format, Retail Advertising;
•	Air Traffic Systems, Traffic Planning, Town Planning;
•	Pharmaceutical and Bio-Medical Research;
•	Homeland Defense and Security (Baggage and Cargo Scanning);
•	Architectural Plans and Virtual Structures;
•	Interactive Entertainment;
•	Geo-Spatial Applications;
•	Casino Gaming;
•	Military Applications;
•	Engineering and Geospatial Exploration;
•	Military Performance (mission planning, tactical awareness, decision support, and post engagement assessment)
•	Space Transportation Systems;
•	Earth Science Research;
•	Education and Training Applications; and
•	Entertainment Applications (video games).

Competition

There are a number of different technologies that are at different stages of research and development to enable the display of 3D images. The following is a summary of volumetric or rear projection 3D display research or product development activities of which we are currently aware:

•	LightSpaceDepthCube™ from LC Tech
•	Felix 3D Displays
•	Perspecta Spatial 3D Display from Optics for Hire
•	3D Technology Laboratories
•	Xigen – Rotating helix 3D display
•	USC – Rotating light field 3D display
•	Setred – Rear projection 3D display
•	Zecotek – Rear projection 3D display

Employees

We had three full-time employees as of December 31, 2011, Sidney Aroesty, Chief Executive Officer, Dr. Hakki Refai, Chief Technology Officer, and Ms. Judith Keating, Company Secretary and Director of Investor Relations. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business:

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $16,421,120 for the period from inception (January 1, 2001) to December 31, 2011. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

Currently, our only significant assets are our Sponsored Research Agreement with the University and the exclusive license agreement covering the technology on which the University and the Company are working. Our ability to accomplish our business plan relies entirely on our ability to successfully develop marketable 3D display technology.

Our only significant assets at the present time are our Sponsored Research Agreement with the University and the exclusive license agreement covering the technology on which the University and the Company are currently working. In October 2008, Dr. Hakki Refai, the former chief researcher at the University joined the Company as our Chief Technology Officer. Any technology independently developed by the Company subsequent to October 2008, will be the sole property of 3DIcon. If we or the University researchers are not successful in developing 3D display technology that we have envisioned in our business plan, our ability to generate revenues from marketing of the product or technologies on which our business plan is based will be severely impacted, which could threaten the very existence of the Company.

Even if we or the University researchers are successful in developing 3D display technology, because of the revolutionary nature of such technology (i.e., no similar technology currently exists, and there are numerous unknowns relating to the technology, such as manufacturing costs and operational costs), there can be no assurance that our marketing plans for the technology will be successful.

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

Although the volumetric 3D imaging and display technology that we are attempting to develop is new, and although at present we are aware of only a limited number of companies that have publicly disclosed their attempts to develop similar technology, we anticipate a number of companies are or will attempt to develop technologies/products that compete or will compete with our technologies. Further, even if we are the first to market with a technology of this type, and even if the technology is protected by patents or otherwise, because of the vast market and communications potential of such a product, we anticipate the market will be flooded by a variety of competitors (including traditional display companies), many of which will offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to prospective customers. In addition, many if not all of our competitors and potential competitors will initially be larger and have greater financial resources than we do. Some of the companies with which we may now be in competition, or with which we may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, even given our relationship to the University, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Further, technology in this industry may evolve rapidly once an initially successful product is introduced, making timely product innovations and use of new technologies essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render any product we initially market obsolete and unmarketable. If we or our partners are not able to deliver to market products that respond to industry changes in a timely manner, or if our products do not perform well, our business and financial condition will be adversely affected.

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

Our success depends to a significant extent upon the continued services of our Board of Directors, management officers and our Chief Technology Officer.  Our success also depends on our ability to attract and retain other key executive officers.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

In their report dated March 30, 2012, our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we are a development stage organization with insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

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

As of March 19, 2012, we had 1,247,220,696 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 937,768,014 shares of common stock at current market prices. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors ("Golden State") to purchase 816,560 shares of common stock at an exercise price of $10.90. The sale of the shares underlying the convertible debentures and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debenture (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $81,656 and market prices 25%, 50% and 75% below the market price as of March 12, 2012 of $0.012.

% Below Market	Price Per Share	Effective Conversion Price	Number of Shares Issuable(1)	% of Outstanding Stock
25%	$0.0090	$0.0072	1,349,915,229	108%
50%	$0.0060	$0.0048	2,025,314,924	162%
75%	$0.0030	$0.0024	4,051,514,007	325%

(1) Shares issuable exclude 816,560 shares underlying the remaining warrants exercisable at $10.90 per share.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the $1.25 million convertible debenture issued to Golden State on January 15, 2008 (the "Second Debenture") (excluding accrued interest), based on the principal balance of $31,788 and market prices 25%, 50% and 75% below the market price as of March 12 2012 of $0.012.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable	Stock
25%	$0.0090	$0.0081	3,924,488	0.3%
50%	$0.0060	$0.0054	5,886,731	0.5%
75%	$0.0030	$0.0027	11,773,463	0.9%

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

Our executive offices are located at 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136. The lease has a term of forty-eight (48) months, which began on June 1, 2008.  We currently pay rent and related costs of approximately $2,315 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

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

Year Ended December 31, 2011

	High	Low
First Quarter ended March 31, 2011	$0.1040	$0.0110
Second Quarter ended June 30, 2011	$0.0795	$0.0200
Third Quarter ended September 30, 2011	$0.0320	$0.0131
Fourth Quarter ended December 31, 2011	$0.0180	$0.0069

Year Ended December 31, 2010

	High	Low
First Quarter ended March 31, 2010	$0.0089	$0.0029
Second Quarter ended June 30, 2010	$0.0060	$0.0025
Third Quarter ended September 30, 2010	$0.0057	$0.0025
Fourth Quarter ended December 31, 2010	$0.0280	$0.0004

Holders

As of March 19, 2012 we had approximately 395 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders:

2011 Plan	46,106,428	$0.21	100,000,000
Total	46,106,428	$0.21	100,000,000

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

In January and February 2011 shares totaling 57,000,000 were issued in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Member of the Board of Directors, Hakki Refai, Chief Technology Officer, and Judith Keating, Secretary. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions not involving a public offering.

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

On June 30, 2011, the Company received an aggregate exercise price of $20,000 and, after withholding the related income taxes, shares of common stock totaling 3,869,962 were issued upon the exercise of four million options under the terms of the employment agreement with Dr. Hakki Refai. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions not involving a public offering.

On September 27, 2011, the Company issued shares of common stock totaling 8,371,353 upon the cashless exercise of 11,505,891 options under the terms of the stock option agreement granted to Lawrence Field by the Board of Directors. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions not involving a public offering.

In October 2010 and November 2010, the Company conducted a private placement pursuant to which it may issue Convertible Promissory Notes in the aggregate principal amount of up to $700,000, of which $400,877 was issued. The Convertible Promissory Notes bear interest at a rate of 5% per annum and were due two years from date of issue. The Convertible Promissory Notes were convertible, at the option of the holder, into shares of the Company's common stock at a price per share of $0.0025. The Convertible Promissory Notes were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D thereof. At various dates during 2011, the $400,877 of Notes and accrued interest of $9,020 were converted into 163,631,653 shares of common stock at $0.0025 per share.  The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions not involving a public offering.

During the fiscal year ended December 31, 2011, the Company issued a total of 291,243 shares of common stock to the Company’s interim Chief Financial Officer, Chris Dunstan, for services rendered to the Company. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions not involving a public offering.

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

Plan of Operation

Background:

The Company initially engaged in the development of 360° volumetric imaging and display technology, specifically in the areas identified by the initial in-depth investigation conducted by the University. The identified areas are two major complementary areas of technology that comprise the spectrum of the solution and application (1) a means of recording 3D objects as digital holographic data elements (capture); and (2) a means of reconstructing and displaying the 3D images (display).

Based on the investigation as well as review of existing patents and technologies, it was concluded that the area of 3D image capture and recording had multiple solutions and technologies that adequately served the market. As a result, our focus narrowed to developing 3D display technologies, intellectual property protecting those technologies and products that incorporate those technologies. We also plan to 1) establish strategic partnerships with the owners or licensees of certain existing 3D recording technologies and 2) as appropriate integrate our technologies and/or products into existing industry specific system level products.

The 3D display technologies surveyed to date can be divided into two broad categories based on usage paradigm and implementation. The first category is flat panel-based 3D displays that includes current stereoscopic (glasses required) 3D TVs and emerging auto-stereoscopic (glasses-free) displays that are currently very expensive and low quality. The second category is 3D volumetric displays that afford users a 360-degree view unlike the flat panel displays in the first category. Our CSpace technology is in this second category and is a better fit and more advantaged for certain applications mentioned earlier. Volumetric 3D displays appear to offer many opportunities for further technology development and intellectual property creation by our staff and the University to which 3DIcon would have exclusive rights.

The research team at OU has been working to integrate open source image capture applications as well as to establish 3D image capture systems.

We continue to build intellectual property through our staff and the University, to which the Company has exclusive rights and engage in research and development in the area of 3D displays as well as certain related technologies.

The Oklahoma Center for the Advancement of Science and Technology approved the Company's application for funding of a matching grant titled "800 Million Voxels Volumetric Display," on November 19, 2008. The two-year matching grant, totaling $299,932, has a start date of January 1, 2009. We received approval for a no cost modification request, which extended the first year of the contract to August 31, 2010. In addition, the Company received approval for a second year no cost modification request, which extended the second year of the contract to February 28, 2012. In connection with the grant, the Company received (i) $35,139 during 2009; (ii) $96,362 during 2010; (iii) $86,323 during 2011; and $217,824 from inception to date.

Current Activities and Operations

The Company is developing the CSpace 3D volumetric display technology and plans to develop a Trade-Show Prototype (“TSP”), after the successful development of a 2nd generation proof-of-concept (laboratory prototype 2) through the Sponsored Research Agreement (the “SPA”) with the University of Oklahoma.  As currently envisioned, the TSP will be a single-color CSpace display featuring an 8”x8”x4” liquid image volume enclosed in a 15” glass dome, continuously viewable over 360’ and from the top in moderately-bright room lighting (satisfying the requirements of ISO 9241-303) without operational safety controls (e.g., goggles or stand-off barrier). The Company recently completed a technical evaluation of the CSpace 3D volumetric display technology and the TSP by outside technical experts including Dr. George Melnik, now a Senior Technical Advisor with the Company. These experts validated the viability of the CSpace technology and the technical feasibility of the TSP. Under Dr. Melnik’s direction, the Company is developing a second higher performance laboratory prototype that will further prove and de-risk the CSpace technology as well as pave the way for more rapid development of the TSP.

On June 13, 2011, the Company hired CEO Sidney Aroesty, with leadership and experience in building successful public companies, to evaluate the capabilities of the Company and to field the most capable management team to develop the TSP.   As part of this process, Dr. Brian Hoover, CEO of AOT, was retained from February through December 2011 as 3DIcon’s VP of Technology Development, to plan the technologies and other resources for the initial development and commercialization of CSpace.  As part of that effort, the Company engaged a team of consultants including an optical engineer, a system engineer, computer graphics specialists, and a mechanical engineer to develop a proposed TSP architecture, conduct computer-based modeling and simulation, design and construct a physical laser and materials test-bed at the OU Tulsa laboratory, develop an online program-management system, identify required resources, and help define potential commercialization paths.

On March 19, 2012 the Company announced that Sidney Aroesty would join the Board of Directors and appointed display industry veteran Mark Willner as CEO. Mr. Willner has 30 years of product development, product commercialization, sales, entrepreneurial, and executive experience in the display industry.

Working closely with Mr. Willner and the Company’s Chief Technical Officer (CTO), Dr. Hakki Refai, will be Dr. George Melnik, 3DIcon’s new Senior Technical Advisor.  Dr. Melnik has had a long career in display technology commercialization, including positions at General Electric where he played a key role in the pioneering of active matrix displays (now used in everything from mobile phones to televisions) and at Phillips Electronics, where he was the technical lead in the development of the first scrolling color rear projection television system.

Progress on Research and Development Activities

The research team at OU filed two new patent applications in the first quarter of 2008 and converted one from a provisional to a utility filing.

Under the aegis of the SRA, the University has filed the following patent applications. The utility patents have been converted and consolidated from the previously filed provisional applications.

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing	Granted U.S. Patent	European Pending Patent- Date of Filing	Japanese Pending Patent-Date of Filing
Swept Volume Display	Swept Volume Display	Filed by OU in September 2006

Colorful Translation Light Surface 3D Display Colorful Translation 3D Volumetric Display 3D Light Surface Display	Light Surface Display for Rendering Three-Dimensional Image (Combined)	Filed by OU in April 2007	December 2010	April 2007	April 2007

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display for Rendering Three-Dimensional Image (Combined)	Filed by OU in April 2007	May 2009

Computer System Interaction with DMD	Computer System Interaction with DMD	Filed by OU in January 2008

Virtual Moving Screen for Rendering Three Dimensional Image	Virtual moving screen for rendering a three-dimensional image	Filed by OU in January 2008

Optically Controlled Light Emitting and System for Optically Written 2D and 3D Displays	Utility Patent Application to be filed	Filed by 3DIcon in April 2008

Further, we are taking steps to explore areas that may be related to assist in the protection of intellectual property assets. In addition, we have begun the process of applying for trademarks related to our 3D technologies.

The primary technical objective for 2012 is to develop higher performance next generation prototypes (laboratory and tradeshow) of the CSpace single-color display that will de-risk and further validate the CSpace technology. The work will primarily be done by the Company, professional consultants, and potential strategic partners:

I. Static Volumetric Display Technology (“CSpace®™”)

•	Design and construct a second generation laboratory prototype (Lab Proto 2)
•	Initial development of third generation laboratory / tradeshow prototypes with a strategic partner
•	Initial development and validation of improved CSpace architectures
•	Identification, evaluation & development support for higher efficiency materials & lasers

II. By-Product Technologies

•	Continue to generate revenue from the sales of our Pixel Precision™ DMD Control Software into DMD application development markets.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Revenue

The Company received $86,323 and $96,362 from the OCAST grant during 2011 and 2010, respectively.

We have launched our first software product Pixel Precision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have earned income of $3,000 and $9,697 before commissions and costs from the sales of Pixel Precision™ for the years ended December 31, 2011 and December 31, 2010, respectively.

We expect sales of Pixel Precision™ to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems. We expect that the revenue from this product to contribute to the operating expenses (general and administrative, research and development, interest) but do not expect the revenue generated in 2012 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $942,240 for the year ended December 31, 2011 as compared to $469,408 for the year ended December 31, 2010. The increase was a result of engaging outside research and development consultants.

General and Administrative Expenses

Our general and administrative expenses were $1,430,365 for the year ended December 31, 2011 as compared to $1,084,419 for the year ended December 31, 2010. The increase is due primarily to contracting with Mr. Aroesty, the new CEO, the new interim CFO and 10,000,000 (ten million) shares issued to Concordia Financial Group as additional compensation under the terms of the Independent Consulting Agreement.

Interest Expense

Interest expense for the year ended December 31, 2011 was $37,187 as compared to $75,969 for the year ended December 31, 2010. The decrease in interest expense resulted from the decrease of the amounts outstanding under the convertible debentures and promissory notes.

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

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2011, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $17,666 at December 31, 2011.

We had negative working capital of $659,560 at December 31, 2011.

During the year ended December 31, 2011, we used $1,118,437 of cash for operating activities, an increase of $607,302 or 119% compared to the year ended December 31, 2010. The increase in the use of cash for operating activities was a result of the increased loss from operations during 2011.

Cash used in investing activities during the year ended December 31, 2011 was $998 a decrease of $2,252 compared to the year ended December 31, 2010.  The decrease was a result of the decrease in the amount of office equipment purchased in 2011.

Cash provided by financing activities during the year ended December 31, 2011 was $770,000 a decrease of $110,368 or 13% compared to the year ended December 31, 2010.  The decrease was the result of an increase in funding under the terms of the convertible debentures from Golden State in 2011 and a decrease of in the amount of promissory notes issued from 2010.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Pursuant to the 6.25% Convertible Debenture now due in 2014, on November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 (the “Debenture”) to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors (“Golden Gate”). Pursuant to the terms of the Debenture, Golden State may, at its election, convert all or a part of the Debenture into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State's election to convert, subject to adjustment as provided in the Debenture. In addition, pursuant to the terms of the Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Debenture. The Company filed a registration statement covering the shares to be issued upon conversion of the Debenture. Included in the registration statement were 4.25 million shares issuable on the Debenture based on 2007 market prices and assuming full conversion of the convertible debenture. The registration statement became effective on January 4, 2008.

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of September 30, 2011, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement. At various dates during 2009, $115,043, of the Debenture was converted into 12,124,828 shares of common stock at prices ranging from $0.007 to $0.01 based on the formula in the convertible debenture. At various dates during 2010, $274,438 of the Debenture was converted into 93,196,578 shares of common stock at prices ranging from $0.0027 to $0.004 based on the formula in the convertible debenture. Shares totaling 6,093,396 were issued in payment of $17,062 of accrued interest during 2010. At various dates during 2011, $157,331 of the Debenture was converted into 16,156,404 shares of common stock at prices ranging from $0.0059 to $0.0174 based on the formula in the convertible debenture. Additionally $12,669 was added to the principle balance of the debenture in payment of accrued interest during 2011. The 4,310,446 shares remaining in escrow and reported as outstanding at December 31, 2010 were cancelled in the first quarter of 2011.

Pursuant to the 4.75% Convertible Debenture now due in 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted. The warrants are exercisable at $10.90 per share. Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868, shares of common stock and exercised warrants to purchase 67,600 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011.

The Oklahoma Center for the Advancement of Science and Technology approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008. The two-year matching grant, totaling $299,932, had a start date of January 1, 2009. We received approval for a no cost modification request, which extended the first year of the contract to August 31, 2010. In addition, the Company received approval for a second year no cost modification request, which extended the second year of the contract to February 28, 2012. In connection with the grant, the Company received (i) $35,139 during 2009; (ii) $96,362 during 2010; (iii) $86,323 during 2011; and $217,824 from inception to date.

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

The Company was unable to meet the revised payment schedule and on May 18, 2009 the University agreed to revise the payment terms. Under the terms of the revised base payments schedule, the arrearages scheduled to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132, were deferred to a monthly payment schedule of July 2009 through February 2010. On February 19, 2010, the University agreed to modify the repayment plan to retire the outstanding debt of $525,481. Under the terms of the modified repayment plan the Company agreed to make payments to the University, not less than quarterly, in an amount equal to 22.5% of any funding received by the Company. The Company complied with the agreed upon payment schedule and on December 1, 2010 the Company entered into an agreement with OU pursuant to which OU agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 59,000,000 shares of the Company's common stock. As a result of the debt conversion, OU became the holder of approximately 8% of the outstanding common stock of the Company. Pursuant to the agreement, the shares are subject to a put option allowing OU to require the Company to purchase certain of the shares upon the occurrence of certain events. In addition, the shares are subject to a call option allowing the Company to require OU to sell to the Company the shares then held by OU in accordance with the terms of the agreement.

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

Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended December 31, 2011 and subsequent to December 31, 2011. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to December 31, 2011 Golden State converted $1,664 of the 4.75% convertible debenture into 25,049,954 shares of common stock at $0.00007 per share and exercised 16,635 warrants at $10.90 per share for $181,322 and advanced $100,000 for future exercise of warrants under the terms of the securities purchase agreements.

Common stock and paid in capital

Shares of common stock totaling 10,651,232 were issued in payment of $78,863 in legal and consulting fees under the terms of our agreements for service during 2011 and 2012.

OCAST Grant

The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on August 31, 2012.

Employment contracts

On March 19, 2012 the Company announced that Sidney Aroesty would resign as CEO and join the Board of Directors. The Board appointed display industry veteran Mark Willner as CEO with an annual salary of $180,000.

Dr. George Melnik was appointed the new Senior Technical Advisor with an annual salary of $144,000. Dr. Hakki Refai will continue to serve as the Chief Technology Officer.

Civil Action Complaint

On April 2, 2012, the Company was served with a Summons and Complaint (the “Complaint”) for a civil action filed by Advanced Optical Technologies, Inc. (“AOT”) in the Second Judicial District Court of New Mexico, County of Bernalillo. In the Complaint, AOT alleged that the Company owed and refused to pay the amount of $90,124.91 for services performed by AOT through December 28, 2011 and AOT also asserted a fraud claim. The Company believes the allegations in the Complaint to be without merit. Nevertheless, the Company made efforts to resolve the dispute with AOT and believed the matter to be resolved, subject to documentation. The Company intends to aggressively defend the claims set forth in the Complaint.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes. During the most recent quarter ended December 31, 2011, there has been no change in our internal control over financial reporting(as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Mark Willner	60	Chief Executive Officer
Chris T. Dunstan	56	Interim Chief Financial Officer
Sidney A. Aroesty	64	Director
Martin Keating	70	Director
John O'Connor	57	Director
Victor F. Keen	70	Director

Mark Willner – Chief Executive Officer

Mark Willner was appointed Chief Executive Officer on March 19, 2012. Mr. Willner founded nFlexion LLC, a management consulting firm specializing in early stage technology companies. Since 2001 Mr. Willner served, and continues to serve, as nFlexion LLC’s founding and managing partner. nFlexion LLC is a provider of interim executive services and general management consulting to early state high tech companies. Mr. Willner has over 30 years of product development, product commercialization, sales, entrepreneurial, and executive experience in the display industry. He has held key positions with a number of technology companies, including Wyse Technology and Hewlett-Packard. In addition, Mr. Willner was the founder of Colorado MicroDisplay, a U.S. company that made miniature displays used in cameras, camcorders and other products.

Chris T. Dunstan – Interim Chief Financial Officer

Chris Dunstan has been Interim Chief Financial Officer since August 8, 2011. He has over 25 years of corporate, executive and management experience. He is currently a Director of TH Business Advisor, LLC. From 1998 to 2010, Mr. Dunstan served as Director of the John R. Oishei Foundation. From 2003 to 2006, Mr. Dunstan was Executive Vice President and Chief Financial Officer to Rich Products Corporation, a global food manufacturer with $3 billion of annual revenue. Mr. Dunstan held various other executive positions, including Executive Vice President, Chief Financial Officer and Treasurer for Adelphi Cable Corporation, a publically traded broadcast media company; Senior Vice President and Chief Financial Officer for Sentry Group; Vice Chairman and Chief Financial Officer of Trico Products Corporation, a public automotive products company; and Vice President of Finance, Treasurer and Director of Strategic Planning for Schlegel Corporation. Mr. Dunstan was a Certified Public Accountant with KPMG/Peat Marwick; a Sales Manager for General Electric Credit Corporation; a member of the Executive Advisory Committee and Dean’s Council at the University of Rochester’s Simon School of Business; and a member on the Board of Project Jumpstart NY.

Sidney A. Aroesty – Director

Sidney Aroesty was Chief Executive Officer from June 13, 2011 to March 19, 2012, on which date he was elected to the Board of Directors. Mr. Aroesty currently serves as a member of TH Business Advisors, LLC. From October 2009 to present, Mr. Aroesty has acted as a Managing Director for TH Business Advisors, LLC. From 1984 to 2006, Mr. Aroesty served in several senior management roles including President, Chief Operating Officer, and member of the Board of Directors for Diagnostic Products Corporation, a New York Stock Exchange-listed medical technology firm. After Diagnostic Products Corporation was acquired by Siemens Healthcare, Mr. Aroesty served as Chief Operating Officer of the Siemens Healthcare division which acquired Diagnostic Products Corporation. He directed operating activities, including research and development, quality control and regulatory affairs at both companies. From 1995 to 2005, Mr. Aroesty served on the Trustee’s Council of the University of Rochester and as a member of the Visiting Committee at the School of Engineering and Applied Sciences at the University of Rochester.

John O' Connor – Director and Co-Chairman

John O'Connor has been a director of the Company since October 2006. Mr. O’Connor is Chairman of the Board of the Tulsa law firm of Newton, O'Connor, Turner & Ketchum. He has practiced law in Tulsa since 1981, concentrating in the areas of corporate and commercial law. Mr. O’Connor has served two terms on the board of the Oklahoma Bar Association-Young Lawyers Division, and he has served on several committees of the Tulsa County Bar Association. He is a former member of the Oklahoma Academy of Mediators and Arbitrators, and has served as a Barrister in The Council Oak American Inn of Court.

Mr. O'Connor is a regular presenter at continuing legal education seminars sponsored by the Oklahoma Bar Association and the University Of Tulsa College Of Law. Mr. O'Connor is a member of the American Bar Association, the Oklahoma Bar Association, and the Tulsa County Bar Association. He is admitted to practice before the U.S. District Court of the Northern District of Oklahoma and state courts in Oklahoma and the U.S. Tax Court. He is a member of the Cherokee Nation Bar Association. Mr. O’Connor received his law degree from the University Of Tulsa College Of Law and his BA in political science from Oklahoma State University. He studied international law at the Friedreich Wilhelm Rheinische Universtat in Bonn, Germany.

Victor F. Keen – Director and Co-Chairman

Victor F. Keen, the largest shareholder of 3DIcon, joined the board in November 2007. Mr. Keen is a graduate of Harvard Law School and Trinity College. Until recently he was the chair of the Tax Practice Group at the international law firm, Duane Morris, LLP. Mr. Keen has become Of Counsel to the firm and devotes the majority of his time to his board memberships as well as real estate investments in New York City. For more than ten years Mr. Keen has served on the board of Research Frontiers (NASDAQ: REFR), a developer of “Smart Glass” through licensees around the world. For the past five years he has also served as the head of the Compensation Committee for Research Frontiers. Recently, Mr. Keen assumed the position of Board Observer for Egenix, Inc., a bioresearch firm focused on developing treatments for several specific cancers. Mr. Keen has been an active investor in a number of companies, both start up and later stage, including: Lending Tree, acquired by IAC Interactive Corp. (NASDAQ:IACI), a company controlled by Barry Diller; Circle Lending, Inc., now part of Richard Branson’s Virgin empire; and Rollover Systems, Inc., a privately held company involved in the matching of individual IRA/pension accounts with appropriate managers.

Martin Keating – Director

Martin Keating was Chief Executive Officer until August 8, 2011 and has been a director of the Company since 1998. As the founder, chairman, and CEO of 3DIcon Corporation, Mr. Keating has applied his vision and efforts to the creation and development of breakthrough 3D technology. Prior to founding the company, Mr. Keating structured and managed numerous investment vehicles including the capitalization and NASDAQ listing of CIS Technologies, where he served as general counsel. He also completed financing of the Academy Award-winning motion picture, “The Buddy Holly Story”. Mr. Keating has been a guest lecturer at several colleges and universities across the country. He has been featured on national television and radio programs including CNN, CNBC, HARD COPY, etc. In 1996, Mr. Keating published "The Final Jihad," a terrorist suspense novel which was excerpted four times by King Features Syndicate for more than 1,500 newspapers. Mr. Keating is an attorney licensed to practice law in Oklahoma and Texas.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, in the past we determined that it was in the best interests of the Company and its shareholders to combine these roles. From the inception of the Company through June 13, 2011, Martin Keating served as our Chairman and Chief Executive Officer. Due to the small size and early stage of the Company, we believe it was most effective to have the Chairman and Chief Executive Officer positions combined. Since June 13, 2011, the role of the Company’s Chief Executive Officer and the Chairman, or any member, of the Board of Directors was separated.

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

Employment Agreement

On March 25, 2009 the Company entered into an agreement with Dr. Hakki Refai pursuant to which Dr. Refai agreed to serve as the Chief Technology Officer of the Company. Dr. Refai's employment under the agreement commenced on March 25, 2009 and had a term of one year. The term of the agreement automatically extended for successive one year periods until terminated by the parties in accordance with the terms of the agreement.

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

On June 13, 2011, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Aroesty Employment Agreement”) with Sid Aroesty, pursuant to which Mr. Aroesty began serving as the Company’s Chief Executive Officer, effective June 13, 2011. Under the terms of the Aroesty Employment Agreement, Mr. Aroesty was entitled to an annual base salary of $120,000 and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Aroesty Employment Agreement, the Company granted Mr. Aroesty five-year stock options to purchase two (2) million shares at a price equal to the average price of the five day period prior to June 13, 2011 (the “Strike Price”). Furthermore, if Mr. Aroesty remained employed by the Company, he was entitled to receive additional stock options to purchase three (3) million shares at the Strike Price upon the completion of a trade show prototype that displays the Company’s technology.

The Aroesty Employment Agreement contains provisions for non-disclosure of confidential information pursuant to which Mr. Aroesty agreed to refrain from using or disclosing to third parties, directly or indirectly, any Confidential Information, as defined in the Aroesty Employment Agreement, either during or following his employment with the Company. Furthermore, Mr. Aroesty unconditionally and irrevocably assigned any now-existing or later-created Invention(s), as defined in the Aroesty Employment Agreement, which are developed during or three (3) years after his employment with the Company.

The Aroesty Employment Agreement was terminable with or without reason by either the Company or Mr. Aroesty and at any time, upon sixty (60) days written notice. The term of the Employment Agreement was one (1) year and automatically renewed, subject to the same termination rights. Upon termination, the Company agreed to pay any base pay, bonus and benefits that have been earned and are due as of the date of the termination.

On March 13, 2012, the “Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Willner Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Willner Employment Agreement, Mr. Willner is entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board, performance-based bonuses and/or salary increases. Pursuant to the Willner Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase two (2) million shares at a price equal to the average price of the five day period prior to March 19, 2012 (the “Willner Strike Price”). Furthermore, if Mr. Willner remains employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he will receive additional stock options to purchase one (1) million shares at the Willner Strike Price. In addition, if the Company has achieved certain quarterly business objectives, Mr. Willner will receive, at the end of each such quarterly periods, a further grant of stock options to purchase one (1) million shares at the Willner Strike Price.

The Willner Employment Agreement contains provisions for non-disclosure of confidential information pursuant to which Mr. Willner agreed to refrain from using or disclosing to third parties, directly or indirectly, any Confidential Information, as defined in the Willner Employment Agreement, either during or following his employment with the Company. Furthermore, Mr. Willner unconditionally and irrevocably assigned any now existing or later created Invention(s), as defined in the Willner Employment Agreement, which are developed during or two (2) years after his employment with the Company.

The Willner Employment Agreement may be terminated with or without reason by either the Company or Mr. Willner and at any time, upon sixty (60) days written notice. The terms of the Willner Employment Agreement will remain effective for one (1) year and will automatically renew, subject to the same termination rights. Upon termination, the Company will pay any base pay, bonus and benefits that have been earned and are due as of the date of the termination.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2011 and December 31, 2010 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sidney Aroesty	2011	$65,000	$-	$-		$60,600	$-	$-	$-	$125,600
CEO	2010	$-	$-	$-		$-	$-	$-	$-	$-

Chris Dunstan	2011	$25,000	$-	$5,000		$-	$-	$-	$-	$30,000
Interim CFO	2010	$-	$-	$-		$-	$-	$-	$-	$-

Martin Keating	2011	$-	$-	$-	$		$-	$-	$-	$-
Director & former CEO	2010	$144,000	$-	$-		$-	$-	$-	$-	$144,000

Hakki Refai	2011	$200,000	$-	$-	$		$-	$-	$-	$200,000
	2010	$200,000	$-	$-		$168,112	$-	$-	$-	$368,112

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2011:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Sidney A. Aroesty	2,000,000	-	-	$0.031		June 13, 2016	-	-	-	-

Vivek Bhaman (1)	1,325,000	-	-		$(1)	October 12, 2018	-	-	-	-

(1) Mr. Bhaman's options are exercisable as follows: 200,000 at $1.00 per share and 1,125,000 at $0.055 per share

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-	-	$75,000	-	-	-	$75,000
Martin Keating	$-	-	$75,000	-	-	-	$75,000
John O'Connor	$-	-	$75,000	-	-	-	$75,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 19, 2011 by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

	Number of Shares Beneficially		Percentage
Name of Beneficial Owner (1)	Owned	Class of Stock	Outstanding (2)
Sidney Aroesty (3)	2,000,000	Common	* %

Chris Dunstan	291,243	Common	* %

Hakki Refai	22,569,962	Common	1.81%

Martin Keating (4)	84,195,374	Common	6.75%

Victor F. Keen	156,469,967	Common	12.50%

John O'Connor (5)	55,798,289	Common	4.47%

All directors and executive officers as a group (3 persons)	321,324,835	Common	25.76%

Golden State Investors, Inc.	26,634,125	Common	2.14%

University of Oklahoma	63,264,707	Common	5.07%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o 3DIcon Corporation, 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136.
(2)	Applicable percentage ownership is based on 1,247,220,696 shares of common stock outstanding as of March 19, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 19, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage.
(3)	Represent option granted under the terms of Mr. Aroesty’s employment agreement.
(4)	Represents (i) 67,985,452 shares of common stock owned by Mr. Keating, 1,977,900 options and (ii) 14,230,022 shares of common stock owned by Mr. Keating's wife, Judy Keating.
(5)	Represents (i) 110,000 shares of common stock owned by Mr. O'Connor and (ii) 100,000 shares of common stock owned by the John M. and Lucia D. O'Connor Revocable Living Trust over which Mr. O'Connor has voting and investment control and, (iii) 21,672,186 shares owned by Newton O’Connor & Ketchum (“NOTK”), a corporation of which Mr. O’Conner is partial owner and (vi) 33,916,103 options and warrants owned by Mr. O'Connor or NOTK.

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

3DIcon has engaged the law firm of Newton, O'Connor, Turner & Ketchum as its outside corporate counsel from 2005 through 2008 and certain legal services subsequent to 2008. John O'Connor, a director of 3DIcon, is the Chairman of Newton, O'Connor, Turner & Ketchum.

Director Independence

Of the members of the Company's Board of Directors, Victor F. Keen is considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were $69,000 and $77,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2011 and 2010 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and 2010 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2011 and 2010 were $0 and $0, respectively.

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

3DICON CORPORATION

Date: April 6, 2012	/s/ Mark Willner
	Name:	Mark Willner
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Chris T. Dunstan
	Name:	Chris T. Dunstan
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Martin Keating	Director	April 6, 2012
Martin Keating

By:	/s/ John O'Connor	Director	April 6, 2012
John O'Connor

By:	/s/ Victor F. Keen	Director	April 6, 2012
Victor F. Keen

By:	/s/ Sidney A. Aroesty	Director	April 6, 2012
Sidney A. Aroesty

3DIcon CORPORATION

(A Development Stage Company)

December 31, 2011 and 2010

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 and 2010	F-2

S Statements of Operations for the years ended December 31, 2011 and 2010 and period from inception (January 1, 2001) to December 31, 2011	F-3

S Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to December 31, 2011	F-4

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and period from inception (January 1, 2001) to December 31, 2011	F-6

Notes to Financial Statements, December 31, 2011 and 2010 and period from inception (January 1, 2001) to December 31, 2011	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

3DIcon Corporation

We have audited the accompanying balance sheets of 3DIcon Corporation (a Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

April 6, 2012

3DIcon CORPORATION

(A Development Stage Company)

BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
Assets
Current assets:
Cash	$17,666	$367,101
Prepaid expenses	35,435	21,771
Accounts receivable	17,000	7,092
Total current assets	70,101	395,964

Net property and equipment	9,809	15,709
Deposits-other	2,315	2,315
Total Assets	$82,225	$413,988

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable	$-	$403,445
Warrant exercise advances	16,542	-
Accounts payable	698,131	203,590
Accrued salaries	13,189	501,362
Accrued interest on debentures	1,799	41,174
Total current liabilities	729,661	1,149,571

Convertible debentures payable	113,444	-
Promissory notes, 5%, due 2013	-	400,878
Accrued interest due 2013	-	4,120
Long term debt	113,444	404,998

Total Liabilities	843,105	1,554,569

Common stock subject to put rights and call rights; 59,000,000 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 1,152,502,875 and 757,539,307 shares issued and outstanding at December 31, 2011 and 2010, respectively	230,501	151,508
Additional paid-in capital	14,944,090	12,322,913
Deficit accumulated during development stage	(16,421,120)	(14,100,651)
Total Stockholders' Deficiency	(1,246,529)	(1,626,230)
Total Liabilities and Stockholders' Deficiency	$82,225	$413,988

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years ended December 31, 2011 and 2010

and Period from Inception (January 1, 2001) to December 31, 2011

			Inception to
	2011	2010	December 31, 2011
Income:
Grant income	$86,323	$96,362	$217,824
Sales	3,000	9,697	40,797
License fee	-	-	25,000

Total income	89,323	106,059	283,621

Expenses:
Research and development	942,240	469,408	4,158,240
General and administrative	1,430,365	1,084,419	12,111,659
Interest	37,187	75,969	434,842

Total expenses	2,409,792	1,629,796	16,704,741

Net loss	$(2,320,469)	$(1,523,737)	$(16,421,120)

Loss per share:
Basic and diluted	$(0.002)	$(0.003)

Weighted average shares outstanding, Basic and diluted	1,086,576,438	532,386,253

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2011

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

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2011

				Deficit
				Accumulated
	Common Stock		Additional Paid-In	During the Development
	Shares	Par Value	Capital	Stage	Total

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)
Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)
Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)
Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)
Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)
Warrants and options exercised	12,308,915	2,462	754,378	-	756,840
Debentures converted	252,267,600	50,453	653,093	-	703,546
Stock issued for services	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	285,600	-	285,600
Net loss for the period	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	1,152,502,875	$230,501	$14,944,090	$(16,421,120)	$(1,246,529)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2011 and 2010

and Period from Inception (January 1, 2001) to December 31, 2011

			Inception to
			December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(2,320,469)	$(1,523,737)	$(16,421,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	285,600	418,112	2,632,578
Stock issued for services	355,205	232,886	2,237,995
Stock issued for interest	42,952	17,061	141,672
Book value of assets retired	668	—	6,529
Amortization of debt issuance costs	—	16,706	170,414
Depreciation	6,230	6,165	27,191
Impairment of assets	—	—	292,202

Change in:
Prepaid expenses	(13,664)	(10,467)	(286,150)
Accounts receivable	(9,908)	(7,092)	(17,000)
Accounts payable and accrued liabilities	534,949	339,231	2,478,828

Net cash used in operating activities	(1,118,437)	(511,135)	(8,736,861)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	(998)	(3,250)	(43,529)
Net cash used in investing activities	(998)	(3,250)	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	770,000	479,490	4,488,455
Proceeds from issuance of debentures and notes	—	400,878	4,309,591

Net cash provided by financing activities	770,000	880,368	8,798,046

Net increase (decrease) in cash	(349,435)	365,983	17,656
Cash, beginning of period	367,101	1,118	10

Cash, end of year	$17,666	$367,101	$17,666
Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$703,546	$279,191	$4,257,681
Cash paid for interest	$10,493	$33,885	$301,727
Stock issued to satisfy payables	$556,027	$700,063	$1,987,253
Debenture issued to satisfy payable	$—	$25,206	$125,909
Stock issued subject to put rights and call right to satisfy payables	$—	$485,649	$485,649

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2011 and 2010

and Period from Inception (January 1, 2001) to December 31, 2011

Note 1 – Organization and Operations

Organization

3DIcon Corporation (the "Company") was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001, and the financial information presented is from that date through the current period. The Company has accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. From January 1, 2001, the Company's primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

The mission of the company is to develop (or acquire), commercialize, and market next generation 3D display technologies including auto-stereoscopic (glasses-free) volumetric 360-degree full-color 3D displays and possibly auto-stereoscopic (glasses-free) flat screen 3D displays. Our initial market focus is on business, industrial, and government applications of the technologies. At this time the Company owns no intellectual property in 3D displays but does own the exclusive worldwide rights to commercial and government usage of the 3D display intellectual property developed by the University of Oklahoma.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses.

The Company has realized a cumulative net loss of $16,421,120 for the period from inception (January 1, 2001) to December 31, 2011, and a net loss of $2,320,469 and $1,523,737 for the years ended December 31, 2011 and 2010, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned technologies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $17,666, grants and investor funding. Under the terms of the Golden State debentures, Golden State may advance an additional $378,787. The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due on December 31, 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted. The warrants are exercisable at $10.90 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Debenture and the warrants ("the Beneficial Ownership Limitations"). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Debenture or exercising warrants if such conversion or exercise would cause Golden State's holdings to exceed 9.99% of the Company's issued and outstanding common stock. Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month. Based upon our current stock price, our issued and outstanding shares as of December 31, 2011 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $981,000 in funding from Golden State as a result of warrant exercises during the year ended December 31, 2012.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $82,176 of grant funds to be provided through the end of the grant period, February 28, 2012.  (see Note 5 and Note 14)

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

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

Net income (loss) per common share

The Company computes net income (loss) per share in accordance with ASC No. 260, Earnings Per Share. Under the provisions of this standard, basic net income (loss) per common share is based on the weighted-average outstanding common shares. Diluted net income (loss) per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures. Due to the Company's losses, such potentially dilutive securities are anti-dilutive for all periods presented. The weighted average number of potentially dilutive shares is 90,616,272 and 98,856,063 for the years ended December 31, 2011 and 2010, respectively.

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

Note 3 – Recent Accounting Pronouncements

The following is a summary of a recent accounting pronouncement that is relevant to the Company:

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-4 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for annual periods beginning after December 15, 2011. The adoption of the provisions of this guidance is not expected to materially impact our financial statements.

Note 4 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

Since April 20, 2002, the Company has entered into a number of Sponsored Research Agreements with the University of Oklahoma (“OU”) as follows:

Phase I: “Pilot Study to Investigate Digital Holography”, April 20, 2004. The Company paid OU $14,116.

Phase II: “Investigation of 3-Dimensional Display Technologies”, April 15, 2005, as amended. The Company paid OU $528,843.

Phase III: “3-Dimensional Display Development”. The Company made partial payment to OU by issuing 4,264,707 shares with a market price of $290,000 on October 14, 2008 and final payment on December 1, 2010 in the amount of $525,481 of which $40,481 was in cash and 59 million shares of Company stock (the “Shares”). The Shares are subject to an OU ‘put’ right and a 3Dicon ‘call’ right.

OU “Put” Rights on the Shares

First “put” period: December 1, 2012 to November 31, 2013. If the Shares (held plus previously sold) are valued at less than $100,000 than OU can “put” one-tenth of the Shares for $50,000 plus accrued interest retro-active to December 1, 2012 less the value of sold shares.

Second “put” period: December 1, 2013 to November 31, 2014. If the Shares (held & previously sold) are valued at less than $970,000 than OU can “put” the remaining Shares for $485,000 plus accrued interest retro-active to December 1, 2012 less the value of shares previously sold or redeemed during the first “put”.

3DIcon “Call” rights on the Shares

Commencing December 1, 2012, the Company shall have the right to “call” the Shares for an amount equal to $970,000 less the amount (if any) of prior Share shares by OU including amounts “put” to 3DIcon.

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

Note 5 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $86,323 and $96,361 from the grant during the twelve-month periods ended December 31, 2011 and 2010, respectively and $217,824 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on February 28, 2012.

During the years ended December 31, 2011 and 2010, the Company charged operations $37,363 and $43,884, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant. At December 31, 2011, the Company owed the University $7,686 in direct costs.

Note 6 – Consulting Agreements

Concordia Financial Group

The Company entered into a one-year Independent Consulting Agreement with Concordia effective November 1, 2007, and month-to-month thereafter. Under the terms of the agreement Concordia will serve as liaison to Golden State Investors, Inc. and provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advised with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assisted in presentations related to the above services. Concordia will be paid a monthly fee of $15,750. Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia's monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month. Market is defined as the five day average of closing prices immediately preceding the last business day of the calendar month in which the invoiced services were rendered. The Company incurred consulting fees of $189,000 for services from Concordia during each of the periods ended December 31, 2011 and 2010, under the terms of the agreement.  Additionally, on May 10, 2011, the Board of Directors awarded Concordia 10,000,000 (ten million) shares of common stock with a value of $172,100, for consulting services which have gone above and beyond the contract. The common shares were valued at $0.01721 per share which was 50% of the average of the five previous day’s closing price.

Note 7 – Debentures Payable

Debentures payable consist of the following:

	December 31, 2011	December 31, 2010
Senior Convertible Debentures:
6.25% Debenture due 2014	$31,788	$189,120
4.75% Debenture due 2014	81,656	88,416
13.0% Debenture due 2011	—	100,703
13.0% Debenture due 2011	—	25,206
Total Debentures	113,444	403,445
Less - Current Maturities	—	(403,445)
Long-term Debentures	$113,444	$—

Securities Purchase Agreement

6.25% Convertible Debenture due December 31, 2014

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

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of September 30, 2011, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement. At various dates during 2010, $274,438 of the Debenture was converted into 93,196,578 shares of common stock at prices ranging from $0.0027 to $0.004 based on the formula in the convertible debenture. Additionally shares totaling 6,093,396 were issued in payment of $17,062 of accrued interest during 2010. At various dates during 2011, $157,331 of the Debenture was converted into 16,156,404 shares of common stock at prices ranging from $0.0059 to $0.0174 based on the formula in the convertible debenture. Additionally $12,669 was added to the principle balance of the debenture in payment of accrued interest during 2011.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share. The trading price was at $0.21 or lower on several occasions during and subsequent to the period ended December 31, 2011. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (See Note 14 -Subsequent Events)

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868, shares of common stock, exercised warrants to purchase 67,600 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011.

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

13% Convertible Debentures due 2011

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

Note 8 – Convertible Promissory Notes 5%, Due 2013

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

Note 9 – Common Stock and Paid-In Capital

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

On August 27, 2010, the Company entered into Subscription Agreements with one of its directors pursuant to which the director purchased 5,714,286 shares of the Company's common stock at a price per share equal to 50% of the average closing price during the five days prior to August 27, 2 010 ($0.00175 per share) for aggregate proceeds of $10,000.

As of December 31, 2011, there are warrants outstanding to purchase 500,000 shares of common stock at a price of $0.15 per share through various dates in March and April 2011; or $0.20 per share that expire on various dates in March and April 2012, warrants to purchase 16,666,666 shares of its common stock at a price of $0.50 per share through 2012, warrants to purchase 4,378,394 shares of common stock at a price of $0.045 per share through September 30, 2010 or $0.09 per share that expire on September 30, 2015 and, warrants to purchase 3,360,847 shares of common stock at a price of $0.045 per share through June 1, 2012 and $0.09 per share thereafter, that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 816,560 shares of common stock at a price of $10.90 per share which expire December 31, 2011.

Common stock and options issued for services and liabilities

On February 9, 2009, the Board of Directors of the Company appointed James N. Welsh to serve as the Company's Interim Chief Operating Officer and Treasurer. His appointment was effective as of March 1, 2009. Under the terms of the consulting agreement, Mr. Welsh was compensated $2,000 per week in either cash or stock. In the event stock was issued for the compensation, it was issued at 50% of the average of the five previous closing prices. Mr. Welsh was due $34,000 at December 31, 2009 for which 10,250,895 shares of common stock were issued in 2010 as satisfaction of the amount. The Company accepted the resignation of Mr. Welsh effective August 2, 2010.

During 2011 and 2010, shares of common stock totaling 30,072,595 and 97,684,416, respectively, were issued for consulting services for which the Company recognized $355,205 and $232,886 of expense, respectively. Shares of common stock totaling 7,094,511 and 6,093,396 were issued to debenture holder in 2011 and 2010, respectively for accrued interest due for which the Company recognized $42,952 and $17,061 in expense in 2011 and 2010 respectively. Shares totaling 59,000,000 issued during 2010 to the University of Oklahoma under the repayment terms of the SRA which were valued at $485,649 (see Note 4). During 2011 and 2010, shares totaling 57,530,393 and 48,657,897, respectively, were issued to employees and consultants for previous services provided to the Company for which the Company reduced accounts payable and accrued liabilities by $148,526 and $214,414, respectively. Additionally, shares totaling 40,000,000 were issued under the terms of an agreement dated December 21, 2010, in payment of accrued salaries and payroll taxes totaling $407,501 due Martin Keating, Chairman of the Board of Directors, and Judith Keating, the secretary of the Company. The shares were issued January 4, 2011.

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

Employment Agreement - On June 13, 2011, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Sidney A. Aroesty, pursuant to which Mr. Aroesty began serving as the Company’s Chief Executive Officer, effective June 13, 2011.  Under the terms of the Employment Agreement, Mr. Aroesty is entitled to an annual base salary of $120,000 and, at the discretion of the Company’s Board of Directors (the “Board”), performance-based bonuses and/or salary increases.  Pursuant to the Employment Agreement, the Company granted Mr. Aroesty five-year stock options to purchase two (2) million shares at an exercise price of $0.031 (the “Strike Price”).  Furthermore, if Mr. Aroesty remains employed by the Company, he will receive additional stock options to purchase three (3) million shares at the Strike Price upon the completion of a trade show prototype that displays the Company’s technology. (see Note – 14, Subsequent Events)

The Employment Agreement contains provisions for non-disclosure of confidential information pursuant to which Mr. Aroesty agreed to refrain from using or disclosing to third parties, directly or indirectly, any Confidential Information, as defined in the Employment Agreement, either during or following his employment with the Company.  Furthermore, Mr. Aroesty unconditionally and irrevocably assigned any now-existing or later-created Invention(s), as defined in the Employment Agreement, which are developed during or three (3) years after his employment with the Company.

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

The estimated fair value of the two million options of $60,600, was determined using the Black-Scholes option pricing model and was charged to operations in June 2011. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 172% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.43% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

Board of Directors – On June 22, 2010, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $100,000 for each of the three non-employee Board members for services during 2010; using standard evaluation methods. The Board granted options to purchase an aggregate of 57,529,455 shares to its three non-employee Board members; the exercise price for each option is $0.005 per share. The options expire at the end of ten years. The $250,000 (one Board member received one-half the amount due to his resignation in mid-year) compensation is for services on the Board during all or part of the calendar year 2010 and is deemed fully vested on the date of the grant. Operations were charged with $250,000 for the year ended December 31, 2010.

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

Board of Directors – On May 17, 2011, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $75,000 for each of the three non-employee Board members for services during 2011; using standard evaluation methods. The Board granted options to purchase an aggregate of 5,933,700 shares to its three non-employee Board members; the exercise price for each option is $0.04 per share. The options expire at the end of ten years. The $225,000 compensation is for services on the Board during all or part of the calendar year 2011 and is deemed fully vested on December 31, 2011. Operations were charged with $225,000 for the year ended December 31, 2011.

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

The following summary reflects warrant and option activity for the year ended December 31, 2011:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2010	24,905,908	884,160	70,965,995
Granted	—	—	14,933,700
Exercised	—	(67,600)	(15,505,891)
Cancelled	—	—	(5,500,000)
Outstanding December 31, 2011	24,905,908	816,560	64,893,804

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

Note 10 – Incentive Stock Plan

In September 2009 the Company established the 3DIcon Corporation 2009 Incentive Stock Plan (the "2009 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2009 Plan shall not exceed 50,737,115 shares. The shares are included in a registration statement filed September 23, 2009. Shares totaling 14,422,012 and 36,315,103 were issued from the Plan during the years ended December 31, 2010 and 2009, respectively, for services rendered to the Company. There are no shares remaining for issuance under the 2009 Plan.

In February 2010 the Company established the 3DIcon Corporation 2010 Incentive Stock Plan (the "2010 Plan"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 Plan shall not exceed seventy-five million (75,000,000) shares. The shares are included in a registration statement filed February 26, 2010. Shares totaling 3,089,027 and 71,910,973 were issued from the 2010 Plan during the years ended December 31, 2011 and 2010, respectively, for services rendered and to satisfy accounts payable to the Company. There are no shares remaining for issuance under the 2010 Plan.

In June 2010 the Company established the 3DIcon Corporation 2010 Equity Incentive Stock Plan (the "2010 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2010 EIP shall not exceed sixty million (60,000,000) shares. The shares are included in a registration statement filed June 24, 2010. Shares totaling 1,490,672 and 58,509,328 were issued from the 2010 EIP during the years ended December 31, 2011 and 2010, respectively, for services rendered and to satisfy accounts payable to the Company. There are no shares available for issuance under the 2010 EIP.

In January 2011 the Company established the 3DIcon Corporation 2011 Equity Incentive Plan (the "2011 EIP"). The 2011 EIP is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the 2011 EIP thereby providing participants with a proprietary interest in the growth and performance of the Company. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed one hundred million (100,000,000) shares. The shares are included in a registration statement filed January 14, 2011. Shares totaling 53,893,572 were issued from the 2011 EIP for services rendered and to satisfy accounts payable to the Company. There are currently 46,106,428 shares available for issuance under the 2011 EIP.

Note 11 – Office Lease

The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. The Lease Agreement commenced on June 1, 2008 and expired June 1, 2011. On March 8, 2011 the Lease Agreement was amended to extend the expiration date to May 31, 2012.  At December 31, 2011, minimum future lease payments to be paid through May 31, 2012 under the non-cancelable operating lease for office space are $11,573.

Note 12 – Income Taxes

At December 31, 2011 and 2010, the Company had accumulated net operating losses of approximately $13,000,000 and $11,000,000, respectively, available to reduce future federal and state taxable income. Unless utilized, the loss carry forward amounts will begin to expire in 2013.

Deferred tax assets resulting from the operating loss carry forward, are reduced by a valuation allowance.

The deferred tax asset consisted of the following:

	December 31,	December 31,
	2011	2010
Loss carry forward amount	$13,000,000	$11,000,000
Effective tax rate	38%	38%
Deferred tax asset	4,940,000	4,180,000
Less valuation allowance	(4,940,000)	(4,180,000)
Net deferred taxes	$—	$—

Note 13 – Related Party Transaction

3DIcon engaged the law firm of Newton, O'Connor, Turner & Ketchum as its outside corporate counsel from 2005 through 2008 and for certain legal services subsequent to 2008.  John O'Connor, a director of 3DIcon, is the Chairman of Newton, O'Connor, Turner & Ketchum. During the years ended December 31, 2011 and 2010, the Company incurred legal fees to Newton, O'Connor, Turner & Ketchum in the amount of $61,570 and $22,287 respectively.

Note 14 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended December 31, 2011 and subsequent to December 31, 2011. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to December 31, 2011 Golden State converted $1,664 of the 4.75% convertible debenture into 25,049,954 shares of common stock at $0.00007 per share and exercised 16,635 warrants at $10.90 per share for $181,322 and advanced $100,000 for future exercise of warrants under the terms of the securities purchase agreements.

Common stock and paid in capital

Shares of common stock totaling 10,651,232 were issued in payment of $78,863 in legal and consulting fees under the terms of our agreements for service during 2011 and 2012.

OCAST Grant

The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on August 31, 2012.

Employment contracts

On March 19, 2012 the Company announced that Sidney Aroesty would resign as CEO and join the Board of Directors. The Board appointed display industry veteran Mark Willner as CEO with an annual salary of $180,000.

Dr. George Melnik was appointed the new Senior Technical Advisor with an annual salary of $144,000. Dr. Hakki Refai as Chief Technical Officer.

Civil Action Complaint

On April 2, 2012, the Company was served with a Summons and Complaint (the “Complaint”) for a civil action filed by Advanced Optical Technologies, Inc. (“AOT”) in the Second Judicial District Court of New Mexico, County of Bernalillo. In the Complaint, AOT alleged that the Company owed and refused to pay the amount of $90,124.91 for services performed by AOT through December 28, 2011 and AOT also asserted a fraud claim. The Company believes the allegations in the Complaint to be without merit. Nevertheless, the Company made efforts to resolve the dispute with AOT and believed the matter to be resolved, subject to documentation. The Company intends to aggressively defend the claims set forth in the Complaint.

