Form 10-Q
period 2012-03-31
3DICON CORP
filed 2012-05-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, the issuer had 36,742,642 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION

(A Development Stage Company)

BALANCE SHEETS

March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$81,286	$17,666
Prepaid expenses	51,510	35,435
Accounts receivable	40,816	17,000
Total current assets	173,612	70,101

Net property and equipment	8,427	9,809
Deposits-other	2,315	2,315
Total Assets	$184,354	$82,225

Liabilities and Stockholders' Deficiency
Current liabilities:
	-	-
Warrant exercise advances	$200,001	$16,542
Accounts payable	695,020	698,131
Accrued salaries	17,987	13,189
Accrued interest on debentures	1,464	1,799
Total current liabilities	914,472	729,661

Convertible debentures payable	111,781	113,444

Long term debt	111,781	113,444

Total Liabilities	1,026,253	843,105

Common stock subject to put rights and call rights; 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 33,949,163 and 32,928,654 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,790	6,586
Additional paid-in capital	15,464,489	15,168,005
Deficit accumulated during development stage	(16,798,827)	(16,421,120)
Total Stockholders' Deficiency	(1,327,548)	(1,246,529)
Total Liabilities and Stockholders' Deficiency	$184,354	$82,225

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 9)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three months ended March 31, 2012 and 2011

and Period from Inception (January 1, 2001) to March 31, 2012

(unaudited)

	Three Months	Three Months
	Ended	Ended	Inception to
	March 31,	March 31,	March 31,
	2012	2011	2012
Income:
License fee	$-	$-	$25,000
Grant income	52,649	30,000	270,473
Sales	-	3,000	40,797

Total income	52,649	33,000	336,270

Expenses:
Research and development	133,481	65,003	4,291,721
General and administrative	294,994	296,252	12,406,653
Interest	1,881	28,353	436,723

Total expenses	430,356	389,608	17,135,097

Net loss	$(377,707)	$(356,608)	$(16,798,827)

Loss per share:
Basic and diluted	$(0.0107)	$(0.0140)

Weighted average shares outstanding, Basic and diluted	35,409,004	25,418,470

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 9)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to March 31, 2012

(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Accrue compensation earned but unrecorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)

Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	12,308,915	2,462	754,378	-	756,840
Debentures converted	252,267,600	50,453	653,093	-	703,546
Stock issued for services	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	285,600	-	285,600
Net loss for the period	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	1,152,502,875	230,501	14,944,090	(16,421,120)	(1,246,529)

Warrants and options exercised	16,635	3	181,318	-	181,321
Debentures converted	25,049,954	5,010	(3,347)	-	1,663
Stock issued for services	7,437,643	1,488	40,612	-	42,100
Stock issued for liabilities	3,213,589	642	36,122	-	36,764
Stock based compensation	-	-	34,840	-	34,840
Retrospective adjustment for the 1:35 reverse common stock split	(1,154,271,533)	(230,854)	230,854	-	-
Net loss for the period	-	-	-	(377,707)	(377,707)
Balance, March 31, 2012	33,949,163	$6,790	$15,464,489	$(16,798,827)	$(1,327,548)

March 31, 2012 amounts have been retrospectively adjusted for the one-for-thirty-five reverse stock split that occurred April 27, 2012 (see note 9).

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Three months ended March 31, 2012 and 2011

and Period from Inception (January 1, 2001) to March 31, 2012

(unaudited)

	Three Months	Three Months	Inception to
	Ended March 31,	Ended March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities

Net loss	$(377,707)	$(356,608)	$(16,798,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	34,840	-	2,667,418
Stock issued for services	42,100	38,473	2,280,095
Stock issued for interest	-	17,842	141,672
Book value of assets retired	-	-	6,529
Amortization of debt issuance costs	-	-	170,414
Depreciation	1,382	1,542	28,573
Change in:	-
Impairment of assets	-	-	292,202
Accounts receivable	(23,816)	(22,908)	(40,816)
Prepaid expenses and other assets	(16,075)	2,521	(302,226)
Accounts payable and accrued liabilities	38,116	52,807	2,516,944

Net cash used in operating activities	(301,160)	(266,331)	(9,038,022)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(43,529)
Net cash used in investing activities	-	-	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	364,780	750,000	4,853,236
Proceeds from issuance of debentures and notes		-	4,309,591

Net cash provided by financing activities	364,780	750,000	9,162,827

Net increase in cash	63,620	483,669	81,276
Cash, beginning of period	17,666	367,101	10

Cash, end of period	$81,286	$850,770	$81,286

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock	$1,663	$375,400	$4,259,344
Cash paid for interest	$-	$31,581	$301,727
Stock issued to satisfy payables	$36,764	$540,277	$2,024,017
Debenture issued to satisfy payable	$-	$-	$125,909

Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Three months ended March 31, 2012 and 2011

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2012, and the statements of its operations for the three months ended March 31, 2012 and 2011, and the period from inception (January 1, 2001) to March 31, 2012, and cash flows for the three month periods ended March 31, 2012 and 2011, and the period from inception (January 1, 2001) to March 31, 2012, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $16,798,827 for the period from inception (January 1, 2001) to March 31, 2012, and a net loss of $377,707 and $356,608 for the three months ended March 31, 2012 and 2011, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Under the terms of the Golden State debentures, as further described in Note 4, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in December 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to exercise warrants equal to ten times the amount of principal converted.  The warrants are exercisable at $10.90 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of March 31, 2012 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $981,000 in funding from Golden State as a result of warrant exercises during the year ended December 31, 2012. During the three months ended March 31, 2012, the Company received $364,780 in funding under the terms of the 4.75% Convertible Debenture (see Note 4).

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $51,836 of grant funds to be provided through the end of the grant period, August 31, 2012.  (see Note 3)

Additionally, the Company is continuing to pursue financing through private offerings of debt or common stock.

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

OU “Put” Rights on the Shares

First “put” period: December 1, 2012 to November 31, 2013. If the Shares (held plus previously sold) are valued at less than $100,000 then OU can “put” one-tenth of the Shares for $50,000 plus accrued interest retroactive to December 1, 2012 less the value of sold shares.

Second “put” period: December 1, 2013 to November 31, 2014. If the Shares (held & previously sold) are valued at less than $970,000 then OU can “put” the remaining Shares for $485,000 plus accrued interest retroactive to December 1, 2012 less the value of shares previously sold or redeemed during the first “put”.

3DIcon “Call” Rights on the Shares

Commencing December 1, 2012, the Company shall have the right to “call” the Shares for an amount equal to $970,000 less the amount (if any) of prior Shares by OU including amounts “put” to 3DIcon.

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

Note 3 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,932, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned 52,649 and $30,000 from the grant during the three-month periods ended March 31, 2012 and 2011, respectively and $270,473 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on August 31, 2012.

During the three-month periods ended March 31, 2012 and 2011, the Company charged operations $4,890 and $8,456, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant. At March 31, 2012, the Company owed the University $4,890 in direct costs.

Note 4 – Debentures Payable

Debentures payable consist of the following:

	March 31, 2012	December 31, 2011
Senior Convertible Debentures:
6.25% Debenture due 2011	$31,788	$31,788
4.75% Debenture due 2011	79,993	81,656
Total Debentures	111,781	113,444
Less - Current Maturities	(111,781)	(113,444)
Long-term Debentures	$-	$-

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the Second Debenture will be in default if the common stock of the Company trades at a price per share of $0.21 or lower, regardless of whether the trading price subsequently is higher than $0.21 per share. The trading price was at $0.21 or lower on several occasions during and subsequent to the period ended March 31, 2012. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (See Note 9 Subsequent Events)

4.75% Convertible Debenture due November 3, 2011

 On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. Under the terms of the debenture, warrants are exercised in an amount equal to ten times the dollar amount of the debenture conversion. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868, shares of common stock, exercised warrants to purchase 67,600 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011. During 2012, Golden State converted $1,663 of the $100,000 debenture into 25,049,954 shares of common stock, exercised warrants to purchase 16,635 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $364,781 against future exercises of warrants of which $181,322 was applied to the exercise of warrants leaving $200,001 of unapplied advances at March 31, 2012.

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

Note 5 – Common Stock and Paid-In Capital (see note 9)

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

Warrants issued

As of March 31, 2012, there are warrants outstanding to purchase 166,667 shares of common stock at a price of $0.20 per share that expire in April 2012, warrants to purchase 16,666,666 shares of its common stock at a price of $0.50 per share through 2012, warrants to purchase 4,378,394 shares of common stock at a price of $0.09 per share that expire on September 30, 2015 and, warrants to purchase 3,360,847 shares of common stock at a price of $0.045 per share through June 1, 2012 and $0.09 per share thereafter, that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 799,925 shares of common stock at a price of $10.90 per share which expire December 31, 2014.

Common stock and options issued for services and liabilities

During the three-month periods ended March 31, 2012 and 2011, shares of common stock totaling 7,437,643, and 2,500,000, respectively were issued for consulting services for which the Company recognized $42,100 and $24,425 of expense, respectively.  Additionally, during the period ending March 31, 2012 and 2011, shares totaling 3,213,589 and 33,338,612, respectively were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $36,764 and 79,871, respectively.  Shares totaling 57,000,000, which are restricted under SEC Section 144, were issued in the first quarter of 2011 in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.

On March 13, 2012, 3DIcon Corporation entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Employment Agreement, Mr. Willner is entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase two (2) million shares at a price equal to the average price of the five day period prior to March 19, 2012 (the “Strike Price”) which was $0.01. Furthermore, if Mr. Willner remains employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he will receive additional stock options to purchase one (1) million shares at the $0.01 Strike Price. In addition, if the Company has achieved certain quarterly business objectives, Mr. Willner will receive, at the end of each such quarterly periods, a further grant of stock options to purchase one (1) million shares at the Strike Price. The estimated fair value of the two million options of $18,840, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

The following summary reflects warrant and option activity for the three-month period ended March 31, 2012:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2011	24,905,908	816,560	64,893,804
Granted	-	-	700,000
Exercised	-	(16,635)	-
Cancelled	(333,334)	-	-

Outstanding March 31, 2012	24,572,574	799,925	65,593,804

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

Note 6 – Incentive Stock Plan

In January 2011 the Company established the 3DIcon Corporation 2011 Equity Incentive Stock Plan (the "2011 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed one hundred million (100,000,000) shares.  The shares are included in a registration statement filed January 14, 2011. Shares totaling 10,525,369 were issued from the 2011 EIP during the period ended March 31, 2012 for services rendered and to satisfy accounts payable to the Company. There are currently 24,054,365 shares available for issuance under the 2011 EIP.

Note 7 – Office Lease

The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. The Lease Agreement commenced on June 1, 2008 and expired June 1, 2011. On March 8, 2011 the Lease Agreement was amended to extend the expiration date to May 31, 2012.  At March 31, 2012, minimum future lease payments to be paid through May 31, 2012 under the non-cancelable operating lease for office space are $4,629.

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended March 31, 2012 and 2011, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $1,479 and $29,461, respectively.

Note 9 – Subsequent Events

Reverse Stock Split

On April 27, 2012, 3DIcon Corporation, an Oklahoma corporation filed an Amended Certificate of Incorporation to effect a 1-for-35 reverse split of the Company’s common stock. The reverse stock split was announced by Financial Industry Regulatory Authority on April 26, 2012 and became effective on April 27, 2012. As previously reported on the Company’s Current Report on Form 8-K, filed on October 20, 2011, this action followed a stockholder vote at the Company’s annual meeting of the stockholders of the Company, which vote authorized the Company’s Board of Directors to effect a reverse stock split of the Company’s authorized, issued and outstanding common stock.

On April 27, 2012, the effective date, every 35 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The Company did not issue any fractional shares in connection with the reverse stock split. Stockholders of record who otherwise would have been entitled to receive fractional shares will be entitled, upon surrender to our transfer agent of certificates representing such shares, cash in lieu thereof.

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended March 31, 2012 and subsequent to March 31, 2012.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to March 31, 2012 Golden State advanced $100,000 of warrant exercise advances on the 4.75% convertible debenture.

Common stock issued for services and liabilities

Subsequent to March 31, 2012 post-split shares of common stock totaling 102,041 were issued for consulting services for which the Company recognized $15,750 of expense. Additionally post-split shares totaling 1,005,724 we issued for accounts payable for which the Company reduced the accounts payable liability by $376,850.

Equity Incentive Stock Plan

In April 2012 the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling 1,107,765 were issued from the 2012 EIP subsequent to March 31, 2012 for services rendered and to satisfy accounts payable to the Company. There are currently 3,892,235 shares available for issuance under the 2012 EIP.

Civil Action Complaint

As previously disclosed, on April 2, 2012, the Company was served with a Summons and Complaint (the “Complaint”) for a civil action involving a billing dispute.  The Complaint was filed by Advanced Optical Technologies, Inc. (“AOT”) in the Second Judicial District Court of New Mexico, County of Bernalillo.  On May 11, 2012, the Company and AOT entered a settlement agreement pursuant to which the parties agreed to discontinue all legal proceedings and AOT agreed to take all legal action to withdraw the Complaint.  In connection therewith, the Company agreed to pay AOT $95,125.

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company's application for funding of a matching grant titled "800 Million Voxels Volumetric Display," on November 19, 2008. The two-year matching grant, totaling $299,932, has a start date of January 1, 2009. We received approval for a no cost modification request, which extended the first year of the contract to August 31, 2010. In addition, the Company received approval for a second year no cost modification request, which extended the second year of the contract to August 31, 2012. In connection with the grant, the Company received (i) $35,139 during 2009; (ii) $96,362 during 2010; (iii) $86,323 during 2011; and $217,824 from inception to date.

Current Activities and Operations

The Company is developing the CSpace 3D volumetric display technology and plans to develop a Trade-Show Prototype (“TSP”), after the successful development of a 2nd generation proof-of-concept (laboratory prototype 2) through the Sponsored Research Agreement (the “SRA”) with the University of Oklahoma.  As currently envisioned, the TSP will be a single-color CSpace display featuring an 8”x8”x4” liquid image volume enclosed in a 15” glass dome, continuously viewable over 360’ and from the top in moderately-bright room lighting (satisfying the requirements of ISO 9241-303) without operational safety controls (e.g., goggles or stand-off barrier). The Company recently completed a technical evaluation of the CSpace 3D volumetric display technology and the TSP by outside technical experts including Dr. George Melnik, now a Senior Technical Advisor with the Company. These experts validated the viability of the CSpace technology and the technical feasibility of the TSP. Under Dr. Melnik’s direction, the Company is developing a second higher performance laboratory prototype that will further prove and de-risk the CSpace technology as well as pave the way for more rapid development of the TSP.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Revenue

The Company earned $52,649 from the OCAST grant during the three months ended March 31, 2012.

In January 2008 we launched our first software product Pixel Precision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We have earned income of $-0- and $3,000 before commissions and costs from the sales of Pixel Precision™ for the three-months ended March 31, 2012 and March 31, 2011, respectively.

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

Research and Development Expenses

The research and development expenses were $133,481 for the three months ended March 31, 2012, as compared to $65,003 for the three months ended March 31, 2011.  The increase was a result of engaging outside research and development consultants.

General and Administrative Expenses

Our general and administrative expenses were $294,994 for the three months ended March 31, 2012, as compared to $296,252 for the three months ended March 31, 2011.  The net decrease is due primarily to a $70,000 increase in consulting fees, $18,840 in options issued to the new CEO and a $52,000 decrease in legal fees incurred during the period, a decrease in accounting and auditing fees of $8,000, a $5,000 decrease in shareholder expense a various other administrative expense aggregating approximately $20,000.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $1,881 as compared to $28,353 for the three months ended March 31, 2011.  The net decrease was a result of a decrease in the amounts outstanding on our convertible debentures and a decrease in interest costs for the extension of the Newton, O'Connor, Turner & Ketchum 13% Convertible Debentures.

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

We had net cash of $81,286 at March 31, 2012.

We had negative working capital of $740,860 at March 31, 2012.

During the three months ended March 31, 2012, we used $301,160 of cash for operating activities, an increase of $34,829 or 13% compared to the three months ended March 31, 2011. The increase in the use of cash for operating activities was a result of the reduction in accounts payable.

There was no cash used in investing activities during the three months ended March 31, 2012 or for the three months ended March 31, 2011.

Cash provided by financing activities during the three months ended March 31, 2012 was $364,780, a decrease of $385,220 or 51% compared to the three months ended March 31, 2011.  The decrease was the result of warrant exercise advances from Golden State under the terms of our 4.75% convertible debenture.

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

Pursuant to the 4.75% Convertible Debenture now due in 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to exercise warrants equal to 10 times the amount of principal converted. The warrants are exercisable at $10.90 per share. Beginning in November 2008, Golden State is required to convert $3,000 of the 4.75% Convertible Debenture and exercise 30,000 warrants per month. During 2009, Golden State converted $3,510 of the $100,000 debenture into 35,622,803 shares of common stock, exercised warrants to purchase 35,100 shares of common stock at $10.90 per share and the Company received $382,590 from the exercise of the warrants. During 2009, Golden State advanced $240,000 against future exercises of warrants and applied $4,181 of accrued interest due on the debenture to the advance account of which $336,170 was applied to the exercise of warrants leaving $48,511 of unapplied advances at December 31, 2009. During 2010, Golden State converted $4,752 of the $100,000 debenture into 162,454,399 shares of common stock, exercised warrants to purchase 47,523 shares of common stock at $10.90 per share and advanced $251,489 against future exercises of warrants of which $300,000 was applied to the exercise of warrants leaving $-0- of unapplied advances at December 31, 2010. During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868, shares of common stock and exercised warrants to purchase 67,600 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011. During 2012, Golden State converted $1,663 of the $100,000 debenture into 25,049,954 shares of common stock and exercised warrants to purchase 16,635 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $364,781 against future exercises of warrants of which $181,322 was applied to the exercise of warrants leaving $200,001 of unapplied advances at March 31, 2012.

The Oklahoma Center for the Advancement of Science and Technology approved our application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008. The two-year matching grant, totaling $299,932, had a start date of January 1, 2009. We received approval for a no cost modification request, which extended the first year of the contract to August 31, 2010. In addition, the Company received approval for a second year no cost modification request, which extended the second year of the contract to August 31, 2012. In connection with the grant, the Company received (i) $35,139 during 2009; (ii) $96,362 during 2010; (iii) $86,323 during 2011; and $217,824 from inception to date.

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

Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended March 31, 2012 and subsequent to March 31, 2012.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to March 31, 2012 Golden State advanced $100,000 of warrant exercise advances on the 4.75% convertible debenture.

Common stock issued for services and liabilities

Subsequent to March 31, 2012 post-split shares of common stock totaling 102,041 were issued for consulting services for which the Company recognized $15,750 of expense. Additionally post-split shares totaling 1,005,724 we issued for accounts payable for which the Company reduced the accounts payable liability by $376,850.

Equity Incentive Stock Plan

In April 2012 the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling 1,107,765 were issued from the 2012 EIP subsequent to March 31, 2012 for services rendered and to satisfy accounts payable to the Company. There are currently 3,892,235 shares available for issuance under the 2012 EIP.

Reverse Stock Split

On April 27, 2012, 3DIcon Corporation, an Oklahoma corporation filed an Amended Certificate of Incorporation to effect a 1-for-35 reverse split of the Company’s common stock. The reverse stock split was announced by Financial Industry Regulatory Authority on April 26, 2012 and became effective on April 27, 2012. As previously reported on the Company’s Current Report on Form 8-K, filed on October 20, 2011, this action followed a stockholder vote at the Company’s annual meeting of the stockholders of the Company, which vote authorized the Company’s Board of Directors to effect a reverse stock split of the Company’s authorized, issued and outstanding common stock.

On April 27, 2012, the effective date, every 35 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The Company did not issue any fractional shares in connection with the reverse stock split. Stockholders of record who otherwise would have been entitled to receive fractional shares will be entitled, upon surrender to our transfer agent of certificates representing such shares, cash in lieu thereof.

Civil Action Complaint

As previously disclosed, on April 2, 2012, the Company was served with a Summons and Complaint (the “Complaint”) for a civil action involving a billing dispute.  The Complaint was filed by Advanced Optical Technologies, Inc. (“AOT”) in the Second Judicial District Court of New Mexico, County of Bernalillo.  On May 11, 2012, the Company and AOT entered a settlement agreement pursuant to which the parties agreed to discontinue all legal proceedings and AOT agreed to take all legal action to withdraw the Complaint.  In connection therewith, the Company agreed to pay AOT $95,125.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") ) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended March 31, 2012, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Civil Action Complaint

As previously disclosed, on April 2, 2012, the Company was served with a Summons and Complaint (the “Complaint”) for a civil action involving a billing dispute.  The Complaint was filed by Advanced Optical Technologies, Inc. (“AOT”) in the Second Judicial District Court of New Mexico, County of Bernalillo.  On May 11, 2012, the Company and AOT entered a settlement agreement pursuant to which the parties agreed to discontinue all legal proceedings and AOT agreed to take all legal action to withdraw the Complaint.  In connection therewith, the Company agreed to pay AOT $95,125.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2012 shares of common stock totaling 237,643 were issued for consulting services for which the Company charged operation $2,500.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

/s/ Mark Willner
May 15, 2012	Mark Willner
Chief Executive Officer
(Principal Executive Officer)

