Form 10-Q
period 2012-06-30
3DICON CORP
filed 2012-08-16
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-54697

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

As of August 10, 2012, the issuer had 41,063,361 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	F-2

Statements of Operations for the three and six months ended June 30, 2012 and 2011 and period from inception (January 1, 2001) to June 30, 2012 (Unaudited)	F-3

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to June 30, 2012 (Unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and period from inception (January 1, 2001) to June 30, 2012 (Unaudited)	F-5

Notes to Financial Statements, June 30, 2012 (Unaudited)	F-6

3DIcon CORPORATION

(A Development Stage Company)

BALANCE SHEETS

June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$31,761	$17,666
Prepaid expenses	52,748	35,435
Accounts receivable	13,029	17,000
Total current assets	97,538	70,101

Net property and equipment	6,939	9,809
Deposits-other	2,315	2,315
Total Assets	$106,792	$82,225

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible debentures payable, net of original issue discount of $3,667	$46,333	$-
Warrant exercise advances	266,951	16,542
Accounts payable	252,349	698,131
Accrued salaries	18,938	13,189
Accrued interest on debentures	4,875	1,799
Total current liabilities	589,446	729,661

Convertible debentures payable	109,880	113,444

Long term debt	109,880	113,444

Total Liabilities	699,326	843,105

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 37,884,514 and 32,928,654 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	7,577	6,586
Additional paid-in capital	16,180,983	15,168,005
Deficit accumulated during development stage	(17,266,743)	(16,421,120)
Total Stockholders' Deficiency	(1,078,183)	(1,246,529)
Total Liabilities and Stockholders' Deficiency	$106,792	$82,225

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2012 and 2011 and

Period from Inception (January 1, 2001) to June 30, 2012

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Inception to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Income:
License fee	$-	$-	$-	$-	$25,000
Sales	-	-	-	3,000	40,797
Grant income	11,020	24,889	63,668	54,889	281,492

Total income	11,020	24,889	63,668	57,889	347,289

Expenses:
Research and development	152,908	183,193	286,389	283,627	4,444,629
General and administrative	323,198	426,112	618,192	686,933	12,729,851
Interest	2,830	4,647	4,710	33,001	439,552

Total expenses	478,936	613,952	909,291	1,003,561	17,614,032

Net loss	$(467,916)	$(589,063)	$(845,623)	$(945,672)	$(17,266,743)

Loss per share:
Basic and diluted	$(0.013)	$(0.019)	$(0.024)	$(0.033)

Weighted average shares outstanding, Basic and diluted	37,051,815	31,491,397	35,466,209	28,471,710

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to June 30, 2012

(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Accrue compensation earned but unrecorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)

Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	12,308,915	2,462	754,378	-	756,840
Debentures converted	252,267,600	50,453	653,093	-	703,546
Stock issued for services	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	285,600	-	285,600
Retrospective adjustment for the 1:35 reverse common stock split in April 2012	(1,119,574,221.00)	(223,915)	223,915
Net loss for the period	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	32,928,654	6,586	15,168,005	(16,421,120)	(1,246,529)

Warrants and options exercised	1,018	1	388,421	-	388,422
Debentures converted	2,901,390	580	2,983	-	3,563
Stock issued for services	1,183,942	236	182,864	-	183,100
Stock issued for liabilities	869,510	174	366,190	-	366,364
Stock based compensation	-	-	72,520	-	72,520
Net loss for the period	-	-	-	(845,623)	(845,623)
Balance, June 30, 2012	37,884,514	$7,577	$16,180,983	$(17,266,743)	$(1,078,183)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

and Period from Inception (January 1, 2001) to June 30, 2012

(unaudited)

	Six Months	Six Months	Inception to
	Ended June 30,	Ended June 30,	June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(845,623)	$(945,672)	$(17,266,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	72,520	173,100	2,705,098
Stock issued for services	183,100	111,238	2,421,095
Stock issued for interest	-	42,952	141,672
Book value of assets retired	-	668	6,529
Amortization of debt issuance costs	332	-	170,746
Depreciation	2,870	3,083	30,061
Impairment of assets	-	-	292,202

Change in:
Accounts receivable	3,971	(15,758)	(13,029)
Prepaid expenses and other assets	(17,313)	(25,422)	(303,463)
Accounts payable and accrued liabilities	(70,593)	90,896	2,408,235

Net cash used in operating activities	(670,736)	(564,915)	(9,407,597)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(43,529)
Net cash used in investing activities	-	-	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	638,831	750,000	5,127,286
Proceeds from issuance of debentures and notes	46,000	-	4,355,591

Net cash provided by financing activities	684,831	750,000	9,482,877

Net increase in cash	14,095	205,085	31,751
Cash, beginning of period	17,666	367,101	10

Cash, end of period	$31,761	$572,186	$31,761

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$3,563	$652,187	$4,261,244
Cash paid for interest	$1,634	$5,245	$301,727
Stock issued to satisfy payables	$366,364	$556,027	$2,353,617
Debenture issued to satisfy payable	$-	$-	$125,909
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2012, and the statements of its operations for the three and six months ended June 30, 2012 and 2011, and the period from inception (January 1, 2001) to June 30, 2012, and cash flows for the six month periods ended June 30, 2012 and 2011, and the period from inception (January 1, 2001) to June 30, 2012, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $17,266,743 for the period from inception (January 1, 2001) to June 30, 2012, and a net loss of $845,623 and $945,672 for the six months ended June 30, 2012 and 2011, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Under the terms of the Golden State debentures, as further described in Note 4, Golden State may advance an additional $378,787.  The additional advance would be available if the Company filed a registration statement; however, the Company does not plan to file such registration statement. In addition, pursuant to the 4.75% Convertible Debenture due in December 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of June 30, 2012 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $1,962,000 in funding from Golden State as a result of warrant exercises during the remainder of the year ended December 31, 2012. During the six months ended June 30, 2012, the Company received $638,831 in funding under the terms of the 4.75% Convertible Debenture (see Note 4).

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $13,029 of grant funds to be provided through the end of the grant period, August 31, 2012.  (see Note 3)

Additionally, the Company is continuing to pursue financing through private offerings of debt or common stock.

Note 2 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

Since April 20, 2002, the Company has entered into a number of Sponsored Research Agreements with the University of Oklahoma (“OU”) as follows:

Phase I: “Pilot Study to Investigate Digital Holography”, April 20, 2004. The Company paid OU $14,116.

Phase II: “Investigation of 3-Dimensional Display Technologies”, April 15, 2005, as amended. The Company paid OU $528,843.

Phase III: “3-Dimensional Display Development”. The Company made partial payment to OU by issuing 121,848 post-split equivalent shares with a market price of $290,000 on October 14, 2008 and final payment on December 1, 2010 in the amount of $525,481 of which $40,481 was in cash and 1,685,714 post-split equivalent shares of Company stock (the “Shares”). The Shares are subject to an OU ‘put’ right and a 3DIcon ‘call’ right.

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

Note 3 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $54,889 from the grant during the six-month periods ended June 30, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on August 31, 2012. There remains $13,029 of grant funds to be provided through the end of the grant period, August 31, 2012.

During the six-month periods ended June 30, 2012 and 2011, the Company charged operations $9,780 and $14,028, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant. At June 30, 2012, the Company owed the University $3,260 in direct costs.

Note 4 – Debentures and Notes Payable

Debentures payable consist of the following:

	June 30, 2012	December 31, 2011
Senior Convertible Debentures:
6.25% Debenture due 2014	$31,788	$31,788
4.75% Debenture due 2014	78,092	81,656
5.0% Note due 2013	46,333	-
Total Debentures	156,213	113,444
Less - Current Maturities	(46,333)	-
Long-term Debentures	$109,880	$113,444

Securities Purchase Agreement

6.25% Convertible Debenture due December 31, 2014 (stated in pre-split equivalent prices and shares)

On November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 to Golden State (the "Debenture"). Pursuant to the terms of the Debenture, Golden State may, at its election, convert all or a part of the Debenture into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State's election to convert, subject to adjustment as provided in the Debenture. In addition, pursuant to the terms of the Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Debenture. The Company filed a registration statement covering the shares to be issued upon conversion of the Debenture. Included in the registration statement were 4.25 million pre-split shares issuable on the Debenture based on 2007 market prices and assuming full conversion of the convertible debenture. The registration statement became effective on January 4, 2008.

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of June 30, 2012, Golden State has funded an aggregate of $871,213 on the Debenture. Golden State will be obligated to fund the Company for the remaining $378,787 in principal on the Debenture upon the effectiveness of a registration statement underlying the remaining unfunded principal balance on the Debenture. At this time, the Company has not filed a registration statement. At various dates during 2011, $157,331 of the Debenture was converted into 16,156,404 shares of common stock at prices ranging from $0.0059 to $0.0174 based on the formula in the convertible debenture. Additionally $12,669 was added to the principle balance of the debenture in payment of accrued interest during 2011. There are no conversions for the period ended June 30, 2012.

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

In addition to standard default provisions concerning timeliness of payments, delivery and notifications, the $1.25 million convertible debenture issued to Golden State on January 15, 2008 (the “Second Debenture”) will be in default if the common stock of the Company trades at a price per share of $7.35 or lower, regardless of whether the trading price subsequently is higher than $7.35 per share. The trading price was at $7.35 or lower on several occasions during and subsequent to the period ended June 30, 2012. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for those occasions only.  (See Note 9 Subsequent Events)

4.75% Convertible Debenture due November 3, 2014

 On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868, shares of common stock, exercised warrants to purchase 67,600 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011. During 2012, Golden State converted $3,563 of the $100,000 debenture into 2,901,390 post-split shares of common stock, exercised warrants to purchase 1,018 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $638,831 against future exercises of warrants of which $388,422 was applied to the exercise of warrants leaving $266,951 of unapplied advances at June 30, 2012.

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

 5% Convertible Promissory Note

On June 6, 2012 (the “Effective Date”), the Company issued and sold a convertible promissory note (the "Note") in the principal amount of $275,000 to JMJ Financial (“JMJ”). The Note includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. JMJ advanced $50,000 upon execution of the Note and collected $4,000 OID. Pursuant to the terms of the Note, JMJ may, at its election, convert all or a part of the Note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition, pursuant to the terms of the Note, the Company agreed to include on the next registration statement filed by the Company with the SEC all shares issuable upon conversion of the Note. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of the Note. If the Company repays the Note on or before ninety days from the Effective Date, the interest rate will be zero percent. If the company does not repay the Note on or before ninety days from the Effective Date, a one-time interest charge of 5% shall be applied to the principal sum of $275,000. The principal of the Note is due one year from the date of each of the principal amounts advanced.

Note 5 – Common Stock and Paid-In Capital (see note 9)

Reverse Stock Split

The Board of Directors, subject to the approval of the shareholders of the Company, authorized an amendment to the Company's Certificate of Incorporation in order to effect a reverse split of the Company's common stock in a ratio in the range between 1 for 15 and 1 for 35, as will be selected by the Company's Board of Directors (the "Reverse Split").  On October 15, 2011, the Company held an annual meeting of stockholders, at which annual meeting the stockholders approved the Reverse Split and approved the filing of an Amended Certificate of Incorporation to effect the Reverse Split at the discretion of the Board of Directors. On April 27, 2012 the Corporation filed an Amended Certificate of Incorporation to effect a 1-for-35 reverse split of the Company’s common stock. The reverse stock split was announced by Financial Industry Regulatory Authority on April 26, 2012 and became effective on April 27, 2012. On April 27, 2012, the effective date, every 35 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The Company did not issue any fractional shares in connection with the reverse stock split. Stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to, upon surrender to our transfer agent of certificates representing such shares, cash in lieu thereof.

Warrants issued

As of June 30, 2012, there are warrants outstanding to purchase 476,190 shares of its common stock at a price of $17.50 per share through 2012, warrants to purchase 125,097 shares of common stock at a price of $3.15 per share that expire on May 22, 2014 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 22,543 shares of common stock at a price of $381.50 per share which expire December 31, 2014.

Common stock and options issued for services and liabilities

During the six-month periods ended June 30, 2012 and 2011, shares of common stock totaling 1,183,942, and 162,857 respectively were issued for consulting services for which the Company recognized $183,100 and $111,238 of expense, respectively.  Additionally, during the period ending June 30, 2012 and 2011, shares totaling 869,510 and 1,158,011, respectively were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $366,364 and $95,621, respectively.  Shares totaling 1,628,571, which are restricted under SEC Section 144, were issued in the first quarter of 2011 in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.

On March 13, 2012, 3DIcon Corporation entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Employment Agreement, Mr. Willner is entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase 57,143 shares at a price equal to the average price of the five day period prior to March 19, 2012 which was $0.35 (the “Strike Price”). Furthermore, if Mr. Willner remains employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he will receive additional stock options to purchase 57,143 shares at the Strike Price. In addition, if the Company has achieved certain quarterly business objectives, Mr. Willner will receive, at the end of each such quarterly period, a further grant of stock options to purchase 57,143 shares at the Strike Price. The estimated fair value of each of the 57,143 block of options, valued at $18,840, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012 and June 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

On March 16, 2012, 3DIcon Corporation entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with George Melnik, pursuant to which Mr. Melnik began serving as the Company’s Senior Technical Advisor, effective immediately. Under the terms of the Employment Agreement, Mr. Melnik is entitled to an annual base salary of $144,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Melnik five-year stock options to purchase 28,571 shares at a price equal to the average price of the five day period prior to March 16, 2012 which was $0.35 (the “Strike Price”). Furthermore, if Mr. Melnik remains employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he will receive additional stock options to purchase one 28,571 shares at the Strike Price. In addition, if the Company has achieved certain quarterly business objectives, Mr. Melnik will receive, at the end of each such quarterly period, a further grant of stock options to purchase 28,571 shares at the Strike Price. The estimated fair value of each of the 28,571 block of options, valued at $9,420, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012 and June 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

The Employment Agreement may be terminated with or without reason by either the Company or Mr. Melnik and at any time, upon sixty (60) days written notice. The terms of the Employment Agreement will remain effective for one (1) year and will automatically renew, subject to the same termination rights. Upon termination, the Company will pay any base pay, bonus and benefits that have been earned and are due as of the date of the termination.

The following summary reflects warrant and option activity for the six-month period ended June 30, 2012:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2011	711,597	22,330	1,768,394
Granted	-	-	185,714
Exercised	-	(1,018)	-
Cancelled	(14,286)	-	-

Outstanding June 30, 2012	697,311	22,543	1,954,108

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

Note 6 – Incentive Stock Plan

In January 2011, the Company established the 3DIcon Corporation 2011 Equity Incentive Stock Plan (the "2011 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed one hundred million (100,000,000) shares.  The shares are included in a registration statement filed January 14, 2011. The post-split equivalent shares remaining at December 31, 2011 were 984,799. Post-split shares totaling 940,126 were issued from the 2011 EIP during the period ended June 30, 2012 for services rendered and to satisfy accounts payable to the Company. There are currently 44,673 shares available for issuance under the 2011 EIP.

In April 2012, the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling 1,107,765 were issued from the 2012 EIP for services rendered and to satisfy accounts payable to the Company. There are currently 3,892,235 shares available for issuance under the 2012 EIP.

Note 7 – Office Lease

The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. The Lease Agreement commenced on June 1, 2008 and expired June 1, 2011. On March 8, 2011, the Lease Agreement was amended to extend the expiration date to May 31, 2012.  The Company is in discussion to renew the lease for an additional three years and is paying rent on a month to month basis. (see Note 9)

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended June 30, 2012 and 2011, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $14,438 and $41,463, respectively.

Note 9 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a post-split price per share of $7.35 or lower. The trading price was at $7.35 or lower on several occasions during the period ended June 30, 2012 and subsequent to June 30, 2012.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to June 30, 2012, Golden State converted $1,370 of the 4.75% convertible debenture into 1,134,233 shares of common stock at $0.0012 per share and exercised 392 warrants at $381.50 per share for $158,159 and advanced $50,000 for future exercise of warrants under the terms of the securities purchase agreements.

5% Convertible Promissory Note

Subsequent to June 30, 2012, JMJ advanced $25,000 and collected $2,000 OID on the 5.0% convertible promissory note.

5% Convertible Promissory Note #2

On July 27, 2012 (the Effective Date”), the Company issued and sold a convertible promissory note #2 (the “Note #2") in the principal amount of $140,000 to JMJ Financial (“JMJ”). The Note includes a $15,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. JMJ advanced $75,000 upon execution of the Note and collected $6,000 OID. Pursuant to the terms of the Note #2, JMJ may, at its election, convert all or a part of the Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition, pursuant to the terms of the Note #2, the Company agreed to include on the next registration statement filed by the Company with the SEC all shares issuable upon conversion of the Note #2. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of the Note #2. If the Company repays the Note #2 on or before ninety days from the Effective Date, the interest rate will be zero percent. If the company does not repay the Note #2 on or before ninety days from the Effective Date, a one-time interest charge of 5% shall be applied to the principal sum of $140,000. The principal of the Note #2 is due one year from the date of each of the principal amounts advanced.

The Note #2 is subject to a Mandatory Registration Agreement (the “Agreement”) whereby no later than August 31, 2012, the Company agrees to file, at its own expense, an amendment to the S-1 Registration Statement the Company filed with the SEC on July 3, 2012, to include in such Registration Statement 4,750,000 shares of common stock issuable under the Notes, (the Note and Note #2) as set forth below. The Company will thereafter use its best efforts to cause such Registration Statement to become effective as soon as possible after such filing but in no event later than one hundred and twenty (120) days from the date of this Agreement. Failure to file the Amended Registration Statement by August 15, 2012 will result in a penalty/liquidated damages of $10,000. In addition, failure to have the Registration Statement declared effective within 120 days of the date of this Agreement will result in a penalty/liquidated damages of $25,000. Any such penalties/liquidated damages will be added to the balance of either the Note or the Note #2 at the Holder’s discretion (under the Holder’s and the Company’s expectation that those penalties/liquidated damages will tack back to the date of such Note for purposes of Rule 144).

Common stock issued for services and liabilities

Subsequent to June 30, 2012 post-split shares of common stock totaling 358,508 were issued for consulting services for which the Company recognized $31,500 of expense.

On July 2, 2012, the Board of Directors were granted options to purchase 919,768 restricted shares of common stock at $0.232 per shares as compensation for their services during 2012. The options are fully vested and expire at the end of ten years. The estimated fair value of the options is $200,000 and was determined using the Black-Scholes option pricing model and was charged to operations in July 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 170% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.64% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

Additionally on July 2, 2012 the Board of Directors granted Victor Keen, a board member, options to purchase 114,971 restricted shares of common stock at $0.232 per shares as compensation for his services in regard to the DTI acquisition. The options are fully vested and expire at the end of ten years. The estimated fair value of the options is $25,000 and was determined using the Black-Scholes option pricing model and was charged to operations in July 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 170% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.64% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience

Public Offering

On July 3, 2012, the Company filed a registration statement on Form S-1 with the SEC for a public offering of our securities. We expect to amend the registration statement, which amendment or amendments are expected to contain further details regarding the offering.

Equity Incentive Stock Plan

Post-split shares totaling 1,107,765 were issued from the 2012 EIP subsequent to June 30, 2012 for services rendered and to satisfy accounts payable of the Company. There are currently 3,892,235 shares available for issuance under the 2012 EIP.

Office Lease

The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. The Lease Agreement commenced on June 1, 2008 and expired June 1, 2011. On March 8, 2011 the Lease Agreement was amended (amendment 1) to extend the expiration date to May 31, 2012.  On July 24, 2012 the Lease Agreement was amended (amendment 2) to extend the expiration date to July 31, 2015.   The minimum future lease payments to be paid annually under the three-year non-cancellable amended operating lease for office space are as follows:

2012	$9,000
2013	23,000
2014	23,000
2015	13,000

Total	$68,000

Dimension Technologies Inc. - Non-Binding Letter of Intent

As previously disclosed in the Company Current Report on Form 8-K, filed with the SEC on July 19, 2012, on July 13, 2012, 3DIcon Corporation executed a non-binding letter of intent (the “Letter of Intent”) outlining the principal terms and conditions to acquire Dimension Technologies Inc., a privately held New York corporation (“DTI”). DTI is a developer of glasses-free flat screen 3D display technologies and products that are 2D/3D switchable. Founded in 1986, DTI’s intellectual property portfolio includes 10 patents that have been granted in multiple countries. The Letter of Intent is not binding on either party and there is no assurance that the parties will reach a definitive agreement, and if they do, there is no assurance that the conditions thereunder will be met to consummate the acquisition. Furthermore, if the acquisition is consummated, there is no assurance that the anticipated effects of the transaction will be realized.

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

Plan of Operation

Background:

3DIcon Corporation was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. Our articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001. We have accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. At the inception on January 1, 2001, our primary activity was the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

In April 2004, we engaged the University of Oklahoma (the “University” or “OU”) to conduct a pilot study to determine the opportunity and feasibility for the creation of volumetric three dimensional display systems.

On July 15, 2005, we entered into a Sponsored Research Agreement (“SRA”) with the University, which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies".

On February 23, 2007, we entered into an SRA with the University, which SRA expired on March 31, 2010. Under this agreement, the University conducted a research project entitled "3-Dimensional Display Development".

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $54,889 from the grant during the six-month periods ended June 30, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on August 31, 2012. There remains $13,029 of grant funds to be provided through the end of the grant period, August 31, 2012.

Overview of Business

We are a development stage company. Our mission is to acquire, develop and market full-color volumetric 3D display technology. Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies previously under development by the University. The development to date has resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. On May 26, 2009, the United States Patent and Trademark Office approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  This patent describes what we are calling our CSpace®™ technology. At this time, we do not own any intellectual property rights in these technologies, and, apart from the Sponsored Research Agreement with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University and our staff by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military. On April 6, 2009, we filed a provisional patent on an emissive two-dimensional screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/Inflexible Front/Back Projection screen or display" and owned solely by 3DIcon Corporation.   Through the current agreement with the University of Oklahoma, OU filed a continuation patent application on November 19, 2010, called “3D Light Surface Display”.  This application provides additional protections of our CSpace®™ technology.

Since March of 2012, the Company has been exploring the possibility of developing and marketing glasses-free flat screen 3D displays based on next generation glasses-free flat screen 3D display technology acquired or licensed from another company. This acquired technology and any resultant display products would be in addition to and complementary with our internally developed CSpace glasses-free volumetric 3D display technology. Recently, the Company has met with multiple glasses-free flat screen 3D display companies, is in discussion with several of these companies about a potential acquisition or partnership, and is engaged in non-binding discussions to acquire one of these companies. Currently, we do not have any agreements in place that would allow such entry into the flat screen segment of the glasses-free 3D display industry and no assurances can be made, if an acquisition or partnership is consummated, that the Company could successfully bring to market such technology.

Progress on Research and Development Activities

We own all worldwide rights to commercial and government usage of the intellectual property being developed by the University. The University and the Company have applied for the following patents with the U.S. Patent and Trademark Office:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Revenue

The Company earned $11,020 from the OCAST grant during the three months ended June 30, 2012.

In January 2008 we launched our first software product Pixel Precision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We did not have income from the sales of Pixel Precision™ for the three-months ended June 30, 2012 and June 30, 2011, respectively.

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

Research and Development Expenses

The research and development expenses were $152,908 for the three months ended June 30, 2012, as compared to $183,193 for the three months ended June 30, 2011.  The decrease was a result of issuing $39,100 of stock to the Chairman of our Technology Committee in 2011.

General and Administrative Expenses

Our general and administrative expenses were $323,198 for the three months ended June 30, 2012, as compared to $426,112 for the three months ended June 30, 2011.  The decrease is primarily due to $112,500 in options issued to our Board of Directors in June 2011.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $2,830 as compared to $4,647 for the three months ended June 30, 2011.  The net decrease was a result of a decrease in the amounts outstanding on our convertible debentures.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Revenue

The Company received $63,668 from the OCAST grant during the six months ended June 30, 2012 as compared to $54,889 for the six months ended June 30, 2011.  The increase was due to additional expenditures under the matching grant.

There were sales of $-0- of PixelPrecision™ during the six months ended June 30, 2012 as compared to $3,000 for the six months ended June 30, 2011.

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

Research and Development Expenses

Research and development expenses were $286,389 for the six months ended June 30, 2012, as compared to $283,627 for the six months ended June 30, 2011.   The net increase was a result of the cost of vesting of options to the Director of Technology in 2011 amounting to $39,150 and a decrease in expenses incurred for lab supplies and equipment of $19,600, a decrease in payroll taxes from converting certain salaries to contract labor and consultants engaged amounting to $109,000 in 2012.

General and Administrative Expenses

Our general and administrative expenses were $618,192 for the six months ended June 30, 2012 as compared to $686,933 for the six months ended June 30, 2011.  The net decrease was the result of the $112,500 of options issued to the Board of Directors in 2011 and an increase in fees and costs required for our regulatory filings, $76,000 increase in costs related to the hiring of and options issued to the new CEO, and consultants under the terms of their employments agreements, an increase of $5,000 in legal fees, and an increase in marketing and travel expenses of $20,000.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $4,710 as compared to $33,001 for the six months ended June 30, 2011. The change in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods and promissory note extension fee and the 5% promissory note interest from the notes converted to common shares in 2011.

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

We had net cash of $31,761 at June 30, 2012.

We had negative working capital of $491,908 at June 30, 2012.

During the six months ended June 30, 2012, we used $670,736 of cash for operating activities, an increase of $105,821 or 19% compared to the six months ended June 30, 2011. The increase in the use of cash for operating activities was a result of the reduction in accounts payable.

There was no cash used in investing activities during the six months ended June 30, 2012 or for the six months ended June 30, 2011.

Cash provided by financing activities during the six months ended June 30, 2012 was $638,831, a decrease of $65,169 or 9% compared to the six months ended June 30, 2011.  The decrease was the result of warrant exercise advances from Golden State under the terms of our 4.75% convertible debenture.

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

 On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2011, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868, shares of common stock, exercised warrants to purchase 67,600 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden State advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011. During 2012, Golden State converted $3,563 of the $100,000 debenture into 2,901,390 post split shares of common stock, exercised warrants to purchase 1,018 post split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $638,831 against future exercises of warrants of which $388,422 was applied to the exercise of warrants leaving $266,951 of unapplied advances at June 30, 2012.

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $54,889 from the grant during the six-month periods ended June 30, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on August 31, 2012. There remains $13,029 of grant funds to be provided through the end of the grant period, August 31, 2012.

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

Subsequent Events

Debentures payable

In accordance with the terms of $1.25 million convertible debenture issued to Golden State on January 15, 2008 an event of default occurs if the common stock of the Company trades at a price per share of $7.35 or lower. The trading price was at $7.35 or lower on several occasions during the period ended June 30, 2012 and subsequent to June 30, 2012.  On each of the occasions Golden State, by letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to June 30, 2012, Golden State converted $1,370 of the 4.75% convertible debenture into 1,134,233 shares of common stock at $0.0012 per share and exercised 392 warrants at $381.50 per share for $158,159 and advanced $50,000 for future exercise of warrants under the terms of the securities purchase agreements.

5% Convertible Promissory Note

Subsequent to June 30, 2012, JMJ advanced $25,000 and collected $2,000 OID on the 5.0% convertible promissory note.

5% Convertible Promissory Note #2

On July 27, 2012 (the “Effective Date”), the Company issued and sold a convertible promissory note #2 (the “Note #2") in the principal amount of $140,000 to JMJ Financial (“JMJ”). The Note includes a $15,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. JMJ advanced $75,000 upon execution of the Note and collected $6,000 OID. Pursuant to the terms of the Note #2, JMJ may, at its election, convert all or a part of the Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition, pursuant to the terms of the Note #2, the Company agreed to include on the next registration statement filed by the Company with the SEC all shares issuable upon conversion of the Note #2. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of the Note #2. If the Company repays the Note #2 on or before ninety days from the Effective Date, the interest rate will be zero percent. If the company does not repay the Note #2 on or before ninety days from the Effective Date, a one-time interest charge of 5% shall be applied to the principal sum of $140,000. The principal of the Note #2 is due one year from the date of each of the principal amounts advanced.

The Note #2 is subject to a Mandatory Registration Agreement (the “Agreement”) whereby no later than August 31, 2012, the Company agrees to file, at its own expense, an amendment to the S-1 Registration Statement the Company filed with the SEC on July 3, 2012, to include in such Registration Statement 4,750,000 shares of common stock issuable under the Notes, (the Note and Note #2) as set forth below. The Company will thereafter use its best efforts to cause such Registration Statement to become effective as soon as possible after such filing but in no event later than one hundred and twenty (120) days from the date of this Agreement. Failure to file the Amended Registration Statement by August 15, 2012 will result in a penalty/liquidated damages of $10,000. In addition, failure to have the Registration Statement declared effective within 120 days of the date of this Agreement will result in a penalty/liquidated damages of $25,000. Any such penalties/liquidated damages will be added to the balance of either the Note or the Note #2 at the Holder’s discretion (under the Holder’s and the Company’s expectation that those penalties/liquidated damages will tack back to the date of such Note for purposes of Rule 144).

Common stock issued for services and liabilities

Subsequent to June 30, 2012, post-split shares of common stock totaling 358,508 were issued for consulting services for which the Company recognized $31,500 of expense.

On July 2, 2012, the Board of Directors were granted options to purchase 919,768 restricted shares of common stock at $0.232 per shares as compensation for their services during 2012. The options are fully vested and expire at the end of ten years. The estimated fair value of the options is $200,000 and was determined using the Black-Scholes option pricing model and was charged to operations in July 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 170% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.64% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

Additionally on July 2, 2012, the Board of Directors granted Victor Keen, a board member, options to purchase 114,971 restricted shares of common stock at $0.232 per shares as compensation for his services in regard to the DTI acquisition. The options are fully vested and expire at the end of ten years. The estimated fair value of the options is $25,000 and was determined using the Black-Scholes option pricing model and was charged to operations in July 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 170% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.64% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience

Equity Incentive Stock Plan

In April 2012, the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling 1,107,765 were issued from the 2012 EIP subsequent to June 30, 2012 for services rendered and to satisfy accounts payable of the Company. There are currently 3,892,235 shares available for issuance under the 2012 EIP.

Office Lease

The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. The Lease Agreement commenced on June 1, 2008 and expired June 1, 2011. On March 8, 2011 the Lease Agreement was amended (amendment 1) to extend the expiration date to May 31, 2012.  On July 24, 2012 the Lease Agreement was amended (amendment 2) to extend the expiration date to July 31, 2015.   The minimum future lease payments to be paid annually under the three year non-cancelable amended operating lease for office space are as follows:

2012	$9,000
2013	23,000
2014	23,000
2015	13,000

Total	$68,000

Dimension Technologies Inc. - Non-Binding Letter of Intent

As previously disclosed on the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2012, on July 13, 2012, 3DIcon Corporation executed a non-binding letter of intent (the “Letter of Intent”) outlining the principal terms and conditions to acquire Dimension Technologies Inc., a privately held New York corporation (“DTI”). DTI is a developer of glasses-free flat screen 3D display technologies and products that are 2D/3D switchable. Founded in 1986, DTI’s intellectual property portfolio includes 10 patents that have been granted in multiple countries. The Letter of Intent is not binding on either party and there is no assurance that the parties will reach a definitive agreement, and if they do, there is no assurance that the conditions thereunder will be met to consummate the acquisition. Furthermore, if the acquisition is consummated, there is no assurance that the anticipated effects of the transaction will be realized.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended June 30, 2012, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2012, shares of common stock totaling 6,790 were issued for consulting services for which the Company charged operations $2,500.

During the six-month period ended June 30, 2012 Golden State converted $3,563 of a 4.75% convertible debenture into 2,901,390 shares of common stock and exercised warrants to purchase 1,018 shares of common stock at $381.50 per share.

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

3DICON CORPORATION

/s/ Mark Willner
August 16, 2012	Mark Willner
Chief Executive Officer
(Principal Executive Officer)

