Form 10-Q
period 2012-09-30
3DICON CORP
filed 2012-11-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, the issuer had 45,552,155 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	F-2

Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and period from inception (January 1, 2001) to September 30, 2012 (Unaudited)	F-3

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to September 30, 2012 (Unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and period from inception (January 1, 2001) to September 30, 2012 (Unaudited)	F-5

Notes to Financial Statements, September 30, 2012 (Unaudited)	F-6

3DIcon CORPORATION

(A Development Stage Company)

BALANCE SHEETS

September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$35,537	$17,666
Prepaid expenses	31,505	35,435
Accounts receivable	13,029	17,000
Total current assets	80,071	70,101

Net property and equipment	5,662	9,809
Deferred debt costs	127,700	-
Deposits-other	2,315	2,315
Total Assets	$215,748	$82,225

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$530,168	$-
Warrant exercise advances	1	16,542
Accounts payable	183,606	698,131
Accrued salaries	19,890	13,189
Accrued interest on debentures	11,343	1,799
Total current liabilities	745,008	729,661

Convertible debentures payable	75,185	113,444

Long term debt	75,185	113,444

Total Liabilities	820,193	843,105

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 41,766,150 and 31,928,654 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	8,353	6,586
Additional paid-in capital	16,834,410	15,168,005
Deficit accumulated during development stage	(17,932,857)	(16,421,120)
Total Stockholders' Deficiency	(1,090,094)	(1,246,529)
Total Liabilities and Stockholders' Deficiency	$215,748	$82,225

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012 and 2011

and Period from Inception (January 1, 2001) to September 30, 2012

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Inception to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Income:
License fee	$-	$-	$-	$-	$25,000
Sales	-	-	-	3,000	40,797
Grant income		25,434	63,669	80,323	281,493

Total income	-	25,434	63,669	83,323	347,290

Expenses:
Research and development	127,759	212,291	414,149	534,737	4,572,389
General and administrative	502,468	331,856	1,120,660	979,638	13,232,319
Interest	35,887	2,314	40,597	35,315	475,439

Total expenses	666,114	546,461	1,575,406	1,549,690	18,280,147

Net loss	$(666,114)	$(521,027)	$(1,511,737)	$(1,466,367)	$(17,932,857)

Loss per share:
Basic and diluted	$(0.016)	$(0.016)	$(0.040)	$(0.049)

Weighted average shares outstanding, Basic and diluted	41,459,140	33,155,162	37,991,154	30,049,606

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to September 30, 2012

(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Accrue compensation earned but unrecorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)

Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	12,308,915	2,462	754,378	-	756,840
Debentures converted	252,267,600	50,453	653,093	-	703,546
Stock issued for services	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	285,600	-	285,600
Retrospective adjustment for the 1:35 reverse common stock split in April 2012	(1,119,574,221)	(223,915)	223,915
Net loss for the period	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	32,928,654	6,586	15,168,005	(16,421,120)	(1,246,529)

Warrants and options exercised	1,850	1	705,371	-	705,372
Debentures converted	6,117,445	1,223	39,083	-	40,306
Stock issued for services	1,848,691	370	229,980	-	230,350
Stock issued for liabilities	869,510	173	366,191	-	366,364
Stock based compensation	-	-	325,780	-	325,780
Net loss for the period	-	-	-	(1,511,737)	(1,511,737)
Balance, September 30, 2012	41,766,150	$8,353	$16,834,410	$(17,932,857)	$(1,090,094)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

and Period from Inception (January 1, 2001) to September 30, 2012

(unaudited)

	Nine Months	Nine Months	Inception to
	Ended September 30,	Ended September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(1,511,737)	$(1,466,367)	$(17,932,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	325,780	238,725	2,958,357
Stock issued for services	230,350	291,352	2,468,345
Stock issued for interest	2,047	42,952	143,719
Book value of assets retired	-	668	6,529
Amortization of debt issuance costs	27,169	-	197,583
Depreciation	4,147	4,624	31,338
Impairment of assets	-	-	292,202

Change in:
Accounts receivable	3,971	(33,361)	(13,029)
Prepaid expenses and other assets	3,930	(33,297)	(282,220)
Accounts payable and accrued liabilities	(131,917)	71,188	2,346,912

Net cash used in operating activities	(1,046,260)	(883,516)	(9,783,121)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	(998)	(43,529)
Net cash used in investing activities	-	(998)	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	688,831	770,000	5,177,286
Proceeds from issuance of debentures and notes	375,300	-	4,684,891

Net cash provided by financing activities	1,064,131	770,000	9,862,177

Net change in cash	17,871	(114,514)	35,527
Cash, beginning of period	17,666	367,101	10

Cash, end of period	$35,537	$252,587	$35,537

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$38,259	$652,187	$4,295,941
Cash paid for interest	$1,838	$2,938	$303,565
Stock issued to satisfy payables	$366,364	$556,027	$2,353,617
Debenture issued to satisfy payable	$-	$-	$125,909
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2012, and the statements of its operations for the three and nine-months ended September 30, 2012 and 2011, and the period from inception (January 1, 2001) to September 30, 2012, and cash flows for the nine-month periods ended September 30, 2012 and 2011, and the period from inception (January 1, 2001) to September 30, 2012, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $17,932,857 for the period from inception (January 1, 2001) to September 30, 2012, and a net loss of $1,511,737 and $1,466,367 for the nine-months ended September 30, 2012 and 2011, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Pursuant to the 4.75% Convertible Debenture due in December 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year or until the Debenture is converted in full.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of September 30, 2012 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $981,000 in funding from Golden State as a result of warrant exercises during the remainder of the year ended December 31, 2012. During the nine-months ended September 30, 2012, the Company received $688,831 in funding under the terms of the 4.75% Convertible Debenture (see Note 4).

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  There remains $13,029 of grant funds to be provided. The Company applied for the remaining $13,029 of grant funds that were earned through the end of the grant period, August 31, 2012 (see Note 3).

On July 3, 2012, the Company filed a registration statement on Form S-1 with the SEC for a public offering of our securities. The registration statement was amended on August 31, 2012. We expect further amendments to the registration statement, which amendment or amendments are expected to contain further details regarding the offering

Additionally, the Company is continuing to pursue financing through private offerings of debt or common stock.

Note 2 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Right and Call Right

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

OU “Put” Right on the Shares

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

3DIcon “Call” Right on the Shares

Commencing December 1, 2012, the Company shall have the right to “call” the Shares for an amount equal to $970,000 less the amount (if any) of prior Shares by OU including amounts “put” to 3DIcon.

The Company has presented the Shares outside of deficit in the mezzanine section of the balance sheets, as the Agreement includes a put right, which is not solely within the control of the Company.

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

Note 3 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,669 and $80,323 from the grant during the nine-month periods ended September 30, 2012 and 2011, respectively and $281,493 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. During the nine-month period ended September 30, 2012, the Company applied for the remaining $13,029 of grant funds that were earned through the end of the grant period, August 31, 2012.

During the nine-month periods ended September 30, 2012 and 2011, the Company charged operations $12,071 and $25,897, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant. At September 30, 2012, the Company owed the University $2,290 in direct costs.

Note 4 – Debentures and Notes Payable

Debentures payable consist of the following:

	September 30, 2012	December 31, 2011
Senior Convertible Debentures:
6.25% Debenture due 2014	$-	$31,788
4.75% Debenture due 2014	75,185	81,656
5.0% Notes due 2013 (net of $9,167 OID)	140,833	-
15% Bridge notes due December 2012 (net of $48,667 OID)	389,334	-
Total Debentures	605,353	113,444
Less - Current Maturities	(530,168)	-
Long-term Debentures	$75,185	$113,444

6.25% Convertible Debenture due December 31, 2014 (stated in pre-split equivalent prices and shares)

On November 21, 2007, the Company issued and sold a convertible note in the principal amount of $1,250,000 to Golden State (the "Debenture"). Pursuant to the terms of the Debenture, Golden State may, at its election, convert all or a part of the Debenture into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $2.00 or (ii) 90% of the average of the five lowest volume weighted average prices during the twenty trading days prior to Golden State's election to convert, subject to adjustment as provided in the Debenture. In addition, pursuant to the terms of the Debenture, the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion or redemption of the Debenture. The Company filed a registration statement covering the estimated number of shares to be issued upon conversion of the Debenture. Included in the registration statement were 4.25 million pre-split shares issuable on the Debenture based on 2007 market prices and assuming full conversion of the convertible debenture. The registration statement became effective on January 4, 2008.

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of September 30, 2012, Golden State funded an aggregate of $871,213 on the Debenture. At various dates during 2011, $157,331 of the Debenture was converted into 16,156,404 shares of common stock at prices ranging from $0.0059 to $0.0174 based on the formula in the convertible debenture. Additionally $12,669 was added to the principle balance of the debenture in payment of accrued interest during 2011. On August 16, 2012, accrued interest due to date of $2,047 was added to the debenture and the full balance of the Debenture totaling $33,845 was converted into 307,844 shares of common stock at a price of $0.11 based on the formula in the convertible debenture.

4.75% Convertible Debenture due November 3, 2014

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868, shares of common stock, exercised warrants to purchase 67,600 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden State advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011. During 2012, Golden State converted $6,471 of the $100,000 debenture into 5,809,601 post-split shares of common stock, exercised warrants to purchase 1,850 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $688,831 against future exercises of warrants of which $705,372 was applied to the exercise of warrants leaving $1.00 of unapplied advances at September 30, 2012.

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

5% Convertible Promissory Note

On June 6, 2012, the Company issued and sold a convertible promissory note (the "Note") in the principal amount of $275,000 to JMJ Financial (“JMJ”). The Note includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. JMJ advanced $50,000 upon execution of the Note and collected $4,000 OID. Pursuant to the terms of the Note, JMJ may, at its election, convert all or a part of the Note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition, pursuant to the terms of the Note, the Company agreed to include on the next registration statement filed by the Company with the SEC all shares issuable upon conversion of the Note. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of the Note. If the Company repays the Note on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the Note on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal sum of $275,000. The principal of the Note is due one year from the date of each of the principal amounts advanced.

5% Convertible Promissory Note #2

On August 1, 2012, the Company issued and sold a convertible promissory note #2 (the “Note #2") in the principal amount of $140,000 to JMJ. The Note #2 includes a $15,000 OID that will be prorated based on the advances actually paid to the Company. JMJ advanced $75,000 on the Note #2 and collected $9,000 OID. In addition to the OID, the Note #2 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #2, JMJ may, at its election, convert all or a part of the Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition the Company agreed to include on the next registration statement filed by the Company with the SEC, all shares issuable upon conversion of Note #2. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of Note #2. The principal of the Note #2 is due one year from the date of each of the principal amounts advanced.

The Notes are subject to a Mandatory Registration Agreement (the “Agreement”) whereby no later than August 31, 2012, the Company agreed to file, at its own expense, an amendment to the S-1 Registration Statement the Company filed with the SEC on July 3, 2012, to include in such Registration Statement 4,750,000 shares of common stock issuable under the Notes, (the Note and Note #2) as set forth below. The Company will thereafter use its best efforts to cause such Registration Statement to become effective as soon as possible after such filing but in no event later than one hundred and twenty (120) days from the date of this Agreement. Failure to have the Registration Statement declared effective within 120 days of the date of this Agreement will result in a penalty/liquidated damages of $25,000. Any such penalties/liquidated damages will be added to the balance of either the Note or the Note #2 at the Holder’s discretion (under the Holder’s and the Company’s expectation that those penalties/liquidated damages will tack back to the date of such Note for purposes of Rule 144).

15% Convertible Bridge Notes

On August 24, 2012, August 28, 2012 and September 11, 2012, 3DIcon Corporation (the “Company”) issued and sold to accredited investors Convertible Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $438,000. The note sold on September 10, 2012 was purchased by Victor Keen, a director of the Company. The Notes included a $73,000 original issue discount. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees and placement agent fees totaling $77,700.

The Bridge Notes mature 90 days from their date of issuance and, other than the original issue discount, the Bridge Notes do not carry interest. However, in the event the Bridge Notes are not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Notes, the holders of the Bridge Notes may elect to convert all or any portion of the outstanding principal amount of the Bridge Notes into (i) the securities to be sold pursuant to the Registration Statement on Form S-1 and the prospectus therein, filed on July 3, 2012, or amendment thereto at the offering price of such offering; (ii) or shares of the Company’s common stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Notes, (b) the maturity date of the Bridge Notes, or (c) the first closing date of the securities sold pursuant to the Registration Statement.

In the event that the Registration Statement is not declared effective 90 days from the date of the issuance of the Bridge Notes (the “Required Effective Date”), the Company agreed to register the common stock of the Company into which the Bridge Notes are convertible. The Company agreed to bear the cost of such registration. Furthermore, if the Registration Statement is not declared effective by the Required Effective Date and the Bridge Notes are not paid in full by the Company, the Company will incur liquidated damages equal to 2% of the outstanding principal for each 30 day period after the Required Effective Date the Registration Statement is not declared effective, which amount will be increase to 3% per 30 days in the event that the Registration Statement is not declared effective within 120 days.

Note 5 – Common Stock and Paid-In Capital

Reverse Stock Split

The Board of Directors, subject to the approval of the shareholders of the Company, authorized an amendment to the Company's Certificate of Incorporation in order to effect a reverse split of the Company's common stock in a ratio in the range between 1 for 15 and 1 for 35, as will be selected by the Company's Board of Directors (the "Reverse Split").  On October 15, 2011, the Company held an annual meeting of stockholders, at which annual meeting the stockholders approved the Reverse Split and approved the filing of an Amended Certificate of Incorporation to effect the Reverse Split at the discretion of the Board of Directors. On April 27, 2012 the Corporation filed an Amended Certificate of Incorporation to effect a 1-for-35 reverse split of the Company’s common stock. The reverse stock split was announced by Financial Industry Regulatory Authority on April 26, 2012 and became effective on April 27, 2012. On April 27, 2012, the effective date, every 35 shares of the Company’s issued and outstanding common stocks were combined into one share of common stock. The Company did not issue any fractional shares in connection with the reverse stock split. Stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to, upon surrender to our transfer agent of certificates representing such shares, cash in lieu thereof.

Warrants issued

As of September 30, 2012, there are warrants outstanding to purchase 476,190 shares of its common stock at a price of $17.50 per share through 2012, warrants to purchase 125,097 shares of common stock at a price of $3.15 per share that expire on May 22, 2014 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 21,480 shares of common stock at a price of $381.50 per share which expire December 31, 2014.

Common stock and options issued for services and liabilities

During the nine-month periods ended September 30, 2012 and 2011, shares of common stock totaling 1,848,691, and 688,918 respectively were issued for consulting services for which the Company recognized $230,350 and $291,352 of expense, respectively.  Additionally, during the period ending September 30, 2012 and 2011, shares totaling 869,510 and 1,158,011, respectively, were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $366,364 and $95,621, respectively.  Shares totaling 1,628,571, which are restricted under SEC Section 144, were issued in the first quarter of 2011 in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.

On March 13, 2012, 3DIcon Corporation entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Employment Agreement, Mr. Willner is entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase 57,143 shares at a price equal to the average price of the five day period prior to March 19, 2012 which was $0.35 (the “Strike Price”). Furthermore, if Mr. Willner remains employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he will receive additional stock options to purchase 57,143 shares at the Strike Price. In addition, if the Company has achieved certain quarterly business objectives, Mr. Willner will receive, at the end of each such quarterly period, a further grant of stock options to purchase 57,143 shares at the Strike Price. The estimated fair value of each of the 57,143 block of options, valued at $18,840, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012 and September 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

On March 16, 2012, 3DIcon Corporation entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with George Melnik, pursuant to which Mr. Melnik began serving as the Company’s Senior Technical Advisor, effective immediately. Under the terms of the Employment Agreement, Mr. Melnik is entitled to an annual base salary of $144,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Melnik five-year stock options to purchase 28,571 shares at a price equal to the average price of the five day period prior to March 16, 2012 which was $0.35 (the “Strike Price”). Furthermore, if Mr. Melnik remains employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he will receive additional stock options to purchase one 28,571 shares at the Strike Price. In addition, if the Company has achieved certain quarterly business objectives, Mr. Melnik will receive, at the end of each such quarterly period, a further grant of stock options to purchase 28,571 shares at the Strike Price. The estimated fair value of each of the 28,571 block of options, valued at $9,420, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, and September 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

Additionally on July 2, 2012 the Board of Directors granted Victor Keen, a board member, options to purchase 114,971 restricted shares of common stock at $0.232 per shares as compensation for his services in regard to the DTI acquisition (see Note 9). The options are fully vested and expire at the end of ten years. The estimated fair value of the options is $25,000 and was determined using the Black-Scholes option pricing model and was charged to operations in July 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 170% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.64% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience

The following summary reflects warrant and option activity for the nine-month period ended September 30, 2012:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2011	711,597	22,330	1,768,394
Granted	-	-	1,306,167
Exercised	-	(1,850)	-
Cancelled	(14,286)	-	(114,286)

Outstanding September 30, 2012	697,311	21,480	2,960,275

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

Note 6 – Incentive Stock Plan

In January 2011, the Company established the 3DIcon Corporation 2011 Equity Incentive Stock Plan (the "2011 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed one hundred million (100,000,000) shares.  The shares are included in a registration statement filed January 14, 2011. The post-split equivalent shares remaining at December 31, 2011 were 984,799. Post-split shares totaling 940,126 were issued from the 2011 EIP during the period ended September 30, 2012 for services rendered and to satisfy accounts payable to the Company. There are currently 44,673 shares available for issuance under the 2011 EIP.

In April 2012, the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling 1,172,514 were issued from the 2012 EIP for services rendered and to satisfy accounts payable to the Company. There are currently 3,227,486 shares available for issuance under the 2012 EIP.

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

2012	$5,000
2013	23,000
2014	23,000
2015	13,000

Total	$64,000

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended September 30, 2012 and 2011, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $17,068 and $50,585, respectively.

Note 9 – Dimension Technologies Inc. - Non-Binding Letter of Intent

As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2012, on July 13, 2012, 3DIcon Corporation executed a non-binding letter of intent (the Letter of Intent”) outlining the principal terms and conditions to acquire Dimension Technologies Inc., a privately held New York corporation (“DTI”). DTI is a developer of glasses-free flat screen 3D display technologies and products that are 2D/3D switchable. Founded in 1986, DTI’s intellectual property portfolio includes 10 patents that have been granted in multiple countries. The Letter of Intent is not binding on either party and there is no assurance that the parties will reach a definitive agreement, and if they do, there is no assurance that the conditions there under will be met to consummate the acquisition. Furthermore, if the acquisition is consummated, there is no assurance that the anticipated effects of the transaction will be realized.

Note 10 – Subsequent Events

Debentures payable

Subsequent to September 30, 2012, Golden State converted $920 of the 4.75% convertible debenture into 1,700,259 shares of common stock at $0.0005 per share, exercised 263warrants at $381.50 per share and advanced $100,280 for exercise of the warrants under the terms of the securities purchase agreements.

Common stock issued for services and liabilities

Subsequent to September 30, 2012 shares of common stock totaling 399,949 were issued for consulting services for which the Company recognized $15,750 of expense.

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

The Oklahoma Center for the Advancement of Science and Technology (“OCAST”) approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $80,323 from the grant during the nine-month periods ended September 30, 2012 and 2011, respectively and $281,493 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on August 31, 2012. The Company applied for the remaining $13,029 of grant funds.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenue

The Company earned $-0- from the OCAST grant during the three months ended September 30, 2012 compared to $25,434 for the three months ended September 30, 2011.

In January 2008 we launched our first software product Pixel Precision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.

We did not have income from the sales of Pixel Precision™ for the three-months ended September 30, 2012 and September 30, 2011, respectively.

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

Research and Development Expenses

The research and development expenses were $127,759 for the three months ended September 30, 2012, as compared to $212,291 for the three months ended September 30, 2011.  The decrease was a result of the termination of the Advanced Optical Technology contract in December 2011.

General and Administrative Expenses

Our general and administrative expenses were $502,468 for the three months ended September 30, 2012, as compared to $331,856 for the three months ended September 30, 2011.  The increase is primarily due to $159,000 in options issued to our Board of Directors and being fully vested in July 2012.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $35,887 as compared to $2,314 for the three months ended September 30, 2011.  The net increase was a result of the issuance of bridge notes and the related amortization of the Original Issue Discount (”OID”) on the convertible bridge notes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenue

The Company received $63,669 from the OCAST grant during the nine months ended September 30, 2012 as compared to $80,323 for the nine months ended September 30, 2011.  The decrease was due to a reduction of expenditures under the matching grant.

There were sales of $-0- of PixelPrecision™ during the nine months ended September 30, 2012 as compared to $3,000 for the nine months ended September 30, 2011.

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

Research and Development Expenses

Research and development expenses were $414,149 for the nine months ended September 30, 2012, as compared to $534,737 for the nine months ended September 30, 2011.   The net decrease was a result of the cost of vesting of options to the Director of Technology in 2011 amounting to $39,150 and a decrease in expenses incurred for lab supplies and equipment of $38,988, a decrease in payroll taxes from converting certain salaries to contract labor and consultants engaged amounting to $158,404 in 2012.

General and Administrative Expenses

Our general and administrative expenses were $1,120,660 for the nine months ended September 30, 2012 as compared to $979,638 for the nine months ended September 30, 2011.  The net increase was the result of the increase of $46,875 of options issued to the Board of Directors in 2012 and , approximately $100,000 increase in costs related to the hiring of and options issued to the new CEO, and consultants under the terms of their employments agreements.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $40,597 as compared to $35,315 for the nine months ended September 30, 2011. The change in interest expense resulted from decreases in the amounts outstanding on our convertible debentures during the periods and the OID on promissory notes issued in 2012.

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

We had net cash of $35,537 at September 30, 2012.

We had negative working capital of $664,937 at September 30, 2012.

During the nine months ended September 30, 2012, we used $1,046,260 of cash for operating activities, an increase of $162,744 or 18% compared to the nine months ended September 30, 2011. The increase in the use of cash for operating activities was a result of the reduction in accounts payable.

There was no cash used in investing activities during the nine months ended September 30, 2012 and $998 for the nine months ended September 30, 2011.

Cash provided by financing activities during the nine months ended September 30, 2012 was $1,064,131, an increase of $294,131 or 38% compared to the nine months ended September 30, 2011.  The increase was the result of the issuance of bridge notes of $375,300 and a decrease of $101,169 of warrant exercise advances from Golden State under the terms of our 4.75% convertible debenture.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $10.90 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868, shares of common stock, exercised warrants to purchase 67,600 shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011. During 2012, Golden State converted $6,471 of the $100,000 debenture into 5,809,601 post-split shares of common stock, exercised warrants to purchase 1,850 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $688,831 against future exercises of warrants of which $705,372 was applied to the exercise of warrants leaving $1.00 of unapplied advances at September 30, 2012.

OCAST approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for our no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,669 and $80,323 from the grant during the nine-month periods ended September 30, 2012 and 2011, respectively and $281,493 from inception to date.  The Company received approval for our no cost extension request for the second year of the contract and, with the new modification, the second year ends on August 31, 2012. The Company applied for the remaining grant funds of $13,029 during this period.

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

On June 6, 2012, the Company issued and sold a convertible promissory note (the "Note #1") in the principal amount of $275,000 to JMJ Financial (“JMJ”). The Note included a $25,000 OID that will be prorated based on the advances actually paid to the Company. JMJ advanced $50,000 upon execution of the Note and collected $4,000 OID. Pursuant to the terms of the JMJ Note #1, JMJ may, at its election, convert all or a part of the Note #1 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert.

On August 1, 2012, the Company issued and sold a convertible promissory note #2 (the “Note #2") in the principal amount of $140,000 to JMJ. JMJ advanced $75,000 to the Company and collected a $9,000 OID. In addition to the OID, the Note #2 provides for a one-time interest charge of 5% shall be applied to the principal sum advanced. Pursuant to the terms of Note #2, JMJ may, at its election, convert all or a part of the Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The principal of the Note #2 is due one year from the date of each of the principal amounts advanced.

On August 24, 2012, August 28, 2012 and September 10, 2012, the Company issued and sold to accredited investors Convertible Bridge Notes (the “Notes”) in the aggregate principal amount of $438,000. The note sold on September 10, 2012 was purchased by Victor Keen, a director of the Company. The Notes included a $73,000 OID. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees of $25,000 and placement agent fees of $27,675. The Bridge Notes mature in 90 days from their date of issuance and, other than the OID, the Bridge Notes do not carry interest. However, in the event the Bridge Notes are not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Notes, the holders of the Bridge Notes may elect to convert all or any portion of the outstanding principal amount of the Bridge Notes into units sold pursuant to this Prospectus at the offering price or shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Notes, (b) the maturity date of the Bridge Notes, or (c) the first closing date of the securities sold pursuant to this Prospectus. In the event that the holders of the Bridge Notes elect to convert into units sold pursuant to this Prospectus, the Placement Agent agreed not to charge a placement agent fee for such purchases of units.

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

Subsequent Events

Debentures payable

Subsequent to September 30, 2012, Golden State converted $920 of the 4.75% convertible debenture into 1,700,259 shares of common stock at $0.0005 per share and exercised 263 warrants at $381.50 per share for $381.50 per share and advanced $100,280 for future exercise of warrants under the terms of the securities purchase agreements.

Common stock issued for services and liabilities

Subsequent to September 30, 2012, shares of common stock totaling 399,949 were issued for consulting services for which the Company recognized $15,750 of expense.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended September 30, 2012, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2012, shares of common stock totaling 6,790 were issued for consulting services for which the Company charged operations $2,500.

During the nine-month period ended September 30, 2012 Golden State converted $6,471 of a 4.75% convertible debenture into 5,809,601 shares of common stock and exercised warrants to purchase 1,850 shares of common stock at $381.50 per share.

On August 24, 2012, August 28, 2012 and September 10, 2012, the Company issued and sold to accredited investors Convertible Bridge Notes in the aggregate principal amount of $438,000. The note sold on September 10, 2012 was purchased by Victor Keen, a director of the Company. The Notes included a $73,000 original issue discount. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees of $25,000 and placement agent fees of $27,675. The Bridge Notes mature in 90 days from their date of issuance and, other than the original issue discount, the Bridge Notes do not carry interest. However, in the event the Bridge Notes are not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Notes, the holders of the Bridge Notes may elect to convert all or any portion of the outstanding principal amount of the Bridge Notes into units sold pursuant to this Prospectus at the offering price or shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Notes, (b) the maturity date of the Bridge Notes, or (c) the first closing date of the securities sold pursuant to this Prospectus. In the event that the holders of the Bridge Notes elect to convert into units sold pursuant to this Prospectus, the Placement Agent agreed not to charge a placement agent fee for such purchases of units. Furthermore, in the event that the Registration Statement on Form S-1 filed by the Company on July 3, 2012, or amendments thereto, is not declared effective 90 days from the date of the issuance of the Bridge Notes, the Company agreed to register the Common Stock into which the Bridge Notes are convertible.

In connection with the securities issuances reported in this Item, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  No advertising or general solicitation was employed in offering any securities.

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

3DICON CORPORATION

/s/ Mark Willner
November 13, 2012	Mark Willner
Chief Executive Officer
(Principal Executive Officer)

