Form 10-K
period 2012-12-31
3DICON CORP
filed 2013-03-28
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2012 was $6,978,516.

As of March 25, 2013, the issuer had 54,680,393 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Organizational History

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

In April 2004, we engaged the University of Oklahoma to conduct a pilot study to determine the opportunity and feasibility for the creation of volumetric three dimensional display systems.

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

In the fourth quarter of 2007 we announced the release of our first product, "Pixel Precision". On February 12, 2009, version 2.0 of Pixel Precision was released to expand its capabilities and provide new compatibility with Texas Instrument's newly released DLP® Discovery 4000 kits.  This is a companion software application to the DMD Discovery line of products manufactured by Texas Instruments®.

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. The Company has applied for the remaining $13,029 of grant funds that were earned through the end of the grant period, August 31, 2012.

Overview of Business

3DIcon is a small public company that is further developing a patented volumetric (full 360° view as illustrated in Figure 1 below) 3D display technology that was developed by and with the University of Oklahoma (the “University” or “OU”) under a Sponsored Research Agreement. The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. Under the Sponsored Research Agreement, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

Figure 1 - Lab Proto 1 Image

On May 26, 2009, the United States Patent and Trademark Office ("USPTO") approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe what we are calling our CSpace® technology (“CSpace”).

Volumetric 3D Strategy

The Company plans to commercialize the CSpace volumetric 3D technology through customer funded research and development contracts and technology licensing agreements with companies like Boeing, Lockheed Martin, Siemens, and General Electric for high value applications like air traffic control, design visualization, and medical imaging. Although we do not have any definitive agreement in place that provides for such funding or licensing arrangements, we believe these companies or similar companies would be interested in entering into customer-funded arrangements based on past and existing discussions our management has had with the aforementioned companies. For example, Boeing provided letters of support for certain government grants that we have applied for, indicating their interest in working with us on the specific project if the grant were to be awarded. Representatives of Boeing have visited our facilities in Tulsa and viewed our original lab prototype and have indicated an interest in having our next level of prototype presented to their management group in St. Louis. We have no formal agreements or commitments from Boeing beyond these initial discussions. Lockheed Martin has inquired about our technology through the University of Oklahoma, however, we have no ongoing discussions taking place with the company. Furthermore, we have had general discussions with a number of similar companies, such as Honeywell, General Electric, ShuffleMaster, regarding our CSpace technology. The above commercialization plan depends on our ability to convince potential customers that products based on our technology will meet their requirements and that the technical risk in developing products based on our technology will be acceptable to these potential customers. We are targeting high value applications that typically require products to be customized to the customer’s application. Since we understand the capabilities and limitations of CSpace better than potential customers, it is not unusual for this type of customer to ask the technology developer (in this case 3DIcon) to do most or part of the product development for or with the customer in exchange for funding by the customer. In 2013, we plan to solicit companies to enter into customer-funded development contracts to develop our technology for or with those companies. Our goal is to generate sufficient funding from such arrangements that would meet or exceed the incremental costs of developing product prototypes for or with customers. If we are successful in completing the initial product prototypes, we anticipate generating licensing revenues from our CSpace technology beginning in the fourth quarter of 2014. The Company believes that it has an experienced display industry and public company management team with a proven track record of successfully commercializing multiple display technologies to move our CSpace technology strategy forward.

Figure 2 - CSpace Architecture

In March of 2012, the Company implemented a new evolutionary, step-by-step commercialization strategy for the CSpace volumetric display technology. Under this strategy we are developing multiple staged prototypes (laboratory and trade show) with successively higher performance (brightness, resolution, and image size). Since then, we have made better than expected progress on the second laboratory prototype, which we call Lab Proto 2. Working off the CSpace architecture illustrated in Figure 2 above, Dr. Refai and Dr. Melnik have already increased brightness by 50 times (50x) that of Lab Proto 1 so that the images displayed by Lab Proto 2 can be easily seen in typical office lighting. Our technical team has also increased resolution by approximately five times (5x) that of Lab Proto 1.

Figure 3 - CSpace Timeline

Lab Proto 2 is a working prototype with significant improvements over Lab Proto 1 and was completed in October 2012. Our technical team has increased the image size of Lab Proto 2 by a factor of eight (8x) and the brightness of the image by a factor of four (4x). Taken together with the 50 times higher brightness already achieved, Lab Proto 2 is 200 times (200x) brighter than Lab Proto 1.  Because of the larger image size and the much higher brightness, we achieved much higher resolution as well.

With Lab Proto 2 completed, the Company plans to develop a third generation laboratory prototype, Lab Proto 3.  The goals for Lab Proto 3 are to develop a lower cost and more scalable image chamber material (plastic or glass plus phosphor), to enhance imagine brightness by ten (10x) by utilizing a new scanning system, and to use that new material to construct an even larger image chamber than we are building for Lab Proto 2.   As illustrated in the CSpace Timeline (Figure 3 above), the Company plans to complete Lab Proto 3 by October of 2013 and believes that Lab Proto 3 should be the last laboratory prototype we will need to build.

We believe that Lab Proto 3 will enable the Company to credibly engage with potential customers and secure customer funded development contracts to develop even larger and higher resolution product prototypes. If we are successful in securing customer funded development contracts, we anticipate the development of various product prototypes, the first of which we have been calling the Trade Show Prototype. It is likely that in exchange for funding of the Trade Show Prototype, our initial customer will require an exclusive license to the technology in a particular field of use (e.g. civilian air traffic control). The Company believes that any such exclusive license will be based on a set period of time during product and/or market development and based on performance thereafter. Failure by the customer to meet agreed upon performance criteria would most likely result in the license becoming non-exclusive. Any such exclusive license agreement would preclude the Company from working with other customers in that field of use during the period of the exclusive license. The Company does not believe that this strategy for funding the Tradeshow Prototype will significantly impact the revenue potential of the technology given the number of potential applications (fields of use). If successfully developed, the Trade Show Prototype, which is illustrated as an artist concept in Figure 4 below, will be fully packaged and portable so that it can be used for trade shows and on-site customer demonstrations. We believe that the Trade Show Prototype will enable the Company to market and secure licensing agreements with large government contractors and large medical or industrial products companies.

Figure 4 - Artist Concept Of CSpace Trade Show Prototype

Commercialization Strategy & Target Applications

The Company plans to commercialize the CSpace volumetric 3D technology through customer funded research and development contracts and technology licensing agreements with companies like Boeing, Lockheed Martin, Siemens, and General Electric for high value applications like air traffic control, design visualization, and medical imaging. The Company plans to develop products for (contract engineering) and with (joint development) customers. At this time the Company does not have any commercialized products and does not plan to develop its own products based on the CSpace technology due to the high value / low volume nature of the best-fit initial applications for this technology. These applications include but are not limited to the following:

•	Air traffic control (civilian and military)
•	Visualization of 3D data from CAT, PET, MRI and other medical imaging systems for surgical and other treatment planning
•	Weather visualization of 3D Doppler (and other) radar for assessment & forecasting (civilian and military)
•	Geological visualization of seismic data for oil & gas exploration & exploitation
•	Underwater visualization of sonar data for navigation, fishing, and exploration
•	Automotive and aerospace design visualization
•	Visualization of scientific modeling and simulation results
•	Cargo, baggage & personnel scan visualization for homeland security
•	Battle space visualization (air, sea & land) for warfare strategy & tactics assessment / planning
•	Remotely controlled vehicle (drone) navigation & attack planning for space, air, sea, and ground vehicles
•	Military and industrial simulation and training
•	Air traffic control (civilian and military)
•	Visualization of 3D data from CAT, PET, MRI and other medical imaging systems for surgical and other treatment planning
•	Weather visualization of 3D Doppler (and other) radar for assessment & forecasting (civilian and military)

In order to simplify internal development efforts on CSpace, software to control the initial laboratory prototype was created and later productized as "Pixel Precision" in 2007. The product has been made commercially available through a sales and distribution arrangement with Digital Light Innovations (“DLI”) that was signed March 6, 2008. The Company recently entered into a new licensing and distribution agreement with DLI for the Pixel Precision software. This product is a result of our research efforts involving the use of the Texas Instruments Digital Micro-Mirror Device (“DMD”). The product is targeted at the application development market involving the use of DMDs, specifically the DMD-Discovery line from Texas Instruments

Competition

Based on our market research and competitive analysis to date, we have concluded that the CSpace volumetric technology is unique and advantaged versus other 3D technologies in that it can deliver both 1) a true 360 degree viewing experience for multiple simultaneous users, and 2) high image quality, high reliability and large image size. Rear projection 3D displays such as those from Zecotek, Setred, and EuroLCDs (formerly LC Tech LightSpace) do not provide a 360 degree viewing experience and are typically limited to one or two users. While rotating displays (also called swept volume) such as Perspecta from Optics For Hire (formerly Actuality, now licensed), Xigen (research only), Ray Modeler from Sony (research only), Felix 3D (research only), and the USC light field display (research only) do provide a true 360 degree viewing experience, they cannot deliver a large image, high image quality and reliability because the entire display is rotating at high speed. Early proof of concept work done on infrared active phosphor displays by 3D Display Laboratories proved to not be scalable due to limited phosphor persistence and vector scanning limitations. While holographic and light field displays show promise, they do not deliver a true 360 degree viewing experience and cost effective multiple user systems do not appear feasible due to current and expected pixel density, data bandwidth and compute power limitations.

Flat Screen 3D Strategy

Since March of 2012, the Company has been evaluating a number of second-generation, glasses-free flat screen 3D display technologies and the companies that are developing these technologies with the possibility of an acquisition of such a company in mind.  Our goal was to identify a new technology that could deliver significantly better performance (3D impact and image quality) than current large area multiple-viewer glasses-free 3D flat screen displays without compromising resolution and brightness, as do current displays.  The ideal company would also have a great technical team, a broad patent portfolio, and a credible technology roadmap to ensure that these competitive advantages are sustainable into the future.

As a result of the above evaluation process, the Company previously entered into a non-binding Letter of Intent to acquire Dimension Technologies, Inc. (DTI) www.dti3d.com located in Rochester, NY. However, that Letter of Intent has since expired. Notwithstanding the expiration of the Letter of Intent, the Company’s interest in a potential acquisition of a small 3D flat screen display company remains. There can be no assurance that the Company will successfully raise adequate funds for such a transaction in the future.

Currently, we do not have any agreements in place that would allow entry into the flat screen segment of the glasses-free 3D display industry or digital signage industry and no assurances can be made that such an agreement will ever be consummated.  However, even if any acquisitions or partnerships are consummated, no assurances can be made that the Company could successfully bring to market such technologies. Nor can any assurance be made that the Company would be able to raise the necessary funds to execute such transactions.

History of 3D Technology Research & Development at the University of Oklahoma

Beginning in 2007 the University of Oklahoma, under a Sponsored Research Agreement with 3DIcon, undertook the development of the following three high potential 3D display technologies. The results of each project are summarized below.

•	I - Swept Volume Displays - We have successfully achieved the initial demonstration and proof of technology for this approach.

•	II - Static Volumetric Displays - This technology was ranked the best for further development.

•	III - Stacked Volume Displays - We also have investigated the technologies for developing innovative Stacked Volumetric Displays.

The Swept Volume Display is designed to be a 3D display system showing a volumetric image generated from an electronic medium. A proof-of-concept demonstration was achieved by the researchers around September 2007. The Swept Volume Display R&D entered into the subsequent second stage of improvement and development in 2008. Additional work on this particular approach has been deferred indefinitely because of the success and initial superiority of the CSpace technology.

Our implementation of a Static Volume Display (CSpace®) employs one or more Digital Micro-Mirror Devices (DMDs) and infra-red lasers to produce 3D images in advanced transparent nanotechnology materials, thereby enabling the creation, transmission and display of high resolution 3D images within a volume space, surrounded by glass or transparent screen. The initial investigation for the Static Volume system commenced in 2007. In September 2008, we built a laboratory prototype Static Volume Display using the CSpace technology and demonstrated the creation of true 3D images within a specified image space. New developments for eliminating the distortion occurred by the divergence of the constructed 3D image were presented at the SPIE Europe Security & Defense conference in Berlin, Germany in August 2009. Improvements for the optical systems utilized by CSpace with the latest achieved resolution were published in October 2009 in IEEE/OSA Journal of Display Technology titled "Static Volumetric Three-Dimensional Display" and can be found for a moderate fee at http://www.opticsinfobase.org/jdt/abstract-cfm?URI=jdt-5-10-391. On February 15, 2010, at the SPIE Medical Imaging conference, we presented the latest software developments that allow reading Digital Imaging and Communication In Medicine ("DICOM") formats whether scanned by ultrasound devices, magnetic resonance imaging ("MRI"), or computed tomography ("CT") scanners. With this new software architecture, Static Volume 3D displays based on the CSpace technology would have the capability of displaying medical images.

On April 14, 2010, at the OSA Digital Holography and Three-Dimensional Imaging conference in Miami, FL, we presented an increase in brightness of the constructed 3D images.  On September 23, 2010, at the SPIE Europe Security & Defense conference in Toulouse, France, we presented new implementations to reduce flicker of the 3D Images constructed by CSpace display.  In November 2010, we published a new method of rendering 3D Images using a rotational-slicing technique at the Journal of the Society for Information Display and can be found for a moderate fee at http://onlinelibrary.wiley.com/doi/10.1889/JSID18.11.873/abstract. In December 2010, we published the utilization of new materials for CSpace image space at the Journal of the Society for Information Display and can be found for a moderate fee at http://onlinelibrary.wiley.com/doi/10.1889/JSID18.12.1065/abstract. In April 2011, New Developments That Allow CSpace To Perfectly Fit Applications Such As Air Traffic Control was published in the IEEE/OSA Journal of Display Technology and can be found for a moderate fee at http://www.opticsinfobase.org/jdt/abstract.cfm?uri=jdt-7-4-186.

Regarding our continued efforts to improve the performance of the CSpace technology, we completed our second-generation prototype (Lab Proto 2) in October 2012. Our goals for Lab Proto 2 were to first improve image brightness, and then to improve resolution (increase the number of voxels or 3D pixels), and lastly to increase the size of the image. The image generated by Lab Proto 2 is approximately 200times (200x) brighter than our first generation prototype and can now be viewed in normal room lighting. As a result of the increased brightness, resolution has also been improved. The estimated resolution of the second-generation prototype is approximately five times (5x) greater than the first generation prototype. The image size of Lab Proto 2 is approximately 8 times (8x) larger than our first generation prototype. We have already begun the development of a third-generation prototype (Lab Proto 3), which we believe will enable the Company to credibly engage with potential customers and secure customer funded development contracts to develop even larger and higher resolution product prototypes, eventually leading to a trade show prototype that will be portable and package for display at trade shows or on-site customer demonstrations.

University of Oklahoma - Sponsored Research Agreement History

On April 20, 2004, we entered into a Sponsored Research Agreement entitled "Investigation of Emerging Digital Holography Technologies" with the University, which expired October 19, 2004. We paid the University $14,116 pursuant to this agreement. The purpose of this agreement was to conduct a pilot study to investigate digital holography as a candidate technology for the development of three-dimensional ("3D") imaging and visualization systems. The purpose of the pilot study was to investigate the current state-of-the-art research and development activities taking place in the field of digital holography, particularly emerging technologies. The scope of work for the study encompassed the following tasks:

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

On February 23, 2007, we entered into a Sponsored Research Agreement with the University of Oklahoma, which expired on March 31, 2010. Under this agreement, the University conducted a research project entitled "3-Dimensional Display Development". We agreed to pay the University $3,468,595 in monthly installments ranging from $92,263 to $112,777 beginning on April 30, 2007 and ending on March 31, 2010.

On October 31, 2008, OU agreed to revise the payment terms under the SRA from a fixed monthly payment to a reimbursable cost payment basis effective September 1, 2008. As of September 30, 2008 we had a remaining obligation under the previous SRA payment schedule of $2,665,818, which included monthly payments due for December 2007 through August 31, 2008 totaling $861,131. The $1,804,687 balance of the remaining scheduled payment obligation was cancelled by OU. Under the terms of the revised base payments schedule, the arrearages would be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132 leaving a remaining balance after the base payments of $290,000. In addition to the monthly base payments, we agreed to make additional payments on the $861,131 arrearages based on a formula of 50% of funding in excess of $120,000 plus the base monthly payment. In the event funding did not provide for any additional payments, the remaining balance would be $290,000, which OU agreed to accept 4,264,707 pre-split shares of our common stock based on the October 14, 2008 market price as reported on the OTC Bulletin Board of $0.068 per share as payment on June 30, 2009. We had the option to repurchase the shares at $0.068 per share by September 30, 2009 or at market value, but not less than $0.068 per share, if the repurchase occurred after September 30, 2009.

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

On December 1, 2010, the Company entered into an agreement (the "Agreement") with OU pursuant to which OU agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 59,000,000 pre-split shares of the Company's common stock (the "Shares"). As a result of the debt conversion, OU became the holder of approximately 8% of the outstanding common stock of the Company. Pursuant to the Agreement, the Shares are subject to a put option allowing OU to require the Company to purchase certain of the Shares upon the occurrence of certain events. In addition, the Shares are subject to a call option allowing the Company to require OU to sell to the Company the Shares then held by OU in accordance with the terms of the Agreement.

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

During the years ended December 31, 2012 and 2011, the Company charged operations $13,071and $37,363, respectively, pursuant to the SRA.

Intellectual Property History, Status & Rights

On May 26, 2009, the United States Patent and Trademark Office approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe what we are calling our CSpace technology.

On April 6, 2009, we filed a provisional patent on an emissive two-dimensional screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/Inflexible Front/Back Projection screen or display" and owned solely by 3DIcon Corporation.   Through the current agreement with the University of Oklahoma, OU filed a continuation patent application on November 19, 2010, called “3D Light Surface Display”.  This application provides additional protections of our CSpace technology.

Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents.

Description of Provisional Patent Application as Filed	Description of Utility Patent Application Filing (Combined)	Date of Filing	Granted U.S. Patent	European Pending Patent- Date of Filing	Japanese Pending Patent-Date of Filing
3D Volumetric Display	3D Volumetric Display	Filed by OU in November 2011	August 2012

Swept Volume Display	Swept Volume Display	Filed by OU in September 2006

Colorful Translation Light Surface 3D Display Colorful Translation 3D Volumetric Display 3D Light Surface Display	Light Surface Display for Rendering Three-Dimensional Image (Combined)	Filed by OU in April 2007	December 2010	April 2007	April 2007

Volumetric Liquid Crystal Display	Volumetric Liquid Crystal Display for Rendering Three-Dimensional Image (Combined)	Filed by OU in April 2007	May 2009

Computer System Interaction with DMD	Computer System Interaction with DMD	Filed by OU in January 2008

Virtual Moving Screen for Rendering Three Dimensional Image	Virtual moving screen for rendering a three-dimensional image	Filed by OU in January 2008

Optically Controlled Light Emitting and System for Optically Written 2D and 3D Displays	Utility Patent Application to be filed	Filed by 3DIcon in April 2008

Employees

We had five employees as of March 25, 2013, Mr. Mark Willner, Chief Executive Officer, Mr. Ron Robinson, Chief Financial Officer, Dr. Hakki Refai, Chief Technology Officer, Dr. George Melnik, Senior Technical Advisor, and Ms. Judith Keating, Company Secretary and Director of Investor Relations. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $18,522,822 for the period from inception (January 1, 2001) to December 31, 2012. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

We may not be able to achieve the target specifications for the second and third generation CSpace laboratory prototypes.

The process of developing new highly technical products and solutions is inherently complex and uncertain. It requires accurate anticipation of customer's changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to achieve and meet our target specifications in the development of the second and third generation CSpace laboratory prototypes, we could lose market position and customers to our competitors and that could have a material adverse effect on our results of operations and financial condition.

We may not be able to secure the customer funding necessary to develop the CSpace Trade Show Prototype.

An important part of our business strategy moving forward is the development of our Lab Proto 3.  While we believe this prototype will enable us to secure customer funded development contracts whereby our customer would provide part or all of the funding necessary to develop products for or with the customer and to secure technology licensing agreements, there can be no assurances that this will occur.  If we are unable to secure customer funded development contracts we will likely not be able to develop our CSpace Trade Show Prototype.  Without the CSpace Trade Show Prototype we will not be able to successfully implement our business strategy for our volumetric 3D Display products, which could cause harm to our competitive position and financial condition.

We may not be able to successfully license the CSpace technology to customers.

A significant portion of our expected future revenues will be generated through licensing our CSpace technology to third parties such as Boeing, Lockheed Martin, Siemens, and General Electric.  However, there is no guarantee we will be able to successfully license our CSpace technology to such companies or to other third parties.  If we fail to successfully license our CSpace technology it could negatively impact our revenue stream and financial condition.

We may not be able to compete successfully.

Although the volumetric 3D display technology that we are attempting to develop is new, and although at present we are aware of only a limited number of companies that have publicly disclosed their attempts to develop similar technology, we anticipate a number of companies are or will attempt to develop technologies/products that compete or will compete with our technologies. Further, even if we are the first to market with a technology of this type, and even if the technology is protected by patents or otherwise, because of the vast market and communications potential of such a product, we anticipate the market will be flooded by a variety of competitors (including traditional display companies), many of which will offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to prospective customers. In addition, many if not all of our competitors and potential competitors will initially be larger and have greater financial resources than we do. Some of the companies with which we may now be in competition, or with which we may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, even given our relationship to the University, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Further, technology in this industry may evolve rapidly once an initially successful product is introduced, making timely product innovations and use of new technologies essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render any product we initially market obsolete and unmarketable. If we or our partners are not able to deliver to market products that respond to industry changes in a timely manner, or if our products do not perform well, our business and financial condition will be adversely affected.

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

In their report dated March 28, 2013, our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we are a development stage organization with insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require between $1.2 and $1.5 million additional funds through December 2013 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Risks Related to Our Intellectual Property

If we fail to establish, maintain and enforce intellectual property rights with respect to our technology and/or licensed technology, our financial condition, results of operations and business could be negatively impacted.

Our ability to establish, maintain and enforce intellectual property rights with respect to our technology and the University’s ability to establish, maintain and enforce intellectual property rights with respect to our exclusively licensed technology, once successfully developed into 3D display technology that we intend to market, will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of patent, trade secret and copyright laws. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of its confidential know-how and trade secrets.

Outside of our pending patent applications, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technologies that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites that we do not control, the value of our trade secrets and technical know-how would be diminished.

While we strive to maintain systems and procedures to protect the confidentiality and security of our trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although we generally enter into agreements with our employees, consultants, advisors, and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information, we cannot provide any assurance that these agreements will be sufficient to prevent unauthorized use or disclosure. In addition, some of the technology deployed at customer sites in the future, which we do not control, may be readily observable by third parties who are not under contractual obligations of non-disclosure, which may limit or compromise our ability to continue to protect such technology as a trade secret.

While we are not currently aware of any infringement or other violation of our intellectual property rights, monitoring and policing unauthorized use and disclosure of intellectual property is difficult. If we learned that a third party was in fact infringing or otherwise violating our intellectual property, we may need to enforce our intellectual property rights through litigation. Litigation relating to our intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

If our technology is licensed to customers at some point in the future, the strength of the intellectual property under which we would grant licenses can be a critical determinant of the value of such potential licenses. If we are unable to secure, protect and enforce our intellectual property now and in the future, it may become more difficult for us to attract such customers.  Any such development could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may face claims that we are violating the intellectual property rights of others.

Although we are not aware of any potential violations of others’ intellectual property rights, we may face claims, including from direct competitors, other companies, scientists or research universities, asserting that our technology or the commercial use of such technology infringes or otherwise violates the intellectual property rights of others. We cannot be certain that our technologies and processes do not violate the intellectual property rights of others. If we are successful in developing technologies that allow us to earn revenues and our market profile grows we could become increasingly subject to such claims.

We may also face infringement claims from the employees, consultants, agents and outside organizations we have engaged to develop our technology. While we have sought to protect ourselves against such claims through contractual means, we cannot provide any assurance that such contractual provisions are adequate, and any of these parties might claim full or partial ownership of the intellectual property in the technology that they were engaged to develop.

If we were found to be infringing or otherwise violating the intellectual property rights of others, we could face significant costs to implement work-around methods, and we cannot provide any assurance that any such work-around would be available or technically equivalent to our potential technology. In such cases, we might need to license a third party’s intellectual property, although any required license might not be available on acceptable terms, or at all. If we are unable to work around such infringement or obtain a license on acceptable terms, we might face substantial monetary judgments against us or an injunction against continuing to use or license such technology, which might cause us to cease operations.

In addition, even if we are not infringing or otherwise violating the intellectual property rights of others, we could nonetheless incur substantial costs in defending ourselves in suits brought against us for alleged infringement. Also, if we are to enter into a license agreement in the future and it provides that we will defend and indemnify our customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of such technologies, we may incur substantial costs defending and indemnifying any customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require our management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than we do, which could potentially lead to us settling claims against which we might otherwise prevail on the merits.

Any claims brought against us or any customer licensees alleging that we have violated the intellectual property of others could have negative consequences for our financial condition, results of operations and business, each of which could be materially adversely affected as a result.

At this time, we do not own any intellectual property in Volumetric Liquid Crystal Display or Light Surface Display for Rendering Three-Dimensional Images, and, apart from the Sponsored Research Agreement with the University and the exclusive worldwide marketing rights thereto, we have no contracts or agreements pending to acquire the intellectual property.

Although we have obtained exclusive worldwide marketing rights to “Volumetric Liquid Crystal Display” and “Light Surface Display for Rendering Three-Dimensional Images”, two technologies vital to our business and growth strategy, we do not own any intellectual property in these technologies.  Although our exclusive worldwide marketing rights to these technologies stand alone and are independent of the Sponsored Research Agreement, outside of our Sponsored Research Agreement with the University, we have no pending agreements to obtain or purchase ownership over such intellectual property.  Should the University lose their rights in such technologies or we are otherwise unable to utilize the rights obtained in such agreements it would be difficult to successfully implement our business strategy going forward and our stock value would likely decrease.

Risks Relating to Our Current Financing Arrangements:

There are a large number of shares underlying our convertible debentures, and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 25, 2013, we had 54,680,393 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 341,451,447 shares of common stock at current market prices. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors ("Golden State") to purchase 20,602 shares of common stock at an exercise price of $381.50. The sale of the shares underlying the convertible debentures and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debenture (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $72,114 and market prices 25%, 50% and 75% below the market price as of March 25, 2013 of $0.031.

% Below Market	Price Per Share	Effective Conversion Price	Number of Shares Issuable(1)	% of Outstanding Stock
25%	$0.0233	$0.0186	425,763,343	835%
50%	$0.0155	$0.0124	639,005,587	1,253%
75%	$0.0078	$0.0062	1,278,732,321	2,507%

(1) Shares issuable exclude 20,602 shares underlying the remaining warrants exercisable at $381.50 per share.

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

So long as the market price of our stock is below $4.00, the issuance of shares in connection with the conversion of the $100,000 convertible debenture results in the issuance of shares at an effective 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The issuance of shares upon conversion of the convertible debentures and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of our convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although Golden State may not convert its convertible debenture and/or exercise their warrants if such conversion or exercise would cause it to own more than 9.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and selling some of their holdings and then converting the rest of their holdings. In this way, assuming the market price remains at a level acceptable to the selling stockholders, the selling stockholders could continue on a "conversion-sell-conversion" trend while never holding more than 9.9% of our common stock. Further, under the convertible debenture there is theoretically no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

If we are unable to issue shares of common stock upon conversion of the convertible debenture as a result of our inability to increase our authorized shares of common stock or as a result of any other reason, we are required to:

·	Pay late payments to Golden State for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed;
·	In the event we are prohibited from issuing common stock, or fail to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of Golden State, we must pay to Golden State a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden State by 130%, together with accrued but unpaid interest thereon; and
·	If ten days after the date we are required to deliver common stock to Golden State pursuant to a conversion, Golden State purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden State of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then we are required to pay in cash to Golden State the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

In the event that we are required to pay penalties to Golden State or redeem the convertible debentures held by Golden State, we may be required to curtail or cease our operations.

Risks Relating to Our Common Stock:

The price of our common stock is volatile and fluctuations in our operating results and announcements and developments concerning our business affect our stock price, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile and the trading price of our stock on the OTCBB is subject to wide fluctuations in response to, among other things, operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

There is currently a “chill” on our Common Stock. Failure to have the “chill” removed on a timely basis could make it difficult to sell shares and may negatively affect the value of our Common Stock and our ability to raise capital.

The Depository Trust Company (“DTC”), a subsidiary of The Depository Trust & Clearing Corporation which provides custody and electronic clearing services in our shares enabling “book-entry” changes to ownership of our shares, suspended post-trade settlement services on the use of the DTC electronic stock transfer system for our common stock (the “DTC Chill”). As a result, our shares of common stock are not eligible for delivery, transfer or withdrawal through the DTC system and will not be eligible until the DTC Chill is removed. The DTC Chill affects the liquidity of our shares and may make it difficult to purchase or sell shares in the open market. Therefore, the ability to resell your shares will likely be more difficult and less convenient for purchasers of your shares. Manual trading of our shares between accounts may continue but involves delays associated with manual stock transactions. It may also have an adverse effect on our ability to raise capital since investors may be unable to resell shares into the market. Our inability to raise capital on terms acceptable to us, if at all, would require us to delay, curtail or scale back some or all of our operations, hinders our ability to implement our business plans and could jeopardize our ability to continue our business. While our management is working with DTC to take the necessary steps to remove the DTC Chill, there can be no assurance at this time that the DTC Chill will be lifted, and if lifted, how long such process will take.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	That a broker or dealer approve a person's account for transactions in penny stocks; and
·	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	Obtain financial information and investment experience objectives of the person; and
·	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	Sets forth the basis on which the broker or dealer made the suitability determination; and
·	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

We could issue additional common stock, which might dilute the book value of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

Our common stock could be further diluted as the result of the issuance of convertible securities, warrants or options.

In the past, we have issued convertible securities (such as convertible debentures and notes), warrants and options in order to raise money or as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of these convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations.  In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.  It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting.  In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB marketplace under the symbol “TDCP”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. Where applicable, the prices set forth below give retroactive effect to our one-for-thirty-five reverse stock split which became effective on April 27, 2012.

2013 Fiscal Year

	High	Low
First Quarter ended March 31, 2013*	$0.07	$0.03
* through March 25, 2013

2012 Fiscal Year

	High	Low
First Quarter ended March 31, 2012	$0.54	$0.28
Second Quarter ended June 30, 2012	$0.55	$0.09
Third Quarter ended September 30, 2012	$0.28	$0.06
Fourth Quarter ended December 31, 2012	$0.125	$0.03

2011 Fiscal Year

	High	Low
First Quarter ended March 31, 2011	$3.64	$0.39
Second Quarter ended June 30, 2011	$2.78	$0.70
Third Quarter ended September 30, 2011	$1.12	$0.46
Fourth Quarter ended December 31, 2011	$0.63	$0.24

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 25, 2013 we had approximately 403 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

Dividend Policy

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

Equity Compensation Plan Information

We have one stock-based compensation plan, the 2012 Equity Incentive Plan that replaced the 2011 Equity Incentive Plan, together referred to herein as the “Stock Plans.” As of March 25, 2013, 3,045,989 options to purchase our common stock were issued and outstanding under the Stock Plans with a weighted-average price of $0.56 and 2,916,882 shares of our common stock were reserved for future issuance under the 2012 Equity Incentive Plan.

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders:

2012 Plan	5,000,000	$0.56	2,916,882
Total	5,000,000	$0.56	2,916,882

Recent Sales of Unregistered Securities

(Shares of our common stock in this Item 5 refer to the number of shares of common stock after giving effect to the Reverse Split.)

In January and February 2011 shares totaling 1,628,571 were issued in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Member of the Board of Directors, Hakki Refai, Chief Technology Officer, and Judith Keating, Secretary.

On March 31, 2011, Newton, O'Connor, Turner & Ketchum agreed to extend the September 30, 2010 due date of their 13% debenture to April 30, 2011 in consideration for 5,714 shares of common stock and an extension of the exercise dates of the warrants. The revised dates at which the warrant may be exercised shall be $1.575 per share for exercises made during the period between the date of grant and the second anniversary of the revised maturity date, and $3.15 per share for exercises made during the forty-eight month period between the second anniversary of the revised maturity date and the sixth anniversary of the revised maturity date. The shares, which are restricted under SEC Section 144, were valued at 50% of the average of the previous five day closing price on March 31, 2011, which was $2.45 per share totaling $14,048.

On April 30, 2011, Newton, O'Connor, Turner & Ketchum agreed to convert their 13% convertible debentures and accrued interest, which totaled in the aggregate $159,842 into 542,062 common stock of the Company’s common stock, at an average price per share of $0.28, under the terms of the convertible debentures.

On June 30, 2011, the Company received an aggregate exercise price of $20,000 and, after withholding the related income taxes, shares of common stock totaling 110,570 were issued upon the exercise of 114,285 options under the terms of the employment agreement with Dr. Hakki Refai.

On September 27, 2011, the Company issued shares of common stock totaling 239,182 upon the cashless exercise of 328,740 options under the terms of the stock option agreement granted to Lawrence Field by the Board of Directors.

In October 2010 and November 2010, the Company conducted a private placement pursuant to which it may issue Convertible Promissory Notes in the aggregate principal amount of up to $700,000, of which $400,877 was issued. The Convertible Promissory Notes bear interest at a rate of 5% per annum and were due two years from date of issue. The Convertible Promissory Notes were convertible, at the option of the holder, into shares of the Company's common stock at a price per share of $0.0975. At various dates during 2011, the $400,877 of Notes and accrued interest of $9,020 were converted into 467,519 shares of common stock at $0.0875 per share.

On August 24, 2012, August 28, 2012 and September 10, 2012, the Company issued and sold to accredited investors Convertible Bridge Notes in the aggregate principal amount of $438,000. The note sold on September 10, 2012 was purchased by Victor Keen, a director of the Company. The Notes included a $73,000 original issue discount. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees of $25,000 and placement agent fees of $27,675. The Bridge Notes mature in 90 days from their date of issuance and, other than the original issue discount, the Bridge Notes do not carry interest. However, in the event the Bridge Notes are not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Notes, the holders of the Bridge Notes may elect to convert all or any portion of the outstanding principal amount of the Bridge Notes into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Notes, (b) the maturity date of the Bridge Notes, or (c) the first closing date of the securities sold pursuant an effective registration statement.

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum, a professional corporation ("NOTK") and legal counsel to the Company, a 10% convertible debenture in a principal amount of $29,007, due June 30, 2013 at a conversion price of $0.02534 per share for any principal outstanding then outstanding pursuant to the note. The Company was indebted to NOTK for legal services performed for the Company. The debenture was issued in settlement of the indebtedness.

On December 21, 2012, the Company entered into an amendment agreement (the “GCASIF Amendment”) with GCA Strategic Investment Fund Limited, a Bermuda corporation ("GCASIF"), the holder of that certain Convertible Bridge Note (the “GCA Bridge Note”) in the principal amount of $300,000 issued by the Company on August 24, 2012.

The GCA Bridge Note matured on or about November 22, 2012, on which date all past due amounts of the GCA Bridge Note began accruing interest at 15% per annum. Furthermore, on November 22, 2012, because the shares of the Company’s common stock into which the GCA Bridge Note is convertible were not registered under an effective registration statement (the “Registration Statement”), GCASIF was entitled to liquidated damages equal to 2% of the outstanding principal for each 30 day period after the November 22, 2012 the Registration Statement is not declared effective (the “Liquidated Damages”).

Pursuant to the GCASIF Amendment, GCASIF agreed to extend the maturity of the GCA Bridge Note from November 22, 2012 to March 21, 2013 and the Company agreed to (i) increase the principal amount of the GCA Bridge Note from $300,000 to $325,000; (ii) amend the conversion price of the Bridge Note to the lesser of $0.04, or 100% of the Volume Weighted Average Price, as reported by Bloomberg, L.P., for the 5 trading days prior to the effective date of the Registration Statement; and (iii) grant additional registration rights to GCASIF from 5,172,414 shares to 8,000,000 shares of the Company’s common stock into which the GCA Bridge Note may be convertible. Furthermore, GCASIF agreed to waive any and all defaults, default interest and the Liquidated Damages due to GCASIF. In connection with the GCASIF Amendment, the Company agreed to pay GCASIF a fee of $20,000.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements which are attached as an exhibit to the Current Report on Form 8-K filed on August 31, 2012.  Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

 For the year ended December 31, 2012, the Company issued a total of 6,790 shares of common stock to the Company’s former interim Chief Financial Officer, Chris Dunstan, for services rendered to the Company.

For the year ended December 31, 2012, shares of common stock totaling 2,248,640 were issued for consulting services for which the Company charged operations $246,100.

For the year ended December 31, 2012, Golden State converted $7,991 of a 4.75% convertible debenture into 9,577,906 shares of common stock and exercised warrants to purchase 2,285 shares of common stock at $381.50 per share.

For the year ended December 31, 2012, Golden State converted $33,835 of a 6.25% convertible debenture into 307,844 shares of common stock which retired the remaining balance on the 6.25% convertible debenture.

Subsequent to December 31, 2012 Golden State converted $1,550 of the 4.75% convertible debenture into 5,409,397 shares of common stock at $0.0002 per share and exercised 443 warrants at $381.50 per share for $168,950 and advanced $275,350 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to December 31, 2012 JMJ converted $52,768 of the convertible promissory note into 2,400,000 shares of common stock at $0.022 under the terms of the securities purchase agreements.

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

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Report.

Overview of Business

We are a development stage company. Our mission is to pursue, develop and market full-color volumetric 3D technology. Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The developments to date have resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. On May 26, 2009, the United States Patent and Trademark Office approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe what we are calling our CSpace technology. At this time, we do not own any intellectual property rights in these technologies, and, apart from the Sponsored Research Agreement with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University and our staff by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military. On April 6, 2009, we filed a provisional patent on an emissive two-dimensional screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/Inflexible Front/Back Projection screen or display" and owned solely by 3DIcon Corporation.   Through the current agreement with the University of Oklahoma, OU filed a continuation patent application on November 19, 2010, called “3D Light Surface Display”.  This application provides additional protections of our CSpace technology.

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

Reverse Stock Split

On April 27, 2012, the Company filed an Amended Certificate of Incorporation to effect a 1-for-35 reverse split of the Company’s common stock. The reverse stock split was announced by Financial Industry Regulatory Authority on April 26, 2012 and became effective on April 27, 2012. As previously reported on the Company’s Current Report on Form 8-K, filed on October 20, 2011, this action followed a stockholder vote at the Company’s annual meeting of the stockholders of the Company, which vote authorized the Company’s Board of Directors to effect a reverse stock split of the Company’s authorized, issued and outstanding common stock.

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

Throughout this report, each instance which refers to a number of shares of our common stock refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.   References to a number of shares of common stock in our historical financial statements for the years ended December 31, 2012 and 2011 are reported on a post-Reverse Split basis.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Revenue Recognition

We recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements

See the Recently Issued Accounting Standards section of Note - 3 to our Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

Revenue

The Company received $63,668 and $86,323 from the OCAST grant during 2012 and 2011, respectively.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.We have earned income of $-0- and $3,000 before commissions and costs from the sales of Pixel Precision for the years ended December 31, 2012 and December 31, 2011, respectively.

We expect sales of Pixel Precision to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems. We expect that the revenue from this product to contribute to the operating expenses (general and administrative, research and development, interest) but do not expect the revenue generated in 2013 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $519,435 for the year ended December 31, 2012 as compared to $942,240 for the year ended December 31, 2011. The decrease was a result of the termination of agreements with outside research and development consultants of approximately $360,000, the related travel and lodgings of the consultants of approximately $13,000, a decrease in lab supplies of approximately $25,000 and a decrease in the direct costs incurred under the SRA to OU of approximately $24,000.

General and Administrative Expenses

Our general and administrative expenses were $1,482,638 for the year ended December 31, 2012 as compared to $1,430,365 for the year ended December 31, 2011. The net increase is due primarily to engaging Mr. Willner as CEO of approximately $248,000, including options and reduced by the conclusion of contracts with Mr. Aroesty and other consultants in 2011 of approximately $128,000, a decrease of approximately $60,000 for the shareholders’ meeting held in 2011, 285,714 post-split equivalent shares valued at $172,100 issued to Concordia Financial Group as additional compensation under the terms of the Independent Consulting Agreement, additional filing fees during 2012 for the S-1 and 8-K filing of approximately $28,000, financing fees paid to Moody’s for placing convertible debentures issued of approximately $43,000, a decrease in legal fee of approximately $6,000 and approximately $100,000 of deferred legal fees amortized related to the S-1 and bridge notes issued in 2012.

Interest Expense

Interest expense for the year ended December 31, 2012 was $163,297 as compared to $37,187 for the year ended December 31, 2011. The increase in interest expense resulted from the original issue discount of $79,000 related to the issuance and $70,000 in extension fees for convertible debentures and bridge notes and a decrease of approximately $23,000 from the conversion of debentures outstanding under the convertible debentures and promissory notes.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

·	Research and development expenses pursuant to our development of an initial demonstrable prototype and a second prototype for static volume technology.
·	Acceleration of research and development through increased research personnel as well as other research agencies.
·	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
·	Hiring executive officers for technology, operations and finance.
·	Development, support and operational costs related to Pixel Precision software.
·	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2012, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $1,350 at December 31, 2012.

We had negative working capital of $916,130 at December 31, 2012.

During the year ended December 31, 2012, we used $1,358,427 of cash for operating activities, an increase of $239,990 or 21% compared to the year ended December 31, 2011. The increase in the use of cash for operating activities was a result of the decrease in the change from accounts payable and accrued liabilities in 2012.

Cash used in investing activities during the year ended December 31, 2012 was $-0- , a decrease of $998 compared to the year ended December 31, 2011.  The decrease was a result of no office equipment being purchased in 2012.

Cash provided by financing activities during the year ended December 31, 2012 was $1,342,111, an increase of $572,111 or 74% compared to the year ended December 31, 2011.  The increase was the result of an increase in funding under the terms of the convertible debentures from Golden State and bridge notes issued in 2012.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 1,000,000 shares of the common stock at a pre-split exercise price of $10.90 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868 pre-split shares of common stock, exercised warrants to purchase 67,600 pre-split shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden State advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011. During 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012.

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. The Company applied for the remaining $13,029 of grant funds that were earned through the end of the grant period, August 31, 2012.

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

The Company was unable to meet the revised payment schedule and on May 18, 2009 the University agreed to revise the payment terms. Under the terms of the revised base payments schedule, the arrearages scheduled to be paid in nine monthly base installments from October 31, 2008 to June 30, 2009 of amounts ranging from $35,000 to $101,132, were deferred to a monthly payment schedule of July 2009 through February 2010. On February 19, 2010, the University agreed to modify the repayment plan to retire the outstanding debt of $525,481. Under the terms of the modified repayment plan the Company agreed to make payments to the University, not less than quarterly, in an amount equal to 22.5% of any funding received by the Company. The Company complied with the agreed upon payment schedule and on December 1, 2010 the Company entered into an agreement with OU pursuant to which OU agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 59,000,000 pre-split shares of the Company's common stock. As a result of the debt conversion, OU became the holder of approximately 8% of the outstanding common stock of the Company. Pursuant to the agreement, the shares are subject to a put option allowing OU to require the Company to purchase certain of the shares upon the occurrence of certain events. In addition, the shares are subject to a call option allowing the Company to require OU to sell to the Company the shares then held by OU in accordance with the terms of the agreement.

5% Convertible Promissory Note #1

On June 6, 2012 (the “Effective Date”), the Company issued and sold to JMJ Financial (“JMJ”) a convertible promissory note ("Note #1"), which Note #1 allows the Company to request advances of principal up to its face amount of $275,000. Note #1 includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. On June 6, 2012, JMJ advanced $50,000 on Note #1 and collected $4,000 OID, bringing the principal amount borrowed by the Company of Note #1 to $54,000. No further advances were requested by or paid to the Company. In addition to the OID, Note #1 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #1, JMJ may, at its election, convert all or a part of Note #1 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition, pursuant to the terms of Note #1, the Company agreed to include on the next registration statement filed by the Company with the SEC all shares issuable upon conversion of Note #1. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of Note #1. If the Company repays Note #1 on or before ninety days from the Effective Date, the interest rate will be zero percent. If the Company does not repay Note #1 on or before ninety days from the Effective Date, a one-time interest charge of 5% shall be applied to the principal sum of $275,000. The principal of Note #1 is due one year from the date of each of the principal amounts advanced.

5% Convertible Promissory Note #2

On August 1, 2012 (the “Note #2 Effective Date”), the Company issued and sold to JMJ a convertible promissory note #2 ( “Note #2"), which Note #2 allows the Company to request advances of principal up to its face amount of $140,000. Note #2 includes a $15,000 original issue discount that will be prorated based on the advances actually paid to the Company. On August 1, 2012, JMJ advanced $75,000 and collected $9,000 OID, bringing the principal amount borrowed by the Company of Note #2 to $84,000. No further advances were requested by or paid to the Company. In addition to the OID, Note #2 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #2, JMJ may, at its election, convert all or a part of Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition, pursuant to the terms of Note #2, the Company agreed to include on the next registration statement filed by the Company with the SEC all shares issuable upon conversion of Note #2. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of Note #2. The principal of Note #2 is due one year from the date of each of the principal amounts advanced.

Note #1 and Note #2 were subject to a Mandatory Registration Agreement (the “Registration Agreement”) whereby no later than August 31, 2012, the Company agreed to file, at its own expense, an amendment (the “Amendment”) to the S-1 Registration Statement (the “Registration Statement”) the Company filed with the SEC on July 3, 2012, to include in such Amendment 4,750,000 shares of common stock issuable under Note #1 and the Note #2. The Company agreed, thereafter, to use its best efforts to cause such Registration Statement to become effective as soon as possible after such filing but in no event later than one hundred and twenty (120) days from the date of the Registration Agreement. Since the Company failed to get the Registration Statement declared effective within the 120 days of the date of the Registration Agreement, a penalty/liquidated damages of $25,000 was added to the balance of Note #2.

Convertible Bridge Notes

On August 24, 2012, August 28, 2012 and September 10, 2012, the Company issued and sold to three accredited investors Convertible Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $438,000. The note sold on August 24, 2012, in principal amount of $300,000, was purchased by GCA Strategic Investment Fund Limited, a Bermuda corporation ("GCASIF"). The note sold August 28, 2012, in principal amount of $78,000, was purchased by George Widener. The note sold on September 10, 2012, in principal amount of $60,000, was purchased by Victor Keen, a director of the Company.

The sale of the Bridge Notes in aggregate principal of $438,000 included a $73,000 original issue discount. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees of $25,000 and placement agent fees of $27,675. The Bridge Notes mature in 90 days from their date of issuance and, other than the original issue discount, the Bridge Notes do not carry interest. However, in the event the Bridge Notes are not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Notes, the holders of the Bridge Notes may elect to convert all or any portion of the outstanding principal amount of the Bridge Notes into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Notes, (b) the maturity date of the Bridge Notes, or (c) the first closing date of the securities sold pursuant an effective registration statement.

On December 21, 2012, the Company entered into an amendment agreement (the “GCASIF Amendment”) with GCASIF, the holder of that certain Convertible Bridge Note (the “GCA Bridge Note”) in the principal amount of $300,000.

The GCA Bridge Note matured on or about November 22, 2012, on which date all past due amounts of the GCA Bridge Note began accruing interest at 15% per annum. Furthermore, on November 22, 2012, because the shares of the Company’s common stock into which the GCA Bridge Note is convertible were not registered under an effective registration statement (the “Registration Statement”), GCASIF was entitled to liquidated damages equal to 2% of the outstanding principal for each 30 day period after the November 22, 2012 the Registration Statement is not declared effective (the “Liquidated Damages”).

Pursuant to the GCASIF Amendment, GCASIF agreed to extend the maturity of the GCA Bridge Note from November 22, 2012 to March 21, 2013 and the Company agreed to (i) increase the principal amount of the GCA Bridge Note from $300,000 to $325,000; (ii) amend the conversion price of the GCA Bridge Note to the lesser of $0.04, or 100% of the Volume Weighted Average Price, as reported by Bloomberg, L.P., for the 5 trading days prior to the effective date of the Registration Statement; and (iii) grant additional registration rights to GCASIF from 5,172,414 shares to 8,000,000 shares of the Company’s common stock into which the GCA Bridge Note may be convertible. Furthermore, GCASIF agreed to waive any and all defaults, default interest and the Liquidated Damages due to GCASIF. In connection with the GCASIF Amendment, the Company agreed to pay GCASIF a fee of $20,000. Subsequent to March 21, 2013, GCASIF agreed to waive any defaults resulting from the non-payment of the GCA Bridge Note, so long as, GCASIF is paid in full by April 15, 2013 or GCASIF elects to convert the GCA Bridge Note into shares of the Company’s common stock on or before April 15, 2013.

On January 26, 2013, the Company entered into an amendment agreement (the “Widener Amendment”) with George Widener, the holder of that certain Convertible Bridge Note (the “Widener Bridge Note”) in the principal amount of $78,000 issued by the Company on August 30, 2012.

The Widener Bridge Note matured on or about November 26, 2012, on which date all past due amounts of the Widener Bridge Note began accruing interest at 15% per annum. Pursuant to the Widener Amendment, Mr. Widener agreed to extend the maturity date of the Widener Bridge Note from November 26, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Widener.

On January 26, 2013, the Company entered into an amendment agreement (the “Keen Amendment”) with Victor F. Keen, the holder of that certain Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000 issued by the Company on September 10, 2012.

The Keen Bridge Note matured on or about December 10, 2012, on which date all past due amounts of the Keen Bridge Note began accruing interest at 15% per annum. Pursuant to the Keen Amendment, Mr. Keen agreed to extend the maturity date of the Keen Bridge Note from December 10, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Keen.

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

Subsequent Events

On January 26, 2013, the Company entered into the Widener Amendment with George Widener, the holder of the Widener Bridge Note in the principal amount of $78,000 issued by the Company on August 28, 2012.

The Widener Bridge Note matured on or about November 26, 2012, on which date all past due amounts of the Widener Bridge Note began accruing interest at 15% per annum. Pursuant to the Widener Amendment, Mr. Widener agreed to extend the maturity date of the Widener Bridge Note from November 26, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Widener.

On January 26, 2013, the Company entered into the Keen Amendment with Victor F. Keen, the holder of the Keen Bridge Note in the principal amount of $60,000 issued by the Company on September 10, 2012.

The Keen Bridge Note matured on or about December 10, 2012, on which date all past due amounts of the Keen Bridge Note began accruing interest at 15% per annum. Pursuant to the Keen Amendment, Mr. Keen agreed to extend the maturity date of the Keen Bridge Note from December 10, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Keen.

 On January 28, 2013, Ronald Robinson was appointed to serve as the Company’s Chief Financial Officer. Accordingly, the Company decided not to renew its agreement with Christopher Dunstan to serve as its Interim Chief Financial Officer.

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

Subsequent to December 31, 2012 Golden State converted $1,550 of the 4.75% convertible debenture into 5,409,397 shares of common stock at $0.0002 per share and exercised 443 warrants at $381.50 per share for $168,950 and advanced $275,350 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to December 31, 2012 JMJ converted $52,768 of the convertible promissory note into 2,400,000 shares of common stock at $0.022 under the terms of the securities purchase agreements.

Employments Agreement

On January 28, 2013, the Board of Directors of the Company appointed Ronald Robinson to serve as the Company’s Chief Financial Officer. Accordingly, the Company decided not to renew its agreement with Christopher T. Dunstan pursuant to which Mr. Dunstan served as the Company’s Interim Chief Financial Officer. The Company’s appointment of Mr. Robinson and decision not to renew its agreement with Mr. Dunstan was not as a result of any disagreement between the Company and Mr. Dunstan.

Dimension Technologies Inc. - Non-Binding Letter of Intent

A letter to the shareholders of the Company was issued on February 20, 2013. In the letter, the Company’s Chief Executive Officer, Mark Willner, provided an update on the progress the Company is making in its continued efforts to improve the performance of its CSpace technology and to seek out potential acquisitions that would allow it to enter the glasses-free flat screen 3D space. As previously reported, the Company entered into a non-binding letter of intent with Dimension Technologies Inc. (“DTI”) that would allow such entry into this segment of the industry. The letter explains that the Company and DTI mutually agreed not to renew the non-binding letter of intent after a determination was made that DTI’s technology does not fit the specifics of the Company’s business model. At this time, the Company does not have any definitive agreement in place and no assurances can be made the Company will be able to consummate a transaction that would allow such entry into the glasses-free flat screen 3D space.

Registration Statement on Form S-1

The Registration Statement on Form S-1 and the prospectus therein, filed on July 3, 2012, and amendment thereto, the Registration Statement was declared effective on February 12, 2013.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes. During the most recent quarter ended December 31, 2012, there has been no change in our internal control over financial reporting(as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Mark Willner	61	Chief Executive Officer
Ronald Robinson	67	Chief Financial Officer
Sidney A. Aroesty	64	Director
Martin Keating	71	Director
John O'Connor	57	Director
Victor F. Keen	71	Director

Mark Willner - Chief Executive Officer

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

Ronald Robinson - Chief Financial Officer

Ronald Robinson was appointed Chief Financial Officer on January 28, 2013. He was a partner in three large local CPA firms spanning the last forty years, the latest of which was Sutton Robinson Freeman & Co., PC, from 1999 through 2010, of which he was the managing partner and performed SEC/PCOAB audits for several clients, including 3DIcon Corporation. He has been an SEC compliance and accounting consultant for 3DIcon Corporation since 2010. He is licensed to practice by the Oklahoma Board of Accountancy and is a member of the American Institute of Certified Public Accountants and the Oklahoma Society of Certified Public Accountants. Mr. Robinson, CPA is a graduate of East Central University Ada, Oklahoma with a BS in Accounting.

Sidney A. Aroesty - Director

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

John O' Connor - Director and Co-Chairman

John O'Connor has been a director of the Company since October 2006. Mr. O’Connor is Chairman of the Board of the Tulsa law firm of Newton, O'Connor, Turner& Ketchum. He has practiced law in Tulsa since 1981, concentrating in the areas of corporate and commercial law. Mr. O’Connor has served two terms on the board of the Oklahoma Bar Association-Young Lawyers Division, and he has served on several committees of the Tulsa County Bar Association. He is a former member of the Oklahoma Academy of Mediators and Arbitrators, and has served as a Barrister in The Council Oak American Inn of Court.

Mr. O'Connor is a regular presenter at continuing legal education seminars sponsored by the Oklahoma Bar Association and the University Of Tulsa College Of Law. Mr. O'Connor is a member of the American Bar Association, the Oklahoma Bar Association, and the Tulsa County Bar Association. He is admitted to practice before the U.S. District Court of the Northern District of Oklahoma and state courts in Oklahoma and the U.S. Tax Court. He is a member of the Cherokee Nation Bar Association. Mr. O’Connor received his law degree from the University Of Tulsa College Of Law and his BA in political science from Oklahoma State University. He studied international law at the Friedreich Wilhelm RheinischeUniverstat in Bonn, Germany.

Victor F. Keen - Director and Co-Chairman

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

Martin Keating - Director

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

Prior to Dr. Refai joining the Company on a full-time basis, he served as the co-principal investigator for the Static Volume / CSpace technologies being developed under the Company's SRA with the University of Oklahoma. Dr. Refai is the lead inventor of the CSpace technology and the creator of the Company's first product, Pixel Precision. He authored the patent applications for the Static Volume Displays, Virtual Moving Screen Displays and Interaction of Micro-Mirror Device with Computer System. Dr. Refai received his BS degree in electrical engineering in 1992 from Aleppo University in Syria and his MS and PhD degrees in electrical and computer engineering in 2002 and 2005, respectively, from the University of Oklahoma.

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

The Aroesty Employment Agreement contains provisions for non-disclosure of confidential information pursuant to which Mr. Aroesty agreed to refrain from using or disclosing to third parties, directly or indirectly, any Confidential Information, as defined in the Aroesty Employment Agreement, either during or following his employment with the Company. Furthermore, Mr. Aroesty unconditionally and irrevocably assigned any then-existing or later-created Invention(s), as defined in the Aroesty Employment Agreement, which are developed during or three (3) years after his employment with the Company.

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

On March 19, 2012, the board appointed Mark Willner the Chief Executive Officer of the Company and Sidney Aroesty resigned as the Company’s Chief Executive Officer in order to allow Mr. Willner to take over in his place.

On March 13, 2012, the “Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Willner Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Willner Employment Agreement, Mr. Willner is entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board, performance-based bonuses and/or salary increases. Pursuant to the Willner Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase 57,143 shares at a price equal to $0.35, the average price of the five day period prior to March 19, 2012 (the “Willner Strike Price”). Furthermore, since Mr. Willner remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571.5 shares at the Willner Strike Price. In addition, since the Company has achieved certain quarterly business objectives, Mr. Willner received, at the end of each such quarterly periods, a further grant of stock options to purchase 28,571.5 shares at the Willner Strike Price.

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

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)			Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark	2012	$173,000	$-	$-	$75,360		$-		$-	$-	$248,360
Willner	2011	$-	$-	$-	$-		$-		$-	$-	$-
CEO **	2010	$-	$-	$-	$-		$-		$-	$-	$-

Sidney	2012	$-	$-	$-	$50,000		$-		$-	$-	$50,000
Aroesty	2011	$65,000	$-	$-	$60,600		$-		$-	$-	$125,600
Former CEO *	2010	$-	$-	$-	$-		$-		$-	$-	$-

Ronald	2012	$46,444	$-	$-	$-		$-		$-	$-	$46,444
Robinson	2011	$39,788	$-	$-	$-		$-		$-	$-	$39,788
CFO ****	2010	$-	$-	$-	$-		$-		$-	$-	$-

Chris	2012	$58,500	$-	$2,500	$-		$-		$-	$-	$61,000
Dunstan	2011	$25,000	$-	$5,000	$-		$-		$-	$-	$30,000
Former CFO ***	2010	$-	$-	$-	$-		$-		$-	$-	$-

Martin Keating	2012	$-	$-	$-	$50,000		$-		$-	$-	$50,000
Director &	2011	$-	$-	$-	$75,000		$-		$-	$-	$75,000
Former CEO	2010	$144,000	$-	$-	$-		$-		$-	$-	$144,000

Hakki Refai	2012	$172,000	$-	$-		$		$-	$-	$-	$172,000
	2011	$200,000	$-	$-		$		$-	$-	$-	$200,000
	2010	$200,000	$-	$-	$168,112		$-		$-	$-	$368,112

*	Sidney Aroesty was Chief Executive Officer from June 13, 2011 to March 19, 2012.
**	Mark Willner was appointed Chief Executive Officer on March 19, 2012. See the “Employment Agreement” section for a discussion of Mr. Willner’s compensation arrangement.
***	On January 28, 2013, the Company decided not to renew its agreement with Christopher T. Dunstan pursuant to which Mr. Dunstan served as the Company’s Interim Chief Financial Officer.
****	Ronald Robinson was appointed CFO of the Company effective January 28, 2013. Accordingly, Mr. Robinson’s above listed compensation was received in his capacity as a consultant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2012:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Mark Willner, CEO	228,572	-	-	$0.35	2017	-	-	-	-

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-	-	$75,000	-	-	-	$75,000
Martin Keating	$-	-	$50,000	-	-	-	$50,000
John O'Connor	$-	-	$50,000	-	-	-	$50,000
Sidney Aroesty	$-	-	$50,000	-	-	-	$50,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 25, 2013 by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

	Number of Shares Beneficially		Percentage
Name of Beneficial Owner (1)	Owned	Class of Stock	Outstanding (2)
Mark Willner (3)	228,572	Common	* %

Ronald Robinson (4)	400,792	Common	* %

Sidney Aroesty (5)	287,085	Common	* %

Martin Keating (6)	2,635,524	Common	4.83%

Victor F. Keen	6,394,431	Common	11.47%

John O'Connor (7)	2,968,888	Common	5.21%

All directors and executive officers as a group (6 persons)	12,915,292	Common	22.12%

Golden State Investors, Inc.	1,946,522	Common	3.56%

University of Oklahoma	1,807,563	Common	3.38%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o 3DIcon Corporation, 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136.
(2)	Applicable percentage ownership is based on 54,680,393 shares of common stock outstanding as of March 25, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage.
(3)	Represents 228,572 shares of common stock issuable upon exercise of vested options to purchase 228,572 shares of common stock at $0.35 per share. Mark Willner is our Chief Executive Officer.
(4)	Represents 356,732 shares owned jointly with Mr. Robinson’s wife, Gayle A. Robinson, 999 shares in Mr. Robinson’s IRA, and 43,061 shares owned by Robinson, Freeman, PC, a corporation of which Mr. Robinson owns a 50% interest. Ronald Robinson is our Chief Financial Officer.
(5)	Represent option granted under the terms of Mr. Aroesty’s employment agreement. Mr. Aroesty is the former CEO and a current member of the Board of Directors.
(6)	Represents (i) 1,942,499 shares of common stock owned by Mr. Keating, 286,453 options and (ii) 406,572 shares of common stock owned by Mr. Keating's wife, Judy Keating.
(7)	Represents (i) 3,143 shares of common stock owned by Mr. O'Connor and (ii) 2,857 shares of common stock owned by the John M. and Lucia D. O'Connor Revocable Living Trust over which Mr. O'Connor has voting and investment control and, (iii) 619,205 shares owned by Newton O’Connor & Ketchum (“NOTK”), a corporation of which Mr. O’Conner is partial owner and (vi) 1,198,973 options and warrants owned by Mr. O'Connor or NOTK.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were $69,590 and $69,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2012 and 2011 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 20121 and 2011 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2012 and 2011 were $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

4.1	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.2	Form of Convertible Bridge Note (8)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 21, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: March 28, 2013	/s/ Mark Willner
	Name:	Mark Willner
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Robinson
	Name:	Ronald Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Martin Keating	Director	March 28, 2013
Martin Keating

By:	/s/ John O'Connor	Director	March 28, 2013
John O'Connor

By:	/s/ Victor F. Keen	Director	March 28, 2013
Victor F. Keen

By:	/s/ Sidney A. Aroesty	Director	March 28, 2013
Sidney A. Aroesty

3DIcon CORPORATION

(A Development Stage Company)

December 31, 2012 and 2011

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and 2011	F-2

S Statements of Operations for the years ended December 31, 2012 and 2011 and period from inception (January 1, 2001) to December 31, 2012	F-3

S Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to December 31, 2012	F-4

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and period from inception (January 1, 2001) to December 31, 2012	F-6

Notes to Financial Statements, December 31, 2012 and 2011 and period from inception (January 1, 2001) to December 31, 2012	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

3DIcon Corporation

We have audited the accompanying balance sheets of 3DIcon Corporation (a Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 28, 2013

3DIcon CORPORATION

(A Development Stage Company)

BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash	$1,350	$17,666
Prepaid expenses	12,610	35,435
Accounts receivable	78,428	17,000
Total current assets	92,388	70,101

Net property and equipment	4,280	9,809
Deposits-other	2,315	2,315
Total Assets	$98,983	$82,225

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$660,840	$-
Warrant exercise advances	1	16,542
Accounts payable	324,473	698,131
Accrued salaries	10,958	13,189
Accrued interest on debentures	12,246	1,799
Total current liabilities	1,008,518	729,661

Convertible debentures payable	73,665	113,444

Long term debt	73,665	113,444

Total Liabilities	1,082,183	843,105

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 45,934,839 and 32,928,654 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	9,187	6,586
Additional paid-in capital	17,044,786	15,168,005
Deficit accumulated during development stage	(18,522,822)	(16,421,120)
Total Stockholders' Deficiency	(1,468,849)	(1,246,529)
Total Liabilities and Stockholders' Deficiency	$98,983	$82,225

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years ended December 31, 2012 and 2011

From Inception (January 1, 2001) to December 31, 2012

			Inception to
			December 31,
	2012	2011	2012
Income:
License fee	$-	$-	$25,000
Sales	-	3,000	40,797
Grant income	63,668	86,323	281,492

Total income	63,668	89,323	347,289

Expenses:
Research and development	519,435	942,240	4,677,675
General and administrative	1,482,638	1,430,365	13,594,297
Interest	163,297	37,187	598,139

Total expenses	2,165,370	2,409,792	18,870,111

Net loss	$(2,101,702)	$(2,320,469)	$(18,522,822)

Loss per share:
Basic and diluted	$(0.053)	$(0.075)

Weighted average shares outstanding, Basic and diluted	39,957,067	31,045,041

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2012

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108)	112,433

Accrue compensation earned but unrecorded	-	-	-	(90,000)	(90,000
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645)	(386,897

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888
Balance, December 31, 2006	98,336,656	19,666	2,568,119	(3,469,533)	(881,748

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to December 31, 2012

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157

Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	12,308,915	2,462	754,378	-	756,840
Debentures converted	252,267,600	50,453	653,093	-	703,546
Stock issued for services	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	285,600	-	285,600
Retrospective adjustment for the 1:35 reverse common stock split in April 2012	(1,119,574,221)	(223,915)	223,915
Net loss for the period	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	32,928,654	6,586	15,168,005	(16,421,120)	(1,246,529)

Warrants and options exercised	2,285	1	871,051	-	871,052
Debentures converted	9,884,674	1,976	37,803	-	39,779
Stock issued for interest	1,076	1	2,046	-	2,047
Stock issued for services	2,248,640	450	245,650	-	246,100
Stock issued for liabilities	869,510	173	366,191	-	366,364
Stock based compensation	-	-	354,040	-	354,040
Net loss for the period	-	-	-	(2,101,702)	(2,101,702)
Balance, December 31, 2012	45,934,839	$9,187	$17,044,786	$(18,522,822)	$(1,468,849)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2012 and 2011

and Period from Inception (January 1, 2001) to December 31, 2012

			Inception to
			December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(2,101,702)	$(2,320,469)	$(18,522,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	354,040	285,600	2,986,618
Stock issued for services	246,100	355,205	2,484,095
Stock issued for interest	2,047	42,952	143,719
Book value of assets retired	-	668	6,529
Amortization of debt issuance costs	78,833	-	249,247
Depreciation	5,529	6,230	32,720
Impairment of assets	-	-	292,202

Change in:
Accounts receivable	3,972	(9,908)	(13,028)
Prepaid expenses and other assets	22,825	(13,664)	(263,325)
Accounts payable and accrued liabilities	29,929	534,949	2,508,757

Net cash used in operating activities	(1,358,427)	(1,118,437)	(10,095,288)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	(998)	(43,529)
Net cash used in investing activities	-	(998)	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	789,111	770,000	5,277,566
Proceeds from issuance of debentures and notes	553,000	-	4,862,591

Net cash provided by financing activities	1,342,111	770,000	10,140,157

Net change in cash	(16,316)	(349,435)	1,340
Cash, beginning of period	17,666	367,101	10

Cash, end of period	$1,350	$17,666	$1,350

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$39,779	$703,546	$4,297,460
Cash paid for interest	$1,969	$10,493	$303,696
Stock issued to satisfy payables	$366,364	$556,027	$2,353,617
Debenture issued to satisfy payable	$29,007	$-	$154,916
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

and Period from Inception (January 1, 2001) to December 31, 2012

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

The mission of the Company is to develop (or acquire), commercialize, and market next generation 3D display technologies including auto-stereoscopic (glasses-free) volumetric 360-degree full-color 3D displays and possibly auto-stereoscopic (glasses-free) flat screen 3D displays. The Company’s initial market focus is on business, industrial, and government applications of the technologies. At this time the Company owns no intellectual property in 3D displays but does own the exclusive worldwide rights to commercial and government usage of the 3D display intellectual property developed by the University of Oklahoma.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses.

The Company has realized a cumulative net loss of $18,522,822 for the period from inception (January 1, 2001) to December 31, 2012, and a net loss of $2,101,702 and $2,320,469 for the years ended December 31, 2012 and 2011, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned technologies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $1,350, grants and investor funding. Under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon the current stock price, the issued and outstanding shares as of December 31, 2012 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $3,924,000 in funding from Golden State as a result of warrant exercises during the year ended December 31, 2013.

The Company was approved for a matching grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”) on November 19, 2008 in the amount of approximately $300,000.  The Company applied for the remaining $13,029 of grant funds that were earned through the end of the grant period, August 31, 2012.  (see Note 5)

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

The Depository Trust Company has placed a “Chill” on Deposits of the Common Shares of the Company

In September 2012, The Depository Trust Company (“DTC”), a subsidiary of The Depository Trust & Clearing Corporation which provides custody and electronic clearing services in our shares enabling “book-entry” changes to ownership of the Company’s Common Stock, suspended post-trade settlement services on the use of the DTC electronic stock transfer system for the Company’s Common Stock (the “DTC Chill”). As a result, The Company’s Common Stock is not eligible for delivery, transfer or withdrawal through the DTC system and will not be eligible until the DTC Chill is removed.  The DTC Chill affects the liquidity of the Company’s Common Stock and may make it difficult to purchase or sell shares in the open market because manual trading of the Company’s Common Stock between accounts may involve delays associated with manual stock transactions. While the Company’s management is working with DTC to take the necessary steps to remove the DTC Chill, there can be no assurance at this time that the DTC Chill will be lifted, and if lifted, how long such process will take.

Civil Action Complaint

As previously disclosed, on April 2, 2012, the Company was served with a Summons and Complaint (the “Complaint”) for a civil action involving a billing dispute.  The Complaint was filed by Advanced Optical Technologies, Inc. (“AOT”) in the Second Judicial District Court of New Mexico, County of Bernalillo. On May 11, 2012, the Company and AOT entered a settlement agreement pursuant to which the parties agreed to discontinue all legal proceedings and AOT agreed to take all legal action to withdraw the Complaint.  In connection therewith, the Company paid AOT $95,125.

Note 2 – Summary of Significant Accounting Policies

Research and development

Research and development costs, including payments made to the University of Oklahoma pursuant to the Sponsored Research Agreement, are expensed as incurred (see Note 4).

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

Net loss per common share

The Company computes net loss per share in accordance with ASC No. 260, Earnings Per Share. Under the provisions of this standard, basic net loss per common share is based on the weighted-average outstanding common shares. Diluted net loss per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures. Due to the Company's losses, such potentially dilutive securities are anti-dilutive for all periods presented. The weighted average number of potentially dilutive shares is 3,288,156 and 2,053,322 for the years ended December 31, 2012 and 2011, respectively.

Use of estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Debt issue costs

The Company defers and amortizes the legal and filing fees associated with long-term debt that is issued. These costs are primarily related to the convertible debentures, the majority of which have a one to three-year term. The amortization is charged to operations over the one to three-year term and then adjusted quarterly for debenture conversions to common stock.

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

Note 3 – Recent Accounting Pronouncements

The following is a summary of a recent accounting pronouncement that is relevant to the Company:

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-4 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for annual periods beginning after December 15, 2011. The adoption of the provisions of this guidance did not materially impact our financial statements.

 Note 4 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

Since April 20, 2002, the Company has entered into a number of Sponsored Research Agreements with the University of Oklahoma (“OU”) as follows:

Phase I: “Pilot Study to Investigate Digital Holography”, April 20, 2004. The Company paid OU $14,116.

Phase II: “Investigation of 3-Dimensional Display Technologies”, April 15, 2005, as amended. The Company paid OU $528,843.

Phase III: “3-Dimensional Display Development”. The Company made partial payment to OU by issuing 121,849 post-split equivalent shares (4,264,707 pre-split shares) with a market price of $290,000 on October 14, 2008 and final payment on December 1, 2010 in the amount of $525,481 of which $40,481 was in cash and 1,685,714 post-split equivalent shares (59,000,000 pre-split) shares of Company stock (the “Shares”). The Shares are subject to an OU ‘put’ right and a 3Dicon ‘call’ right.

OU “Put” Rights on the Shares

First “put” period: December 1, 2012 to November 30, 2013. If the Shares (held plus previously sold) are valued at less than $100,000 then OU can “put” one-tenth of the Shares for $50,000 plus accrued interest retro-active to December 1, 2012 less the value of sold shares. OU currently holds 1,807,563 post-split shares with a market value of less than $100,000. Under the terms of put rights, the put rights could be exercised by OU and the Company would be obligated to pay OU $50,000.

Second “put” period: December 1, 2013 to November 30, 2014. If the Shares (held & previously sold) are valued at less than $970,000 than OU can “put” the remaining Shares for $485,000 plus accrued interest retro-active to December 1, 2012 less the value of shares previously sold or redeemed during the first “put”.

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

Note 5 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. The Company has applied for the remaining $13,029 of grant funds that were earned through the end of the grant period, August 31, 2012.

During the years ended December 31, 2012 and 2011, the Company charged operations $13,071 and $37,363, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant.

Note 6 – Consulting Agreements

Concordia Financial Group

The Company entered into a one-year Independent Consulting Agreement with Concordia effective November 1, 2007, and month-to-month thereafter. Under the terms of the agreement Concordia will serve as liaison to Golden State Investors, Inc. and provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assistes in presentations related to the above services. Concordia is paid a monthly fee of $15,750. Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia's monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month. Market is defined as the five day average of closing prices immediately preceding the last business day of the calendar month in which the invoiced services were rendered. The Company incurred consulting fees of $189,000 for services from Concordia during each of the periods ended December 31, 2012 and 2011, under the terms of the agreement.  Additionally, on May 10, 2011, the Board of Directors awarded Concordia 10,000,000 pre-split shares of common stock with a value of $172,100, for consulting services which have gone above and beyond the contract. The common shares were valued at $0.01721 per share which was 50% of the average of the five previous day’s closing price.

Note 7 – Debentures Payable

Debentures payable consist of the following:

	December 31, 2012	December 31, 2011
Senior Convertible Debentures:
10% Debenture due June 2013	$29,007	$-
6.25% Debenture due December 2014	-	31,788
4.75% Debenture due December 2014	73,665	81,656
5% Notes due June 2013 (net of $6,167 OID)	168,833	-
15% Bridge notes due March 2013	463,000	-
Total Debentures	734,505	113,444
Less - Current Maturities	(660,840)	(113,444)
Long-term Debentures	$73,665	$-

6.25% Convertible Debenture due December 31, 2014 (stated in pre-split equivalent prices and shares, unless stated otherwise)

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

Golden State advanced $125,000 on the $1.25 million Debenture on November 9, 2007 and $746,213 in January 2008 at which time the Company placed 7,961,783 shares of common stock in escrow to be released as debentures are converted. As of December 31, 2012, Golden State funded an aggregate of $871,213 on the Debenture. At various dates during 2011, $157,331 of the Debenture was converted into 16,156,404 shares of common stock at prices ranging from $0.0059 to $0.0174 based on the formula in the convertible debenture. Additionally $12,669 was added to the principle balance of the debenture in payment of accrued interest during 2011. On August 16, 2012, accrued interest due to date of $2,047 was added to the debenture and the full balance of the Debenture totaling $33,835 was converted into 307,844 post-split shares of common stock at a price of $0.11 based on the formula in the convertible debenture.

4.75% Convertible Debenture due November 3, 2014

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 1,000,000 shares of the common stock at an exercise price of $381.50 per post-split share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2011, Golden State converted $6,760 of the $100,000 debenture into 1,731,482, post-split shares of common stock, and exercised warrants to purchase 1,931 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally, during the year ended December 31, 2011, Golden State advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011. During the year ended December 31, 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012.

The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i) $4.00 (pre-split) or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average pre-split price is below $0.02, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

 5% Convertible Promissory Note #1

On June 6, 2012, the Company issued and sold a convertible promissory note ("Note #1") in the principal amount of $275,000 to JMJ Financial (“JMJ”). Note #1 includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. JMJ advanced $50,000 upon execution of Note #1 and collected $4,000 OID. In addition to the OID, Note #1 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #1, JMJ may, at its election, convert all or a part of Note #1 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition, pursuant to the terms of Note #1, the Company agreed to include on the next registration statement filed by the Company with the SEC all shares issuable upon conversion of Note #1. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of Note #1. If the Company repays the Note #1 on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the Note #1on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal sum. The company did not repay the note #1within the ninety day period and $2,500 of interest has been accrued. The principal of the Note #1 is due one year from the date of each of the principal amounts advanced.

5% Convertible Promissory Note #2

On August 1, 2012, the Company issued and sold a convertible promissory note #2 (“Note #2") in the principal amount of $140,000 to JMJ. Note #2 includes a $15,000 OID that will be prorated based on the advances actually paid to the Company. JMJ advanced $100,000 on Note #2 and collected $8,000 OID. In addition to the OID, Note #2 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #2, JMJ may, at its election, convert all or a part of Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition the Company agreed to include on the next registration statement filed by the Company with the SEC, all shares issuable upon conversion of Note #2. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of Note #2. If the Company repays the Note #2on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the Note #2 on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the Note #2 within the ninety day period and $5,000 of interest has been accrued. The principal of the Note #2 is due one year from the date of each of the principal amounts advanced.

The Notes are subject to a Mandatory Registration Agreement (the “Agreement”) whereby no later than August 31, 2012, the Company agreed to file, at its own expense, an amendment to the S-1 Registration Statement the Company filed with the SEC on July 3, 2012, to include in such Registration Statement 4,750,000 shares of common stock issuable under the Notes, (Note #1 and Note #2) as set forth below. The Company will thereafter use its best efforts to cause such Registration Statement to become effective as soon as possible after such filing but in no event later than one hundred and twenty (120) days from August 1, 2012, the date of the Agreement. Failure to have the Registration Statement declared effective within 120 days of the date of the Agreement will result in a penalty/liquidated damages of $25,000. Any such penalties/liquidated damages will be added to the balance of either the Note #1 or the Note #2 at the Holder’s discretion (under the Holder’s and the Company’s expectation that those penalties/liquidated damages will tack back to the date of such Note for purposes of Rule 144).

The registration was not declared effective within the 120 day period as specified in the Agreement and $25,000 was added to the principal of Note #2.

15% Convertible Bridge Notes

On August 24, 2012, August 28, 2012 and September 10, 2012, the Company issued and sold to accredited investors Convertible Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $438,000. The note sold on September 10, 2012 was purchased by Victor Keen, a director of the Company. The Notes included a $73,000 original issue discount. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees and placement agent fees totaling $77,700.

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

In the event that the Registration Statement is not declared effective 90 days from the date of the issuance of the Bridge Notes (the “Required Effective Date”), the Company agreed to register the common stock of the Company into which the Bridge Notes are convertible. The Company agreed to bear the cost of such registration. Furthermore, if the Registration Statement is not declared effective by the Required Effective Date and the Bridge Notes are not paid in full by the Company, the Company will incur liquidated damages equal to 2% of the outstanding principal for each 30 day period after the Required Effective Date the Registration Statement is not declared effective, which amount will be increase to 3% per 30 days in the event that the Registration Statement is not declared effective within 120 days. (see Note 14)

On December 21, 2012, the Company entered into an amendment agreement (the “Amendment”) with GCA Strategic Investment Fund Limited, a Bermuda corporation ("GCASIF"), the holder of that certain Convertible Bridge Note (the “Bridge Note”) in the principal amount of $300,000 issued by the Company on August 24, 2012.

The Bridge Note matured on or about November 22, 2012, on which date all past due amounts of the Bridge Note began accruing interest at 15% per annum. Furthermore, on November 22, 2012, because the shares of the Company’s common stock into which the Bridge Note is convertible were not registered under an effective registration statement (the “Registration Statement”), GCASIF was entitled to liquidated damages equal to 2% of the outstanding principal for each 30 day period after the November 22, 2012 the Registration Statement is not declared effective (the “Liquidated Damages”).

Pursuant to the Amendment, GCASIF agreed to extend the maturity of the Bridge Note from November 22, 2012 to March 21, 2013 and the Company agreed to (i) increase the principal amount of the Bridge Note from $300,000 to $325,000; (ii) amend the conversion price of the Bridge Note to the lesser of $0.04, or 100% of the Volume Weighted Average Price, as reported by Bloomberg, L.P., for the 5 trading days prior to the effective date of the Registration Statement; and (iii) grant additional registration rights to GCASIF from 5,172,414 shares to 8,000,000 shares of the Company’s common stock into which the Bridge Note may be convertible. Furthermore, GCASIF agreed to waive any and all defaults, default interest and the Liquidated Damages due to GCASIF. In connection with the Amendment, the Company agreed to pay GCASIF a fee of $20,000. Subsequent to March 21, 2013, GCASIF agreed to waive any defaults resulting from the non-payment of the GCA Bridge Note, so long as, GCASIF is paid in full by April 15, 2013 or GCASIF elects to convert the GCA Bridge Note into shares of the Company’s common stock on or before April 15, 2013.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements which are attached as an exhibit to the Current Report on Form 8-K filed on August 31, 2012.  Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, due June 30, 2013. NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

Note 8 – Common Stock and Paid-In Capital

Reverse Stock Split

The Board of Directors, subject to the approval of the shareholders of the Company, authorized an amendment to the Company's Certificate of Incorporation in order to effect a reverse split of the Company's common stock in a ratio in the range between 1 for 15 and 1 for 35, as will be selected by the Company's Board of Directors (the "Reverse Split").  On October 15, 2011, the Company held an annual meeting of stockholders, at which annual meeting the stockholders approved the Reverse Split and approved the filing of an Amended Certificate of Incorporation to effect the Reverse Split at the discretion of the Board of Directors. On April 27, 2012 the Company filed an Amended Certificate of Incorporation to effect a 1-for-35 reverse split of the Company’s common stock. The reverse stock split was announced by Financial Industry Regulatory Authority on April 26, 2012 and became effective on April 27, 2012. On April 27, 2012, the effective date, every 35 shares of the Company’s issued and outstanding common stocks were combined into one share of common stock. The Company did not issue any fractional shares in connection with the reverse stock split. Stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to, upon surrender to the Company’s transfer agent of certificates representing such shares, cash in lieu thereof.

Warrants issued

As of December 31, 2012, there are warrants outstanding to purchase 125,097 shares of common stock at a price of $3.15 per share that expire on May 22, 2014 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 21,045 shares of common stock at a price of $381.50 per share which expire December 31, 2014.

Common stock and options issued for services and liabilities

During the years ending December 31, 2012 and 2011, shares of common stock totaling 2,248,640, and 859,217 respectively were issued for consulting services for which the Company recognized $246,100 and $355,205 of expense, respectively.  Additionally, during the years ending December 31, 2012 and 2011, shares totaling 869,510 and 1,643,725, respectively, were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $366,364 and $148,523, respectively.  Shares totaling 1,628,571, which are restricted under SEC Section 144, were issued in the first quarter of 2011 in payment of accrued salaries and payroll taxes totaling $460,405 due Martin Keating, Chairman of the Board of Directors, Hakki Refai, Chief Technology Officer and Judith Keating the Secretary of the Company.

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

Employment Agreement - On March 13, 2012, 3DIcon Corporation entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Employment Agreement, Mr. Willner is entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase 57,143 shares at a price equal to the average price of the five day period prior to March 19, 2012 which was $0.35 (the “Strike Price”). Furthermore, since Mr. Willner remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571.5 shares at the Strike Price. In addition, since the Company achieved certain quarterly business objectives, Mr. Willner received, at the end of each such quarterly period, a further grant of stock options to purchase 28,571.5 shares at the Strike Price. The estimated fair value of each of the 57,143 block of options, valued at $18,840, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 31, 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

Employment Agreement - On March 16, 2012, 3DIcon Corporation entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with George Melnik, pursuant to which Mr. Melnik began serving as the Company’s Senior Technical Advisor, effective immediately. Under the terms of the Employment Agreement, Mr. Melnik is entitled to an annual base salary of $144,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Melnik five-year stock options to purchase 28,571 shares at a price equal to the average price of the five day period prior to March 16, 2012 which was $0.35 (the “Strike Price”). Furthermore, if Mr. Melnik remains employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he will receive additional stock options to purchase 28,571 shares at the Strike Price. In addition, if the Company has achieved certain quarterly business objectives, Mr. Melnik will receive, at the end of each such quarterly period, a further grant of stock options to purchase 28,571 shares at the Strike Price. The estimated fair value of each of the 28,571 block of options, valued at $9,420, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 31, 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

Board of Directors – On May 17, 2011, the Company agreed to compensate its non-employee Board members with options to purchase registered stock of the corporation equaling the value of $75,000 for each of the three non-employee Board members for services during 2011; using standard evaluation methods. The Board granted options to purchase an aggregate of 169,534 post-split equivalent shares to its three non-employee Board members; the exercise price for each option is $1.40 per post-split share. The options expire at the end of ten years. The $225,000 compensation is for services on the Board during all or part of the calendar year 2011 and is deemed fully vested on December 31, 2011. Operations were charged with $225,000 for the year ended December 31, 2011.

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

On July 2, 2012, the Board of Directors was granted options to purchase 919,768 restricted shares of common stock at $0.232 per shares as compensation for their services during 2012. The options are fully vested and expire at the end of ten years. The estimated fair value of the options is $200,000 and was determined using the Black-Scholes option pricing model and was charged to operations in July 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 170% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.64% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

Additionally on July 2, 2012 the Board of Directors granted Victor Keen, a board member, options to purchase 114,971 restricted shares of common stock at $0.232 per shares as compensation for his services in regard to the DTI acquisition (see Note 13). The options are fully vested and expire at the end of ten years. The estimated fair value of the options is $25,000 and was determined using the Black-Scholes option pricing model and was charged to operations in July 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 170% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.64% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

The following summary reflects warrant and option activity for the year ending December 31, 2012:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2011	711,597	23,330	1,768,394
Granted	-	-	1,391,881
Exercised	-	(2,285)	-
Cancelled	(490,476)	-	(114,286)

Outstanding December 31, 2012	221,122	21,045	3,045,989

Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are granted. Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

The estimated fair value of options for common stock granted was determined using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.

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

Note 9 – Incentive Stock Plan

In January 2011, the Company established the 3DIcon Corporation 2011 Equity Incentive Plan (the "2011 EIP"). The 2011 EIP is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the 2011 EIP thereby providing participants with a proprietary interest in the growth and performance of the Company. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed 2,857,143 post-split shares. The shares are included in a registration statement filed January 14, 2011. Post-split shares totaling 940,126 and 1,872,344 were issued from the 2011 EIP during the year ended December 31, 2012 and 2011 respectively, for services rendered and to satisfy accounts payable to the Company. There are currently 44,673 shares available for issuance under the 2011 EIP.

In April 2012, the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling 2,172,463 were issued from the 2012 EIP for services rendered and to satisfy accounts payable to the Company. There are currently 2,827,537 shares available for issuance under the 2012 EIP.

Note 10 – Office Lease

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

2013	23,000
2014	23,000
2015	13,000

Total	$59,000

Note 11 – Income Taxes

At December 31, 2012 and 2011, the Company had accumulated net operating losses of approximately $15,000,000 and $13,000,000, respectively, available to reduce future federal and state taxable income. Unless utilized, the loss carry forward amounts will begin to expire in 2013.

Deferred tax assets resulting from the operating loss carry forward, are reduced by a valuation allowance.

The deferred tax asset consisted of the following:

	December 31,	December 31,
	2012	2011
Loss carry forward amount	$15,000,000	$13,000,000
Effective tax rate	38%	38%
Deferred tax asset	5,700,000	4,940,000
Less valuation allowance	(5,700,000)	(4,940,000)
Net deferred taxes	$—	$—

Note 12 – Related Party Transaction

3DIcon engaged the law firm of Newton, O'Connor, Turner & Ketchum as its outside corporate counsel from 2005 through 2008 and for certain legal services subsequent to 2008.  John O'Connor, a director of 3DIcon, is the Chairman of Newton, O'Connor, Turner & Ketchum. During the years ended December 31, 2012 and 2011, the Company incurred legal fees to Newton, O'Connor, Turner & Ketchum in the amount of $19,201 and $61,570 respectively.

 Note 13 – Dimension Technologies Inc. - Non-Binding Letter of Intent

As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2012, on July 13, 2012, 3DIcon Corporation executed a non-binding letter of intent (the “Letter of Intent”) outlining the principal terms and conditions to acquire Dimension Technologies Inc., a privately held New York corporation (“DTI”). DTI is a developer of glasses-free flat screen 3D display technologies and products that are 2D/3D switchable. Founded in 1986, DTI’s intellectual property portfolio includes 10 patents that have been granted in multiple countries. The Letter of Intent is not binding on either party and there is no assurance that the parties will reach a definitive agreement, and if they do, there is no assurance that the conditions thereunder will be met to consummate the acquisition. Furthermore, if the acquisition is consummated, there is no assurance that the anticipated effects of the transaction will be realized. (see Note 14)

Note 14 – Subsequent Events

Debentures payable

In accordance with the terms of the Second Debenture an event of default occurs if the common stock of the Company trades at a price per share of $0.21 or lower. The trading price was at $0.21 or lower on several occasions during the period ended December 31, 2012 and subsequent to December 31, 2012. On each of the occasions Golden State, by separate letter agreements, agreed that the occasions did not constitute a default and thereby waived the default provision for the occasions.

Subsequent to December 31, 2012 Golden State converted $1,550 of the 4.75% convertible debenture into 5,409,397 shares of common stock at $0.0002 per share and exercised 443 warrants at $381.50 per share for $168,950 and advanced $275,350 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to December 31, 2012 JMJ converted $52,768 of the convertible promissory note into 2,400,000 shares of common stock at $0.022 in accordance with the terms of the securities purchase agreements.

Common stock and paid in capital

 15% Convertible Bridge Notes

On January 26, 2013, the Company entered into two amendment agreements (the “Amendment Agreements”) with two accredited investors, the holders of certain Convertible Bridge Notes (the “Bridge Notes”) in principal amounts of $78,000 and $60,000, which Bridge Notes were issued by the Company on August 28, 2012 and September 10, 2012, respectively. Victor Keen, a director on the Company’s Board of Directors, is a holder of the $60,000 Bridge Note.

On or about November 26, 2012 and December 10, 2012, the Bridge Note reached their maturity dates, on which dates all past due amounts of the Bridge Notes began accruing interest at 15% per annum. Furthermore, because the shares of the Company’s common stock into which the Bridge Notes are convertible were not registered under an effective registration statement (the “Registration Statement”), the holders were entitled to liquidated damages equal to 2% of the outstanding principal for each 30 day period the Registration Statement is not declared effective after the maturity of the Bridge Notes (the “Liquidated Damages”).

Pursuant to the Amendments, the holders agreed to extend the maturity of the Bridge Note to April 30, 2013 and waive any and all defaults, default interest and Liquidated Damages then due to each of the holders.

Employment contracts

On January 28, 2013, the Board of Directors of the Company appointed Ronald Robinson to serve as the Company’s Chief Financial Officer. Accordingly, the Company decided not to renew its agreement with Christopher T. Dunstan pursuant to which Mr. Dunstan served as the Company’s Interim Chief Financial Officer. The Company’s appointment of Mr. Robinson and decision not to renew its agreement with Mr. Dunstan was not as a result of any disagreement between the Company and Mr. Dunstan.

Dimension Technologies Inc. - Non-Binding Letter of Intent

A letter to the shareholders of the Company was issued on February 20, 2013. In the letter, the Company’s Chief Executive Officer, Mark Willner, provided an update on the progress the Company is making in its continued efforts to improve the performance of its CSpace technology and to seek out potential acquisitions that would allow it to enter the glasses-free flat screen 3D space. As previously reported, the Company entered into a non-binding letter of intent with Dimension Technologies Inc. (“DTI”) that would allow such entry into this segment of the industry. The letter explains that the Company and DTI mutually agreed not to renew the non-binding letter of intent after a determination was made that DTI’s technology does not fit the specifics of the Company’s business model. At this time, the Company does not have any definitive agreement in place and no assurances can be made the Company will be able to consummate a transaction that would allow such entry into the glasses-free flat screen 3D space.

Registration Statement on Form S-1

Pursuant to the Registration Statement on Form S-1 and the prospectus therein, filed on July 3, 2012, and amendment thereto, the Registration Statement was declared effective on February 13, 2013.

