Form 10-Q
period 2013-03-31
3DICON CORP
filed 2013-05-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2012, the issuer had 64,673,248 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION

(A Development Stage Company)

BALANCE SHEETS

March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$47,885	$1,350
Prepaid expenses	7,166	12,610
Accounts receivable	0	78,428
Total current assets	55,051	92,388

Net property and equipment	2,739	4,280
Deposits-other	2,315	2,315
Total Assets	$60,105	$98,983

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$649,333	$660,840
Warrant exercise advances	41,001	1
Accounts payable	417,228	324,473
Accrued salaries	12,883	10,958
Accrued interest on debentures	13,821	12,246
Total current liabilities	1,134,266	1,008,518

Convertible debentures payable	72,115	73,665

Long term debt	72,115	73,665

Total Liabilities	1,206,381	1,082,183

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 53,744,679 and 45,934,839 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	10,749	9,187
Additional paid-in capital	17,266,491	17,044,786
Deficit accumulated during development stage	(18,909,165)	(18,522,822)
Total Stockholders' Deficiency	(1,631,925)	(1,468,849)
Total Liabilities and Stockholders' Deficiency	$60,105	$98,983

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)

  See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three months ended March 31, 2013 and 2012

From Inception (January 1, 2001) to March 31, 2013

(Unaudited)

	Three Months	Three Months
	ended	ended	Inception to
	March 31,	March 31,	March 31,
	2013	2012	2013
Income:
License fee	$-	$-	$25,000
Sales	1,500	-	42,297
Grant income	-	52,649	281,492

Total income	1,500	52,649	348,789

Expenses:
Research and development	103,604	133,481	4,781,279
General and administrative	263,972	294,994	13,858,269
Interest	20,267	1,881	618,406

Total expenses	387,843	430,356	19,257,954

Net loss	$(386,343)	$(377,707)	$(18,909,165)

Loss per share:
Basic and diluted	$(0.008)	$(0.011)

Weighted average shares outstanding, Basic and diluted	51,179,718	35,409,004

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)

 See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to March 31, 2013

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108	112,433

Accrue compensation earned but unrecorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914	(1,792,157)

Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	12,308,915	2,462	754,378	-	756,840
Debentures converted	252,267,600	50,453	653,093	-	703,546
Stock issued for services	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	285,600	-	285,600
Retrospective adjustment for the 1:35 reverse common stock split on April 27, 2012	(1,119,574,221)	(223,915)	223,915
Net loss for the period	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	32,928,654	6,586	15,168,005	(16,421,120)	(1,246,529)

Warrants and options exercised	2,285	1	871,051	-	871,052
Debentures converted	9,884,674	1,976	37,803	-	39,779
Stock issued for interest	1,076	1	2,046	-	2,047
Stock issued for services	2,248,640	450	245,650	-	246,100
Stock issued for liabilities	869,510	173	366,191	-	366,364
Stock based compensation	-	-	354,040	-	354,040
Net loss for the period	-	-	-	(2,101,702)	(2,101,702)
Balance, December 31, 2012	45,934,839	9,187	17,044,786	(18,522,822)	(1,468,849)

Warrants and options exercised	443	1	168,949	-	168,950
Debentures converted	7,809,397	1,561	52,756	-	54,317
Net loss for the period	-	-	-	(386,343)	(386,343)
Balance March 31, 2013	53,744,679	$10,749	$17,266,491	$(18,909,165)	$(1,631,925)

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)

 See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Three months ended March 31, 2013 and 2012

and Period from Inception (January 1, 2001) to March 31, 2013

(Unaudited)

			Inception to
			March 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(386,343)	$(377,707)	$(18,909,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	34,840	2,986,618
Stock issued for services	-	42,100	2,484,095
Stock issued for interest	-	-	143,719
Book value of assets retired	-	-	6,529
Amortization of debt issuance costs	16,260	-	265,507
Depreciation	1,541	1,382	34,261
Impairment of assets	-	-	292,202

Change in:
Accounts receivable	13,028	(23,816)	-
Prepaid expenses and other assets	5,444	(16,075)	(257,881)
Accounts payable and accrued liabilities	96,255	38,116	2,605,012

Net cash used in operating activities	(253,815)	(301,160)	(10,349,103)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(43,529)
Net cash used in investing activities	-	-	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	209,950	364,780	5,487,516
Proceeds from issuance of debentures and notes	90,400	-	4,952,991

Net cash provided by financing activities	300,350	364,780	10,440,507

Net change in cash	46,535	63,620	47,875
Cash, beginning of period	1,350	17,666	10

Cash, end of period	$47,885	$81,286	$47,885

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$54,317	$1,663	$4,351,777
Cash paid for interest	$2,432	$-	$306,128
Stock issued to satisfy payables	$-	$36,764	$2,353,617
Debenture issued to satisfy payable	$-	$-	$154,916
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2013, and the statements of its operations for the three-months ended March 31, 2013 and 2012, and the period from inception (January 1, 2001) to March 31, 2013, and cash flows for the three-month periods ended March 31, 2013 and 2012, and the period from inception (January 1, 2001) to March 31, 2013, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $18,909,165 for the period from inception (January 1, 2001) to March 31, 2013, and a net loss of $386,343 and $377,707 for the three-months ended March 31, 2013 and 2012, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Pursuant to the 4.75% Convertible Debenture due in December 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year or until the Debenture is converted in full.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of March 31, 2013 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding from Golden State as a result of warrant exercises during the three-months ended March 31, 2013, the Company received $209,950 in funding under the terms of the 4.75% Convertible Debenture (see Note 4).

Additionally, the Company is continuing to pursue financing through private offerings of debt or common stock.

Registration Statement on Form S-1

Pursuant to a Registration Statement on Form S-1 and the prospectus therein, filed on July 3, 2012, and amendment thereto, the Registration Statement was declared effective on February 13, 2013.

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

Note 3 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $-0- and $52,649 from the grant during the three-month periods ended March 31, 2013 and 2012, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012.

During the three-month periods ended March 31, 2013 and 2012, the Company charged operations $-0- and $4,890, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant. At March 31, 2013, the Company owed the University $-0- in direct costs.

Note 4 – Debentures and Notes Payable

Debentures payable consist of the following:

	March 31, 2013	December 31, 2012
Senior Convertible Debentures:

10% Debenture due 2013	$29,007	$29,007
4.75% Debenture due 2014	72,115	73,665
5.0% Notes due 2013 (net of $13,406 and $6,167 OID)	157,326	168,833
15% Bridge notes due 2013	463,000	463,000
Total Debentures	721,448	734,505
Less - Current Maturities	(649,333)	(660,840)
Long-term Debentures	$72,115	$73,665

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

4.75% Convertible Debenture due November 3, 2014

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 28,571 post-split equivalent shares of the common stock at an exercise price of $381.50 per post-split share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During the year ended December 31, 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2012, Golden State converted $1,550 of the $100,000 debenture into 5,409,397 post-split shares of common stock, exercised warrants to purchase 443 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $209,950 against future exercises of warrants of which $168,950 was applied to the exercise of warrants leaving $41,001 of unapplied advances at March 31, 2013.

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

 5% Convertible Promissory Note #1

On June 6, 2012, the Company issued and sold a convertible promissory note ("Note #1") in the principal amount of $275,000 to JMJ Financial (“JMJ”). Note #1 includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. JMJ advanced $50,000 and collected $4,000 OID during 2012. During 2013, JMJ advanced an additional $48,500 on the note and collected $23,500 OID. Additionally, JMJ converted $52,767 of the note into 2,400,000 shares of common stock at $0.022 per share based on the formula in the note. In addition to the OID, Note #1 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #1, JMJ may, at its election, convert all or a part of Note #1 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition, pursuant to the terms of Note #1, the Company agreed to include on the next registration statement filed by the Company with the SEC all shares issuable upon conversion of Note #1. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of Note #1. If the Company repays Note #1 on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay Note #1on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal sum. The company did not repay Note #1within the ninety day period and $2,500 of interest has been accrued. The principal of Note #1 is due one year from the date of each of the principal amounts advanced.

5% Convertible Promissory Note #2

On August 1, 2012, the Company issued and sold a convertible promissory note #2 (“Note #2") in the principal amount of $140,000 to JMJ. Note #2 includes a $15,000 OID that will be prorated based on the advances actually paid to the Company. JMJ advanced $100,000 on Note #2 and collected $8,000 OID. In addition to the OID, Note #2 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #2, JMJ may, at its election, convert all or a part of Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition the Company agreed to include on the next registration statement filed by the Company with the SEC, all shares issuable upon conversion of Note #2. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of Note #2. If the Company repays Note #2 on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay Note #2 on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay Note #2 within the ninety day period and $5,000 of interest has been accrued. The principal of Note #2 is due one year from the date of each of the principal amounts advanced.

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

 15% Convertible Bridge Notes

On August 24, 2012, August 28, 2012 and September 11, 2012, the Company issued and sold to accredited investors Convertible Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $438,000. The note sold on September 10, 2012 was purchased by Victor Keen, a director of the Company. The Notes included a $73,000 original issue discount. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees and placement agent fees totaling $77,700.

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

Pursuant to the Amendments, the holders agreed to extend the maturity of the Bridge Note to April 30, 2013 and waive any and all defaults, default interest and Liquidated Damages then due to each of the holders. Upon maturity, George Widener converted the entire balance of his $78,000 Bridge Note into 2,025,974 shares of common stock. Victor Keen extended the maturity of his Bridge Note to May 31, 2013.

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

Warrants issued

 As of March 31, 2013, there are warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on May 22, 2014 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 20,602 shares of common stock at a price of $381.50 per share which expire December 31, 2014.

Common stock and options issued for services and liabilities

During the three-month period ended March 31, 2012, shares of common stock totaling 212,504 were issued for consulting services for which the Company recognized $42,100 of expense.  Additionally, during the period ending March 31, 2012, shares totaling 91,817 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $36,764.

Employment Agreement - On March 19, 2012 the Company announced that Sidney Aroesty would resign as CEO and join the Board of Directors.

On March 13, 2012, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Employment Agreement, Mr. Willner is entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase 57,143 shares at a price equal to the average price of the five day period prior to March 19, 2012 which was $0.35 (the “Strike Price”). Furthermore, since Mr. Willner remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571.5 shares at the Strike Price. In addition, since the Company achieved certain quarterly business objectives, Mr. Willner received, at the end of each such quarterly period, a further grant of stock options to purchase 28,571.5 shares at the Strike Price. The estimated fair value of each of the 57,143 block of options, valued at $18,840, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

Employment Agreement - On March 16, 2012, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with George Melnik, pursuant to which Mr. Melnik began serving as the Company’s Senior Technical Advisor, effective immediately. Under the terms of the Employment Agreement, Mr. Melnik is entitled to an annual base salary of $144,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Melnik five-year stock options to purchase 28,571 shares at a price equal to the average price of the five day period prior to March 16, 2012 which was $0.35 (the “Strike Price”). Furthermore, since Mr. Melnik remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571 shares at the Strike Price. In addition, since the Company achieved certain quarterly business objectives, Mr. Melnik received, at the end of each such quarterly period, a further grant of stock options to purchase 28,571 shares at the Strike Price. The estimated fair value of each of the 28,571 block of options, valued at $9,420, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

Employment Agreement - On January 28, 2013, the Board of Directors of the Company appointed Ronald Robinson to serve as the Company’s Chief Financial Officer. Accordingly, the Company decided not to renew its agreement with Christopher T. Dunstan pursuant to which Mr. Dunstan served as the Company’s Interim Chief Financial Officer. The Company’s appointment of Mr. Robinson and decision not to renew its agreement with Mr. Dunstan was not as a result of any disagreement between the Company and Mr. Dunstan.

The following summary reflects warrant and option activity for the three-month period ended March 31, 2013:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2012	221,122	21,045	3,045,989
Granted	-	-	-
Exercised	-	(443)	-
Cancelled	-	-	-

Outstanding March 31,2013	221,122	20,602	3,045,989

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

In April 2012, the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling 399,949 were issued from the 2012 EIP for services rendered and to satisfy accounts payable to the Company. There are currently 2,827,537 shares available for issuance under the 2012 EIP.

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

2013	17,000
2014	23,000
2015	13,000

Total	$53,000

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended March 31, 2013 and 2012, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $8,203 and $1,479, respectively.

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

 In a letter to the shareholders of the Company, issued on February 20, 2013, the Company’s Chief Executive Officer, Mark Willner, provided an update on the progress the Company is making in its continued efforts to improve the performance of its CSpace technology and to seek out potential acquisitions that would allow the Company to enter the glasses-free flat screen 3D space. As previously reported, the Company entered into a non-binding letter of intent with Dimension Technologies Inc. (“DTI”) that would allow such entry into this segment of the industry. The letter to shareholders explains that the Company and DTI mutually agreed not to renew the non-binding letter of intent after a determination was made that DTI’s technology does not fit the specifics of the Company’s business model. At this time, the Company does not have any definitive agreement in place and no assurances can be made the Company will be able to consummate a transaction that would allow such entry into the glasses-free flat screen 3D space.

Note 10 – Subsequent Events

Debentures payable

Subsequent to March 31, 2013, Golden State converted $540 of the 4.75% convertible debenture into 3,559,422 shares of common stock at $0.0005 per share, exercised 154 warrants at $381.50 per share and advanced $18,530 for exercise of the warrants under the terms of the securities purchase agreements.

Subsequent to March 31, 2013, JMJ converted $33,858 of the 5% convertible note into 3,657,305 shares of common stock at $0.009 per share.

Subsequent to March 31, 2013, George Widener converted the entire $78,000 Widener Bridge Note into 2,025,974 shares of common stock and Victor Keen extended the Keen Bridge Note to May 31, 2013.

On April 15, 2013, the Company completed the sale of two options to purchase 10,000,000 shares of the Company’s common stock (the “Option Agreements”) to two accredited investors. One of the accredited investors was Victor Keen, a director on the Board of Directors of the Company. Each of the Option Agreements provide for the option to purchase up to 10,000,000 shares of restricted common at a purchase price of $0.01 per share. The holders of the Option Agreements may exercise the option to purchase common stock on a cashless basis. Furthermore, the holders of the Option Agreements were granted “piggyback” registration rights for the inclusion, on a subsequent registration statement, the shares of common stock underlying the Option Agreements. The gross proceeds to the Company for the sale of both Option Agreements was $100,000.The foregoing information is a summary of each of the Option Agreements, is not complete, and is qualified in its entirety by reference to the full text of the Option Agreements, a form of which is attached as an exhibit to this Quarterly Report on Form 10-Q. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction. In connection with these securities issuances, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was employed in offering any securities.

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

Plan of Operation

Background:

3DIcon Corporation (“3DIcon,” “the Company,” “we,” “us” or “our”) was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. Our articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001. We have accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. At the inception on January 1, 2001, our primary activity was the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. The Company applied forand received the remaining $13,029 of grant funds in 2013 that were earned through the end of the grant period, August 31, 2012.

Overview of Business

3DIcon is a small public company that is further developing a patented volumetric 3D display technology that was developed by and with the University of Oklahoma (the “University” or “OU”) under a Sponsored Research Agreement. The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. Under the Sponsored Research Agreement, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Revenue

The Company completed the OCAST grant in August 2012; therefore, we did not have OCAST earnings for the three months ended March 31, 2013. We earned $52,649 from the OCAST grant during the three months ended March 31, 2012.

In January 2008 we launched our first software product Pixel Precision™. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have earned income of $1,500 and $-0- before commissions and costs from the sales of Pixel Precision™ for the three-months ended March 31, 2013 and March 31, 2012, respectively.

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

Research and Development Expenses

The research and development expenses were $103,604 for the three months ended March 31, 2013, as compared to $138,481 for the three months ended March 31, 2012.  The net decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $40,000 and the purchase of approximately $10,000 R & D equipment.

General and Administrative Expenses

Our general and administrative expenses were $263,972 for the three months ended March 31, 2013, as compared to $294,994 for the three months ended March 31, 2012.  The net decrease is due primarily to a $20,000 increase in legal fees regarding the DTC chill in 2013, a decrease of $18,840 in options issued to the new CEO in 2012 and a $30,000 decrease due to the completion of management consultant contracted in early 2012.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $20,267 as compared to $1,881 for the three months ended March 31, 2012.  The net increase was a result of an increase in the amounts outstanding on our JMJ convertible notes, bridge notes and a decrease in interest costs on our 4.75% Convertible Debenture.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

☐	Research and development expenses pursuant to our SRA with the University. This includes development of an initial demonstrable prototype and a second prototype for static volume technology.
☐	Acceleration of research and development through increased research personnel as well as other research agencies.
☐	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
☐	Hiring executive officers for technology, operations and finance.
☐	Development, support and operational costs related to Pixel Precision™ software.
☐	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2012, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $47,885 at March 31, 2013.

We had negative working capital of $1,079,215 at March 31, 2013.

During the three months ended March 31, 2013, we used $253,815 of cash for operating activities, a decrease of $47,345 or 16% compared to the three months ended March 31, 2012. The decrease in the use of cash for operating activities was a result of the reduction in the change in accounts payable and the increase in amortization of OID from our convertible notes.

There was no cash used in investing activities during the three months ended March 31, 2013 or for the three months ended March 31, 2012.

Cash provided by financing activities during the three months ended March 31, 2013 was $300,350, a decrease of $64,430 or 18% compared to the three months ended March 31, 2012.  The decrease was the result of warrant exercise advances under the terms of our convertible debentures and notes.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 1,000,000 shares of the common stock at a pre-split exercise price of $10.90 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2011, Golden State converted $6,760 of the $100,000 debenture into 60,601,868 pre-split shares of common stock, exercised warrants to purchase 67,600 pre-split shares of common stock at $10.90 per share based on the formula in the convertible debenture. Additionally Golden State advanced $753,381 against future exercises of warrants of which $736,840 was applied to the exercise of warrants leaving $16,542 of unapplied advances at December 31, 2011. During 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2013, Golden State converted $1,550 of the $100,000 debenture into 5,409,397 post-split shares of common stock, exercised warrants to purchase 443 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $209,950 against future exercises of warrants of which $168,950 was applied to the exercise of warrants leaving $41,001 of unapplied advances at March 31, 2013.

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. The Company applied and received the remaining $13,029 of grant funds in 2013 that were earned through the end of the grant period, August 31, 2012.

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

5% Convertible Promissory Note #1

On June 6, 2012 (the “Effective Date”), the Company issued and sold to JMJ Financial (“JMJ”) a convertible promissory note ("Note #1"), which Note #1 allows the Company to request advances of principal up to its face amount of $275,000. Note #1 includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. On June 6, 2012, JMJ advanced $50,000 on Note #1 and collected $4,000 OID, bringing the principal amount borrowed by the Company of Note #1 to $54,000. During 2013, JMJ advanced an additional $48,500 towards Note #1 and collected $23,500 OID. Additionally JMJ converted $52,767 of Note #1 into 2,400,000 shares of common stock at $0.022 per share based on the formula in Note #1. In addition to the OID, Note #1 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #1, JMJ may, at its election, convert all or a part of Note #1 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. In addition, pursuant to the terms of Note #1, the Company agreed to include on the next registration statement filed by the Company with the SEC all shares issuable upon conversion of Note #1. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of Note #1. If the Company repays Note #1 on or before ninety days from the Effective Date, the interest rate will be zero percent. If the Company does not repay Note #1 on or before ninety days from the Effective Date, a one-time interest charge of 5% shall be applied to the principal sum of $275,000. The principal of Note #1 is due one year from the date of each of the principal amounts advanced.

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

The Widener Bridge Note matured on or about November 26, 2012, on which date all past due amounts of the Widener Bridge Note began accruing interest at 15% per annum. Pursuant to the Widener Amendment, Mr. Widener agreed to extend the maturity date of the Widener Bridge Note from November 26, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Widener. Subsequent to April 30, 2013, Mr. Widener converted the entire $78,000 balance of the Widener Bridge Note into 2,025,974 shares of common stock.

On January 26, 2013, the Company entered into an amendment agreement (the “Keen Amendment”) with Victor F. Keen, the holder of that certain Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000 issued by the Company on September 10, 2012.

The Keen Bridge Note matured on or about December 10, 2012, on which date all past due amounts of the Keen Bridge Note began accruing interest at 15% per annum. Pursuant to the Keen Amendment, Mr. Keen agreed to extend the maturity date of the Keen Bridge Note from December 10, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Keen. Subsequent to April 30, 2013, Mr. Keen agreed to waive any defaults for non-payment of the Keen Bridge Note or failure to issue shares of our common stock upon conversion until such time as the Company has filed its first 2013 quarterly report.

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

Subsequent Events

Debentures payable

Subsequent to March 31, 2013, Golden State converted $540 of the 4.75% convertible debenture into 3,559,422 shares of common stock at $0.00015 per share, exercised 154 warrants at $381.50 per share and advanced $18,530 for exercise of the warrants under the terms of the securities purchase agreements.

Subsequent to March 31, 2013, JMJ converted $33,858 of the 5% convertible note into 3,657,305 shares of common stock at $0.009 per share.

Subsequent to March 31, 2013, George Widener converted the entire $78,000 Widener Bridge Noteinto 2,025,974 shares of common stock and Victor Keen extended the Keen Bridge Note to May 31, 2013.

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

Item 1A.Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During three-month period ended March 31, 2013, Golden State converted $1,550 of the $100,000 debenture into 5,409,397 post-split shares of common stock, exercised warrants to purchase 443 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $209,950 against future exercises of warrants of which $168,950 was applied to the exercise of warrants leaving $41,001 of unapplied advances at March 31, 2013.

Duringthree-month period ended March 31, 2013, JMJ advanced an additional $25,000 on Note #1and collected $23,500 OID. Additionally JMJ converted $52,767 of Note #1 into 2,400,000 shares of common stockat $0.022 per share based on the formula in Note #1.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

On April 15, 2013, the Company completed the sale of twooptions to purchase 10,000,000 shares of the Company’s common stock (the “Option Agreements”) to two accredited investors. One of the accredited investors was Victor Keen, a director on the Board of Directors of the Company. Each of the Option Agreements provide for the option to purchase up to 10,000,000 shares of restricted common at a purchase price of $0.01 per share. The holders of the Option Agreements may exercise the option to purchase common stock on a cashlessbasis. Furthermore, the holders of the Option Agreements were granted “piggyback” registration rights for the inclusion, on a subsequentregistration statement, the shares of common stock underlying the Option Agreements.The gross proceeds to the Company for the sale of both Option Agreements was $100,000.The foregoing information is a summary of each of the Option Agreements, is not complete, and is qualified in its entirety by reference to the full text of the Option Agreements, a form of which is attached as an exhibit to this Quarterly Report on Form 10-Q. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

In connection with the securities issuances reported in this Item, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was employed in offering any securities.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Form of Option Agreements
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: May 15, 2013	/s/ Mark Willner
	Name:	Mark Willner
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Robinson
	Name:	Ronald Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

