Form 10-Q
period 2013-06-30
3DICON CORP
filed 2013-08-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer ”, “accelerated filer ” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 13, 2013, the issuer had 96,883,036 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	F-2

Statements of Operations for the three and six months ended June 30, 2013 and 2012 and period from inception (January 1, 2001) to June 30, 2013 (Unaudited)	F-3

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to June 30, 2013 (Unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and period from inception (January 1, 2001) to June 30, 2013 (Unaudited)	F-5

Notes to Financial Statements, June 30, 2013 (Unaudited)	F-6

3DIcon CORPORATION

(A Development Stage Company)

BALANCE SHEETS

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$119,445	$1,350
Prepaid expenses	6,553	12,610
Accounts receivable	-	78,428
Total current assets	125,998	92,388

Net property and equipment	1,198	4,280
Deposits-other	2,315	2,315
Total Assets	$129,511	$98,983

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$540,855	$660,840
Warrant exercise advances	46,851	1
Accounts payable	503,457	324,473
Accrued salaries	19,652	10,958
Accrued interest on debentures	15,953	12,246
Total current liabilities	1,126,768	1,008,518

Convertible debentures payable	70,825	73,665

Long term debt	70,825	73,665

Total Liabilities	1,197,593	1,082,183

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 76,597,574 and 45,934,839 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	15,320	9,187
Additional paid-in capital	17,780,948	17,044,786
Deficit accumulated during development stage	(19,349,999)	(18,522,822)
Total Stockholders' Deficiency	(1,553,731)	(1,468,849)
Total Liabilities and Stockholders' Deficiency	$129,511	$98,983

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 and 2012 and

Period from Inception (January 1, 2001) to June 30, 2013

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Inception to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Income:
License fee	$-	$-	$-	$-	$25,000
Sales	-	-	1,500	-	42,297
Grant income	-	11,020	-	63,668	281,492

Total income	-	11,020	1,500	63,668	348,789

Expenses:
Research and development	86,837	152,908	190,442	286,389	4,868,117
General and administrative	320,880	323,198	584,852	618,192	14,179,149
Interest	33,116	2,830	53,383	4,710	651,522

Total expenses	440,833	478,936	828,677	909,291	19,698,788

Net loss	$(440,833)	$(467,916)	$(827,177)	$(845,623))	$(19,349,999)

Loss per share:
Basic and diluted	$(0.007)	$(0.013)	$(0.014)	$(0.024)

Weighted average shares outstanding, Basic and diluted	65,014,503	37,051,815	58,135,328	35,466,209

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to June 30, 2013

(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108	112,433

Accrue compensation earned but unrecorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914	(1,792,157)

Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	12,308,915	2,462	754,378	-	756,840
Debentures converted	252,267,600	50,453	653,093	-	703,546
Stock issued for services	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	285,600	-	285,600
Retrospective adjustment for the 1:35 reverse common stock split on April 27, 2012	(1,119,574,221)	(223,915)	223,915
Net loss for the period	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	32,928,654	6,586	15,168,005	(16,421,120)	(1,246,529)

Warrants and options exercised	2,285	1	871,051	-	871,052
Debentures converted	9,884,674	1,976	37,803	-	39,779
Stock issued for interest	1,076	1	2,046	-	2,047
Stock issued for services	2,248,640	450	245,650	-	246,100
Stock issued for liabilities	869,510	173	366,191	-	366,364
Stock based compensation	-	-	354,040	-	354,040
Net loss for the period	-	-	-	(2,101,702)	(2,101,702)
Balance, December 31, 2012	45,934,839	9,187	17,044,786	(18,522,822)	(1,468,849)

Warrants and options exercised	811	1	309,559	-	309,560
Debentures converted	26,906,923	5,381	233,304	-	238,685
Stock issued for services	2,656,250	531	62,019		62,550
Stock issued for liabilities	1,098,751	220	31,280		31,500
Options issued for cash	-	-	100,000		100,000
Net loss for the period	-	-	-	(827,177)	(827,177)
Balance June 30, 2013	76,597,574	$15,320	$17,780,948	$(19,349,999)	$(1,553,731)

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

and Period from Inception (January 1, 2001) to June 30, 2013

(unaudited)

	Six Months	Six Months	Inception to
	Ended June 30,	Ended June 30,	June 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(827,177)	$(845,623)	$(19,349,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services		72,520	2,986,618
Stock issued for services	62,550	183,100	2,546,645
Stock issued for interest	-	-	143,719
Book value of assets retired	-	-	6,529
Amortization of debt issuance costs	30,860	332	280,107
Depreciation	3,082	2,870	35,802
Impairment of assets	-	-	292,202
Change in:
Accounts receivable	13,028	3,971	-
Prepaid expenses and other assets	6,057	(17,313)	(257,268)
Accounts payable and accrued liabilities	222,885	(70,593)	2,731,642

Net cash used in operating activities	(488,715)	(670,736)	(10,584,003)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(43,529)
Net cash used in investing activities	-	-	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	421,810	638,831	5,699,376
Proceeds from issuance of debentures, notes and options	185,000	46,000	5,047,591

Net cash provided by financing activities	606,810	684,831	10,746,967

Net increase in cash	118,095	14,095	119,435
Cash, beginning of period	1,350	17,666	10
Cash, end of period	$119,445	$31,761	$119,445

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$238,685	$3,563	$4,536,145
Cash paid for interest	$18,816	$1,634	$322,512
Stock issued to satisfy payables	$31,500	$366,364	$2,385,117
Debenture issued to satisfy payable	$-	$-	$154,916
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2013, and the statements of its operations for the three and six months ended June 30, 2013 and 2012, and the period from inception (January 1, 2001) to June 30, 2013, and cash flows for the six-month periods ended June 30, 2013 and 2012, and the period from inception (January 1, 2001) to June 30, 2013, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $19,349,999 for the period from inception (January 1, 2001) to June 30, 2013, and a net loss of $827,177 and $845,623 for the six-months ended June 30, 2013 and 2012, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Pursuant to the 4.75% Convertible Debenture due in December 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year or until the Debenture is converted in full.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon our current stock price, our issued and outstanding shares as of June 30, 2013 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding from Golden State as a result of warrant exercises. During the six-months ended June 30, 2013, the Company received $421,810 in funding under the terms of the 4.75% Convertible Debenture (see Note 4).

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

Note 3 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $-0- and $63,688 from the grant during the six-month periods ended June 30, 2013 and 2012, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012.

During the six-month periods ended June 30, 2013 and 2012, the Company charged operations $-0- and $9,780, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant.

Note 4 – Debentures and Notes Payable

Debentures payable consist of the following:

	June 30, 2013	December 31, 2012
Senior Convertible Debentures:
10% convertible debentures from Directors due June 2014	$30,000	$-
10% Debenture due 2013	29,007	29,007
4.75% Debenture due 2014	70,825	73,665
5.0% Notes due 2013 (net of $4,006 and $6,167 OID)	96,848	168,833
15% Bridge notes due 2013	385,000	463,000

Total Debentures	611,680	734,505
Less - Current Maturities	(540,855)	(660,840)
Long-term Debentures	$70,825	$73,665

Director Debenture

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full or on before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, due September 30, 2013. NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 28,571 post-split equivalent shares of the common stock at an exercise price of $381.50 per post-split share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During the year ended December 31, 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2013, Golden State converted $2,840 of the $100,000 debenture into 13,423,644 post-split shares of common stock, exercised warrants to purchase 811 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $421,810 against future exercises of warrants of which $309,560 was applied to the exercise of warrants leaving $46,851 of unapplied advances at June 30, 2013.

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

5% Convertible Promissory Note #1

On June 6, 2012, the Company issued and sold a convertible promissory note ("Note #1") in the principal amount of $275,000 to JMJ Financial (“JMJ”). Note #1 includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. JMJ advanced $75,000 and collected $6,000 OID during 2012. During 2013, JMJ advanced an additional $55,000 on the note and collected $15,500 OID. Additionally, JMJ converted $86,625 of the note into 6,057,305 shares of common stock at an average of $0.0143 per share based on the formula in the note. In addition to the OID, Note #1 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #1, JMJ may, at its election, convert all or a part of Note #1 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays Note #1 on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay Note #1 on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal sum. The Company did not repay Note #1 within the ninety-day period and $2,500 of interest has been accrued. The principal of Note #1 is due one year from the date of each of the principal amounts advanced.

5% Convertible Promissory Note #2

On August 1, 2012, the Company issued and sold a convertible promissory note #2 (“Note #2") in the principal amount of $140,000 to JMJ. Note #2 includes a $15,000 OID that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $75,000 on Note #2 and collected $6,000 OID. During 2013 JMJ converted $71,220 of the note into 5,400,000 shares of common stock at an average of $0.0077 per share based on the formula in the note. In addition to the OID, Note #2 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #2, JMJ may, at its election, convert all or a part of Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays Note #2 on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay Note #2 on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay Note #2 within the ninety day period and $5,000 of interest has been accrued. The principal of Note #2 is due one year from the date of each of the principal amounts advanced.

The Notes were subject to a Mandatory Registration Agreement (the “Agreement”) whereby no later than August 31, 2012, the Company agreed to file, at its own expense, an amendment to the S-1 Registration Statement which the Company filed with the SEC on July 3, 2012, to include in such Registration Statement 4,750,000 shares of common stock issuable under the Notes as set forth below. The Company thereafter used its best efforts to cause such Registration Statement to become effective as soon as possible after such filing but in no event later than one hundred and twenty (120) days from August 1, 2012, the date of the Agreement. Failure to have the Registration Statement declared effective within 120 days of the date of the Agreement resulted in a penalty/liquidated damages of $25,000. Any such penalties/liquidated damages were added to the balance of either the Note #1 or the Note #2 at the Holder’s discretion (under the Holder’s and the Company’s expectation that those penalties/liquidated damages will tack back to the date of such Note for purposes of Rule 144).

The registration was not declared effective within the 120 day period as specified in the Agreement and $25,000 was added to the principal of Note #2. The Registration Statement was declared effective on February 13, 2013.

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

On January 26, 2013, the Company entered into two amendment agreements (the “Amendment Agreements”) with the two accredited investors, the holders of certain Convertible Bridge Notes (the “Bridge Notes”) in principal amounts of $78,000 and $60,000, which Bridge Notes were issued by the Company on August 28, 2012 and September 10, 2012, respectively. Victor Keen, a director on the Company’s Board of Directors, is a holder of the $60,000 Bridge Note.

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

Pursuant to the Amendments, the holders agreed to extend the maturity of the Bridge Note to April 30, 2013 and waive any and all defaults, default interest and Liquidated Damages then due to each of the holders. Upon maturity, George Widener converted the entire balance of his $78,000 Bridge Note into 2,025,974 shares of common stock. Victor Keen extended the maturity of his Bridge Note to May 15, 2013.

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

Warrants issued

As of June 30, 2013, there are warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on May 22, 2014 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 20,234 shares of common stock at a price of $381.50 per share which expire December 31, 2014.

Common stock and options issued for services and liabilities

During the six-month periods ended June 30, 2013 and 2012, shares of common stock totaling 2,656,250 and 1,183,942, respectively were issued for consulting services for which the Company recognized $62,550 and $183,100 of expense, respectively.  Additionally, during the period ending June 30, 2013 and 2012, shares totaling 1,098,751 and 869,510, respectively were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $31,500 and $366,364, respectively.

Employment Agreement - On March 19, 2012 the Company announced that Sidney Aroesty would resign as CEO and join the Board of Directors.

Employment Agreement - On March 13, 2012, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Employment Agreement, Mr. Willner is entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase 57,143 shares at a price equal to the average price of the five day period prior to March 19, 2012 which was $0.35 (the “Strike Price”). Furthermore, since Mr. Willner remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571.5 shares at the Strike Price. In addition, since the Company achieved certain quarterly business objectives, Mr. Willner received, at the end of each such quarterly period, a further grant of stock options to purchase 28,571.5 shares at the Strike Price. The estimated fair value of each of the 57,143 block of options, valued at $18,840, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

On April 11, 2013, the Company completed the sale of two options, each to purchase 10,000,000 shares of the Company’s common stock (the “Option Agreements”) to two accredited investors. One of the accredited investors was Victor Keen, a director on the Board of Directors of the Company. Each of the Option Agreements provide for the option to purchase up to 10,000,000 shares of restricted common stock at a purchase price of $0.01 per share. The holders of the Option Agreements may exercise the option to purchase common stock on a cashless basis for a period of five years. Furthermore, the holders of the Option Agreements were granted “piggyback” registration rights for the inclusion, on a subsequent registration statement, the shares of common stock underlying the Option Agreements. The gross proceeds to the Company for the sale of both Option Agreements were $100,000.

The following summary reflects warrant and option activity for the six-month period ended June 30, 2013:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2012	221,122	21,045	3,045,989
Granted/purchased	-	-	20,000,000
Exercised	-	(811)	-
Cancelled	-	-	-

Outstanding June 30, 2013	221,122	20,234	23,045,989

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

In April 2012, the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling 1,755,001 and 2,172,463 were issued from the 2012 EIP during 2013 and 2012 respectively, for services rendered and to satisfy accounts payable to the Company. There are currently 1,072,536 shares available for issuance under the 2012 EIP.

In June 2013, the Company established the 3DIcon Corporation 2013 Equity Incentive Plan (the "2013 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2013 EIP shall not exceed twenty million (20,000,000) post-split shares.  The shares are included in a registration statement filed June 10, 2013. Post-split shares totaling 2,000,000 were issued from the 2013 EIP during 2013 for services rendered. There are currently 18,000,000 shares available for issuance under the 2013 EIP.

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

2013	$12,000
2014	23,000
2015	13,000

Total	$48,000

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended June 30, 2013 and June 30, 2012, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $14,539 and $14,438, respectively.

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

Note 10 – Subsequent Events

GCASIF Convertible Bridge Note

On July 22, 2013, the Company entered into a third amendment agreement (the “Third Amendment”) with CP US Income Group LLC (“CPUS”), the successor in interest of GCA Strategic Investment Fund Limited to that certain Convertible Bridge Note in principal amount of $300,000 and due November 26, 2012, as amended on December 21, 2012 to increase the principal amount to $325,000 and on May 28, 2013 to extend the maturity date to August 1, 2013 (the “Assigned Note”) and that certain Securities Purchase Agreement dated as of August 24, 2012, as amended on December 21, 2012 and May 28, 2013 (the “Assigned SPA”).

Pursuant to the Amendment, CPUS agreed to extend the maturity of the Assigned Note from August 1, 2013 to July 22, 2014 and to waive, if any, existing or prior defaults under the Assigned Note or Assigned SPA and the Company agreed to (i) amend the conversion price of the Assigned Note to the greater of (x) the par value of the Common Stock, or (y) 60% of the lowest closing bid price, as reported by Bloomberg, L.P., for the 10 trading days prior to the date CPUS requests conversion of all or part of the Assigned Note; and (ii) agreed to file a prospectus supplement to the Form 424B3 filed by the Company on February 15, 2013 in order to identify CPUS as a Selling Stockholder in place of GCASIF.

Keen Convertible Bridge Note

On July 30, 2013 (the “Amendment Date”), the Company entered into a second amendment agreement (the “Second Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend that certain Convertible Bridge Note in principal amount of $60,000 and due December 10, 2012, as amended by that certain Amendment to Securities Purchase Agreement dated as of January 23, 2013, extending the maturity date to April 30, 2013, and by letter agreement dated May 1, 2013, extending the maturity date to May 15, 2013 and that certain Securities Purchase Agreement dated as of September 10, 2012, as amended on January 23, 2013 (the “Keen SPA”).

Pursuant to the Second Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from May 15, 2013 to August 31, 2013 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA and the Company agreed to (i) amend the conversion provision to allow for conversions based on a conversion price calculated on the Amendment Date or the New Maturity Date; and (ii) to include an interest rate equal to 10% per annum, payable on the New Maturity Date, as amended, which accrual shall commence on December 10, 2012.

Settlement Agreement

On July 26, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. 3DIcon Corporation, Case No. 2013 CA 5705 NC (the “Action”). IBC commenced the Action against the Company on July 19, 2013 to recover an aggregate of $197,630.64 of past-due accounts payable of the Company, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors (the “Assigned Accounts”), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development, accounting and legal services.  The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on July 26, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company issued 650,000 shares of Common Stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $197,630.64 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC minus $0.002.

Common stock issued for services and liabilities

Subsequent to June 30, 2013, shares of common stock totaling 5,160,599 were issued for consulting services for which the Company recognized $108,300 of expense.

Subsequent to June 30, 2013, shares of common stock totaling 4,000,000 were issued in connection with the Settlement Agreement and the liabilities contained thereunder.

Subsequent to June 30, 2013, shares of common stock totaling 9,439,419 were issued upon conversion of $106,696 in principal of outstanding convertible promissory notes of the Company.

Subsequent to June 30, 2013, shares of common stock totaling 86 were issued upon exercise of 86 warrants at $381.50 per share for $32,700 and advanced $100,000 for future exercise of warrants under the terms of the securities purchase agreements.

OCAST Grant

On July 2, 2013, the Company issued a press release announcing that the Company was awarded a $300,000 grant in this year’s Oklahoma Applied Research Support competition sponsored by the Oklahoma Center for the Advancement of Science and Technology. The Company explained that the grant money will be used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. Accordingly, the first year ended on August 31, 2010.  The award was for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company received approval for a no cost extension request for the second year of the contract, extending the second year to August 31, 2012. The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to December 31, 2012. The Company applied for and received the remaining $13,029 of grant funds in 2013 that were earned through the end of the grant period, August 31, 2012.

In July 2013, the Company won first place in the Oklahoma Center for the Advancement of Science and Technology’s Oklahoma Applied Research Support competition, securing $300,000 in grant funding. The Company intends to use the funds provided by the grant to support the development of its First Product Platform, which will be the basis of a family of products leveraging the Company’s CSpace® volumetric 3D display technology.

Overview of Business

3DIcon is a small public company that is further developing a patented volumetric 3D display technology that was developed by and with the University of Oklahoma (the “University” or “OU”) under a Sponsored Research Agreement. The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the Sponsored Research Agreement, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

On May 26, 2009, the United States Patent and Trademark Office ("USPTO") approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. Under our agreement with the University of Oklahoma, the University filed a continuation patent application on November 19, 2010, called “3D Light Surface Display”.  This application provides additional protections of our CSpace® technology. These patents describe what we are calling our CSpace® technology (“CSpace”).

At this time, we do not own any intellectual property rights in these technologies, and, apart from the Sponsored Research Agreement with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to further develop and commercialize this technology and the intellectual property developed by the University. 3DIcon plans to initially target high value professional applications with products based on this technology within the government and industrial sectors including but not limited to the following: air traffic control, passenger, luggage screening, battle space visualization, underwater targeting, navigation, and exploration, simulation and training, medical imaging, oil and gas exploration, weather forecasting, and automotive and aerospace design.. On April 6, 2009, we filed a provisional patent on an emissive two-dimensional screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/Inflexible Front/Back Projection screen or display" and owned solely by 3DIcon Corporation.  On March 12, 2013, we filed a provisional patent application for glasses-free rear projection 3D display with a new architecture that we believe will significantly lower the cost of this type of display. This provisional patent application is called “Holoform Projection Display” and is solely owned by 3DIcon. On July 26th, 2013, we filed a provisional patent application called “Ultra High Resolution Three-Dimensional Display” for a Z-axis scanning system that significantly enhances the performance of the CSpace technology and that is solely owned by 3DIcon.

Since March of 2012, the Company has been exploring the possibility of developing and/or marketing glasses-free flat screen 3D displays based on next generation glasses-free flat screen 3D display technology internally developed, acquired or licensed from another company. This technology and any resultant display products would be in addition to and complementary with our internally developed CSpace glasses-free volumetric 3D display technology. In 2012, the company met with multiple glasses-free flat screen 3D display companies, and has had discussions with several of these companies about a potential acquisition or partnership. Currently, we do not have any agreements in place that would allow such entry into the flat screen segment of the glasses-free 3D display industry and no assurances can be made, if an acquisition or partnership is consummated, that the Company could successfully bring to market such technology.

Progress on Research and Development Activities

Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing eight provisional patents; five of the eight provisional patents have been combined and converted to five utility US patents, one pending European patent and one pending Japanese patent.

List of the issued US patents:

-	”Computer System with Digital Micromirror Device,” United State Patent 8,487,865. July 16, 2013.
-	”3D Volumetric Display,” United State Patent 8,247,755. August 21, 2012.
-	”3D Light Surface Display,” United State Patent 8,075,139, December 13, 2011.
-	”Light Surface Display for Rendering a Three-Dimensional Image,” United State Patent 7,858,913, December, 28, 2010.
-	“Volumetric liquid crystal display for rendering a three-dimensional image,” United States Patent 7,537,345, May 26, 2009.

List of the pending patents:

European, pending

”Light Surface Display for Rendering a Three-Dimensional Image,” European Application Number EP07755984. Filed April 25, 2007.

Japanese, pending

“Light Surface Display for Rendering a Three-Dimensional Image.” Japanese Patent Application No. 2009-507766.

As mentioned above, 3DIcon has been aggressively working to enhance the performance of CSpace display and create new 3D display technologies. Up-to-date, we filed two provisional patents that are solely owned by 3DIcon

List of filed provisional patents owned by 3DIcon

-	“Holoform Projection Display” US Provisional Patent filed on March 12, 2013
-	“Ultra High Resolution Three-Dimensional Display” US Provisional Patent filed on July 26, 2013

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Revenue

The Company completed the OCAST grant in August 2012. However, we did receive the remaining OCAST grant earnings during the three months ended June 30, 2013 for grant funding approved through August 2012. We earned $11,020 from the OCAST grant during the three months ended June 30, 2012.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have not earned any income from the sales of Pixel Precision for the three-months ended June 30, 2013 and June 30, 2012, respectively.

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

Research and Development Expenses

The research and development expenses were $86,837 for the three months ended June 30, 2013, as compared to $152,908 for the three months ended June 30, 2012.  The net decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $18,890, travel of $5,387, patents of $10,845, options issued of $18,840, and the purchase of approximately $12,393 of R & D equipment.

General and Administrative Expenses

Our general and administrative expenses were $320,880 for the three months ended June 30, 2013, as compared to $323,198 for the three months ended June 30, 2012.  The net decrease is due primarily to a $59,387 increase in legal fees regarding the DTC chill in 2013, a decrease of $18,840 in options issued to the new CEO in 2012, a decrease in accounting fees of $17,500 a decrease in filing fees of $11,109, a decrease in various administrative expenses of $8,000 and a $3,352 decrease due to the completion of management consultant contracted in early 2012.

Interest Expense

Interest expense for the three months ended June 30, 2013 was $33,116 as compared to $2,830 for the three months ended June 30, 2012.  The net increase was a result of an increase in the amounts outstanding on our JMJ convertible notes, bridge notes, OID amortization of $14,600, extension fee of $15,000 and a decrease in interest costs on our 4.75% Convertible Debenture.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Revenue

The Company completed the OCAST grant in August 2012. However, we did receive the remaining OCAST grant earnings during the six months ended June 30, 2013 for grant funding approved through August 2012. We earned $63,668 from the OCAST grant during the six months ended June 30, 2012.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have earned income of $1,500 and $-0- before commissions and costs from the sales of Pixel Precision for the six-months ended June 30, 2013 and June 30, 2012, respectively.

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

Research and Development Expenses

The research and development expenses were $190,442 for the six months ended June 30, 2013, as compared to $286,389 for the six months ended June 30, 2012.  The net decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $66,671, patents $11,865, and options issued for $18,840.

General and Administrative Expenses

Our general and administrative expenses were $584,852 for the six months ended June 30, 2013, as compared to $618,192 for the six months ended June 30, 2012.  The net decrease is due primarily to a $76,800 increase in legal fees regarding the DTC chill in 2013, a decrease of $37,680 in options issued to the new CEO in 2012, decreases in accounting fees of $14,094, outside consultants of $4,250, payroll taxes of $5,966, insurance of $3,956, filing fees of $7,170, and rent of $2,800.

Interest Expense

Interest expense for the six months ended June 30, 2013 was $53,383 as compared to $4,710 for the six months ended June 30, 2012.  The net increase was a result of an increase in the amounts outstanding on our convertible notes, bridge notes, $30,860 OID amortized on our new notes, an extension fee of $15,000 and a decrease of $1,352 in interest costs on our 4.75% Convertible Debenture.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

•	Research and development expenses pursuant to our SRA with the University. This includes development of an initial demonstrable prototype and a second prototype for static volume technology.
•	Acceleration of research and development through increased research personnel as well as other research agencies.
•	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
•	Hiring executive officers for technology, operations and finance.
•	Development, support and operational costs related to Pixel Precision software.
•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2012, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $119,445 at June 30, 2013.

We had negative working capital of $1,000,770 at June 30, 2013.

During the six months ended June 30, 2013, we used $488,715 of cash for operating activities, a decrease of $182,021 or 27% compared to the six months ended June 30, 2012. The decrease in the use of cash for operating activities was a result of the increase in accounts payable.

There was no cash used in investing activities during the six months ended June 30, 2013 or for the six months ended June 30, 2012.

Cash provided by financing activities during the six months ended June 30, 2012 was $606,810, a decrease of $78,021 or 11% compared to the six months ended June 30, 2012.  The decrease was the result of warrant exercise advances from Golden State under the terms of our 4.75% convertible debenture.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 1,000,000 shares of the common stock at a pre-split exercise price of $10.90 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2013, Golden State converted $2,840of the $100,000 debenture into 13,423,644post-split shares of common stock, exercised warrants to purchase 811post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $421,810against future exercises of warrants of which $309,560was applied to the exercise of warrants leaving $46,851of unapplied advances at June 30, 2013.

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. Accordingly, the first year ended on August 31, 2010.  The award was for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company received approval for a no cost extension request for the second year of the contract, extending the second year to August 31, 2012. The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to December 31, 2012. The Company applied for and received the remaining $13,029 of grant funds in 2013 that were earned through the end of the grant period, August 31, 2012.

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

Director Debenture

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full or on before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

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

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, due September 30, 2013. NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

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

Pursuant to the GCASIF Amendment, GCASIF agreed to extend the maturity of the GCA Bridge Note from November 22, 2012 to March 21, 2013 and the Company agreed to (i) increase the principal amount of the GCA Bridge Note from $300,000 to $325,000; (ii) amend the conversion price of the GCA Bridge Note to the lesser of $0.04, or 100% of the Volume Weighted Average Price, as reported by Bloomberg, L.P., for the 5 trading days prior to the effective date of the Registration Statement; and (iii) grant additional registration rights to GCASIF from 5,172,414 shares to 8,000,000 shares of the Company’s common stock into which the GCA Bridge Note may be convertible. Furthermore, GCASIF agreed to waive any and all defaults, default interest and the Liquidated Damages due to GCASIF. In connection with the GCASIF Amendment, the Company agreed to pay GCASIF a fee of $20,000. Subsequent to March 21, 2013, GCASIF agreed to waive any defaults resulting from the non-payment of the GCA Bridge Note, so long as, GCASIF is paid in full by April 15, 2013 or GCASIF elects to convert the GCA Bridge Note into shares of the Company’s common stock on or before April 15, 2013. Subsequent to April 15, 2013, the GCA Bridge Note was assigned to a successor in interest and the Company executed an amendment to the GCA Bridge Note in order to extend the maturity until July 22, 2014 and reduce the conversion price to the greater of (x) the par value of the Common Stock, or (y) 60% of the lowest closing bid price, as reported by Bloomberg, L.P., for the 10 trading days prior to the date the conversion of all or part of its principal and interest are requested.

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

The Keen Bridge Note matured on or about December 10, 2012, on which date all past due amounts of the Keen Bridge Note began accruing interest at 15% per annum. Pursuant to the Keen Amendment, Mr. Keen agreed to extend the maturity date of the Keen Bridge Note from December 10, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Keen. Subsequent to April 30, 2013, Mr. Keen agreed to waive any defaults for non-payment of the Keen Bridge Note or failure to issue shares of our common stock upon conversion until August 31, 2013.

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

Subsequent Events

GCASIF Convertible Bridge Note

On July 22, 2013, the Company entered into a third amendment agreement (the “Third Amendment”) with CP US Income Group LLC (“CPUS”), the successor in interest of GCA Strategic Investment Fund Limited to that certain Convertible Bridge Note in principal amount of $300,000 and due November 26, 2012, as amended on December 21, 2012 to increase the principal amount to $325,000 and on May 28, 2013 to extend the maturity date to August 1, 2013 (the “Assigned Note”) and that certain Securities Purchase Agreement dated as of August 24, 2012, as amended on December 21, 2012 and May 28, 2013 (the “Assigned SPA”).

Pursuant to the Amendment, CPUS agreed to extend the maturity of the Assigned Note from August 1, 2013 to July 22, 2014 and to waive, if any, existing or prior defaults under the Assigned Note or Assigned SPA and the Company agreed to (i) amend the conversion price of the Assigned Note to the greater of (x) the par value of the Common Stock, or (y) 60% of the lowest closing bid price, as reported by Bloomberg, L.P., for the 10 trading days prior to the date CPUS requests conversion of all or part of the Assigned Note; and (ii) agreed to file a prospectus supplement to the Form 424B3 filed by the Company on February 15, 2013 in order to identify CPUS as a Selling Stockholder in place of GCASIF.

Keen Convertible Bridge Note

On July 30, 2013 (the “Amendment Date”), the Company entered into a second amendment agreement (the “Second Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend that certain Convertible Bridge Note in principal amount of $60,000 and due December 10, 2012, as amended by that certain Amendment to Securities Purchase Agreement dated as of January 23, 2013, extending the maturity date to April 30, 2013, and by letter agreement dated May 1, 2013, extending the maturity date to May 15, 2013 and that certain Securities Purchase Agreement dated as of September 10, 2012, as amended on January 23, 2013 (the “Keen SPA”).

Pursuant to the Second Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from May 15, 2013 to August 31, 2013 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA and the Company agreed to (i) amend the conversion provision to allow for conversions based on a conversion price calculated on the Amendment Date or the New Maturity Date; and (ii) to include an interest rate equal to 10% per annum, payable on the New Maturity Date, as amended, which accrual shall commence on December 10, 2012.

Settlement Agreement

On July 26, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. 3DIcon Corporation, Case No. 2013 CA 5705 NC (the “Action”). IBC commenced the Action against the Company on July 19, 2013 to recover an aggregate of $197,630.64 of past-due accounts payable of the Company, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors (the “Assigned Accounts”), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development, accounting and legal services.  The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on July 26, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company issued 650,000 shares of Common Stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $197,630.64 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC minus $0.002.

Common stock issued for services and liabilities

Subsequent to June 30, 2013, shares of common stock totaling 5,160,599 were issued for consulting services for which the Company recognized $108,300 of expense.

Subsequent to June 30, 2013, shares of common stock totaling 4,000,000 were issued in connection with the Settlement Agreement and the liabilities contained thereunder.

Subsequent to June 30, 2013, shares of common stock totaling 9,439,419 were issued upon conversion of $106,696 in principal of outstanding convertible promissory notes of the Company.

Subsequent to June 30, 2013, shares of common stock totaling 86 were issued upon exercise of 86 warrants at $381.50 per share for $32,700 and advanced $100,000 for future exercise of warrants under the terms of the securities purchase agreements.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended June 30, 2013, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2013, shares of common stock totaling 2,656,250 were issued for consulting services for which the Company charged operations $62,550.

During the six-month period ended June 30, 2013, an aggregate of $238,685 of outstanding convertible debentures were converted into 26,906,923 shares of common stock.

During the six-month period ended June 30, 2013, an aggregate of 811 warrants to purchase shares of common stock were exercised at a purchase price of $381.50 per share.

On June 25, 2013, the Company issued two Convertible Debentures (the “Convertible Debentures”), each with a principal amount of $15,000, to two members of the Company’s Board of Directors, Victor Keen and Martin Keating. The Company received proceeds of $30,000 for the sale of the Convertible Debentures. The Convertible Debentures mature on June 26, 2014 and accrue interest at a 10% per annum interest rate. The Convertible Notes are convertible in whole or part at a conversion rate equal to $0.01 per share. The proceeds of from the sale of the Convertible Debentures will be used by the Company for general working capital. The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act of 1933 (the “Securities Act”) in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Convertible Debenture dated June 25, 2013
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: August 14, 2013	/s/ Mark Willner
	Name:	Mark Willner
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Robinson
	Name:	Ronald Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

