Form 10-Q
period 2013-09-30
3DICON CORP
filed 2013-11-12
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of November 8, 2013, the issuer had 192,108,289 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	F-2

Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and period from inception (January 1, 2001) to September 30, 2013 (Unaudited)	F-3

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to September 30, 2013 (Unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and period from inception (January 1, 2001) to September 30, 2013 (Unaudited)	F-5

Notes to Financial Statements, September 30, 2013 (Unaudited)	1

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS
September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$18,360	$1,350
Prepaid expenses	25,922	12,610

Accounts receivable	-	78,428
Total current assets	44,282	92,388

Net property and equipment	-	4,280

Deferred debt costs	7,500	-
Deposits-other	2,315	2,315
Total Assets	$54,097	$98,983

Liabilities and Stockholders' Deficiency
Current liabilities:

Current maturities of convertible notes and debentures payable	$516,980	$660,840
Warrant exercise advances	181,451	1
Accounts payable	178,248	324,473

Accrued salaries	8,240	10,958

Accrued interest on debentures	16,075	12,246
Total current liabilities	900,994	1,008,518

Convertible debentures payable	70,225	73,665

Long term debt	70,225	73,665

Total Liabilities	971,219	1,082,183

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Common stock $.0002 par, 1,500,000,000 shares authorized; 141,128,835 and 45,934,839 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	28,226	9,187

Additional paid-in capital	18,242,707	17,044,786
Deficit accumulated during development stage	(19,673,704)	(18,522,822)
Total Stockholders' Deficiency	(1,402,771)	(1,468,849)
Total Liabilities and Stockholders' Deficiency	$54,097	$98,983

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)
See notes to financial statements

F-2

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2013 and 2012 and Period
From Inception (January 1, 2001) to September 30, 2013
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Inception to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Income:
License fee	$-	$-	$-	$-	$25,000
Sales	-	-	1,500	-	42,297
Grant income	-	-	-	63,669	281,492

Total income	-	-	1,500	63,669	348,789

Expenses:
Research and development	90,035	127,759	280,796	414,149	4,958,471
General and administrative	227,111	502,468	811,964	1,120,660	14,406,261
Interest	6,239	35,887	59,622	40,597	657,761

Total expenses	323,385	666,114	1,152,382	1,575,406	20,022,493

Net loss	$(323,385)	$(666,114)	$(1,150,882)	$(1,511,737)	$(19,673,704)

Loss per share:
Basic and diluted	$(0.003)	$(0.016)	$(0.016)	$(0.040)

Weighted average shares outstanding, Basic and diluted	103,714,220	41,459,140	73,495,248	37,991,154

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)
See notes to financial statements

F-3

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period from Inception (January 1, 2001) to September 30, 2013
 (Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	(60,000)	(60,000)
Stock issued for services	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	35,689,560	35,690	723,851	(647,108	112,433

Accrue compensation earned but unrecorded	-	-	-	(90,000)	(90,000)
Stock issued for services	15,347,000	15,347	-	-	15,347
Stock issued for cash	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	25,000,000	5,000	(5,000)	-	-
Stock issued for services	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	42,292	-	42,292
Stock warrants exercised	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	140,400	-	140,400
Stock warrants exercised	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	73,947,656	14,789	1,597,959	(1,999,645	(386,897)

Stock issued for services	4,700,000	940	205,597	-	206,537
Debentures converted	3,000,000	600	149,400	-	150,000
Stock issued for cash	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	33,800	-	33,800
Warrants converted to purchase common stock	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	817,727	164	155,262	-	155,426
Stock issued for interest	767,026	153	38,198	-	38,351
Stock based compensation	-	-	1,274,666	-	1,274,666
Debentures converted	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	1,188,960	238	191,898	-	192,136
Options exercised	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	87,864	-	87,864
Warrants converted to purchase common stock	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	515,677	103	24,897	-	25,000
Warrants exercised	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	654,199	-	654,199
Debentures converted	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	8,671,460	1,734	(1734)	-	-
Stocks issued for service	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	20,607,841	4,122	197,878	-	202,000
Warrants exercised	35,100	7	382,583	-	382,590
Debentures converted	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	13,505	-	13,505
Net loss for the year	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	343,690,812	68,738	10,716,019	(12,576,914	(1,792,157)

Stock issued for cash	5,714,286	1,143	8,857	-	10,000
Warrants exercised	47,523	9	517,991	-	518,000
Debentures converted	255,650,977	51,130	228,061	-	279,191
Stock issued for services	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	418,112	-	418,112
Net loss for the year	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	12,308,915	2,462	754,378	-	756,840
Debentures converted	252,267,600	50,453	653,093	-	703,546
Stock issued for services	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	285,600	-	285,600
Retrospective adjustment for the 1:35 reverse common stock split on April 27, 2012	(1,119,574,221)	(223,915)	223,915
Net loss for the period	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	32,928,654	6,586	15,168,005	(16,421,120)	(1,246,529)

Warrants and options exercised	2,285	1	871,051	-	871,052
Debentures converted	9,884,674	1,976	37,803	-	39,779
Stock issued for interest	1,076	1	2,046	-	2,047
Stock issued for services	2,248,640	450	245,650	-	246,100
Stock issued for liabilities	869,510	173	366,191	-	366,364
Stock based compensation	-	-	354,040	-	354,040
Net loss for the period	-	-	-	(2,101,702)	(2,101,702)
Balance, December 31, 2012	45,934,839	9,187	17,044,786	(18,522,822)	(1,468,849)

Warrants and options exercised	983	1	374,959	-	374,960
Debentures converted	81,588,787	16,318	473,832	-	490,150
Stock issued for services	12,505,475	2,501	217,849	-	220,350
Stock issued for liabilities	1,098,751	219	31,281	-	31,500
Options issued for cash	-	-	100,000	-	100,000
Net loss for the period	-	-	-	(1,150,882)	(1,150,882)
Balance September 30, 2013	141,128,835	$28,226	$18,242,707	$(19,673,704)	$(1,402,771)

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)
See notes to financial statements

F-4

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2013 and 2012
and Period from Inception (January 1, 2001) to September 30, 2013
(unaudited)

	Nine Months	Nine Months	Inception to
	Ended September 30,	Ended September 30,	September 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(1,150,882)	$(1,511,737)	$(19,673,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	325,780	2,986,618
Stock issued for services	220,350	230,350	2,704,445
Stock issued for interest	-	2,047	143,719
Book value of assets retired	-	-	6,529
Amortization of debt issuance costs	35,219	27,169	284,466
Depreciation	4,280	4,147	37,000
Impairment of assets	-	-	292,202
Change in:
Accounts receivable	13,028	3,971	-
Prepaid expenses and other assets	(13,312)	3,930	(276,637)
Accounts payable and accrued liabilities	84,017	(131,917)	2,592,774

Net cash used in operating activities	(807,300)	(1,046,260)	(10,902,588)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(43,529)
Net cash used in investing activities	-	-	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	621,810	688,831	5,999,376

Proceeds from issuance of debentures, notes and options	202,500	375,300	4,965,091

Net cash provided by financing activities	824,310	1,064,131	10,964,467

Net increase in cash	17,010	17,871	18,350
Cash, beginning of period	1,350	17,666	10
Cash, end of period	$18,360	$35,537	$18,360

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$490,150	$38,259	$4,787,610
Cash paid for interest	$17,832	$1,838	$321,528
Stock issued to satisfy payables	$31,500	$366,364	$2,385,117
Debenture issued to satisfy payable	$197,631	$-	$352,547
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)
See notes to financial statements

F-5

3DIcon CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2013, and the statements of its operations for the three and nine months ended September 30, 2013 and 2012, and the period from inception (January 1, 2001) to September 30, 2013, and cash flows for the nine-month periods ended September 30, 2013 and 2012, and the period from inception (January 1, 2001) to September 30, 2013, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $19,673,704 for the period from inception (January 1, 2001) to September 30, 2013, and a net loss of $1,150,882 and $1,511,737 for the nine-months ended September 30, 2013 and 2012, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash, grants and investor funding. Pursuant to the 4.75% Convertible Debenture due in December 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year or until the Debenture is converted in full. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $381.50 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month. Based upon our current stock price, our issued and outstanding shares as of September 30, 2013 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding from Golden State as a result of warrant exercises. During the nine-months ended September 30, 2013, the Company received $621,810 in funding under the terms of the 4.75% Convertible Debenture (see Note 4).

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

Note 3 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008. The two-year matching grant, totaling $299,984, had a start date of January 1, 2009. The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award was for a maximum of $149,940 for 2009 and the remainder for 2011. The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. The Company earned $-0- and $63,669 from the grant during the nine-month periods ended September 30, 2013 and 2012, respectively and $281,492 from inception to date.

During the nine-month periods ended September 30, 2013 and 2012, the Company charged operations $-0- and $12,071, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant.

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

Note 4 – Debentures and Notes Payable

Debentures payable consist of the following:

	September 30, 2013	December 31, 2012
Senior Convertible Debentures:
10% Convertible debentures to Directors due June 2014	$30,000	$-
10% Convertible debenture due November 2013	29,007	29,007
4.75% Convertible debenture due December 2014	70,225	73,665
5.0% Convertible notes due 2013 (net of $12,792 and $6,167 OID)	109,228	168,833
15% Convertible bridge notes due 2014	158,987	403,000

Settlement Agreement 3(a)(10)	129,758	-
15% Convertible bridge note to Director due December 2013	60,000	60,000
Total Debentures	587,205	734,505
Less - Current Maturities	(516,980)	(660,840)

Long-term Debentures	$70,225	$73,665

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

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to November 30, 2013.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 28,571 post-split equivalent shares of the common stock at an exercise price of $381.50 per post-split share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the year ended December 31, 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2013, Golden State converted $3,440 of the $100,000 debenture into 18,466,089 post-split shares of common stock, exercised warrants to purchase 983 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $621,810 against future exercises of warrants of which $374,960 was applied to the exercise of warrants leaving $181,451 of unapplied advances at September 30, 2013.

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

5% Convertible Promissory Note #1

On June 6, 2012, the Company issued and sold a convertible promissory note ("Note #1") in the principal amount of $275,000 to JMJ Financial (“JMJ”). Note #1 includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company.  JMJ advanced $75,000 and earned $6,000 OID during 2012. During 2013, JMJ advanced an additional $80,000 on the note and earned $22,645 OID. Additionally, JMJ converted $86,625 of the note into 6,057,305 shares of common stock at an average of $0.0143 per share based on the formula in the note. In addition to the OID, Note #1 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #1, JMJ may, at its election, convert all or a part of Note #1 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays Note #1 on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay Note #1 on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal sum. The Company did not repay Note #1 within the ninety-day period and $2,500 of interest has been accrued. The principal of Note #1 is due one year from the date of each of the principal amounts advanced.

5% Convertible Promissory Note #2

On August 1, 2012, the Company issued and sold a convertible promissory note #2 (“Note #2") in the principal amount of $140,000 to JMJ. Note #2 includes a $15,000 OID that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $75,000 on Note #2 and earned $8,000 OID. During 2013, JMJ converted $88,200 of the note into 6,747,619 shares of common stock at an average of $0.0037 per share based on the formula in the note. In addition to the OID, Note #2 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #2, JMJ may, at its election, convert all or a part of Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays Note #2 on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay Note #2 on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay Note #2 within the ninety day period and $5,000 of interest has been accrued. The principal of Note #2 is due one year from the date of each of the principal amounts advanced.

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

15% Convertible Bridge Notes

On August 24, 2012, August 28, 2012 and September 11, 2012, the Company issued and sold to three accredited investors Convertible Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $438,000. The note sold on August 24, 2012, in principal amount of $300,000, was purchased by GCA Strategic Investment Fund Limited, a Bermuda corporation ("GCASIF"). The note sold August 28, 2012, in principal amount of $78,000, was purchased by George Widener. The note sold on September 11, 2012, in principal amount of $60,000, was purchased by Victor Keen, a director of the Company.  The sale of the Bridge Notes in aggregate principal of $438,000 included a $73,000 original issue discount. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees of $25,000 and placement agent fees of $27,675. The Bridge Notes mature in 90 days from their date of issuance and, other than the original issue discount, the Bridge Notes do not carry interest. However, in the event the Bridge Notes are not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Notes, the holders of the Bridge Notes may elect to convert all or any portion of the outstanding principal amount of the Bridge Notes into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of common stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Notes, (b) the maturity date of the Bridge Notes, or (c) the first closing date of the securities sold pursuant an effective registration statement. The GCA Bridge Note matured on or about November 22, 2012, on which date all past due amounts of the GCA Bridge Note began accruing interest at 15% per annum. Furthermore, on November 22, 2012, because the shares of the Company’s common stock into which the GCA Bridge Note is convertible were not registered under an effective registration statement (the “Registration Statement”), GCASIF was entitled to liquidated damages equal to 2% of the outstanding principal for each 30 day period after the November 22, 2012 the Registration Statement is not declared effective (the “Liquidated Damages”).

On December 21, 2012, the Company entered into an amendment agreement (the “GCASIF Amendment”) with GCASIF, the holder of that certain Convertible Bridge Note (the “GCA Bridge Note”) in the principal amount of $300,000.  Pursuant to the GCASIF Amendment, GCASIF agreed to extend the maturity of the GCA Bridge Note from November 22, 2012 to March 21, 2013 and the Company agreed to (i) increase the principal amount of the GCA Bridge Note from $300,000 to $325,000; (ii) amend the conversion price of the GCA Bridge Note to the lesser of $0.04, or 100% of the Volume Weighted Average Price, as reported by Bloomberg, L.P., for the 5 trading days prior to the effective date of the Registration Statement; and (iii) grant additional registration rights to GCASIF from 5,172,414 shares to 8,000,000 shares of the Company’s common stock into which the GCA Bridge Note may be convertible. Furthermore, GCASIF agreed to waive any and all defaults, default interest and the Liquidated Damages due to GCASIF. In connection with the GCASIF Amendment, the Company agreed to pay GCASIF a fee of $20,000. GCASIF agreed to waive any defaults resulting from the non-payment of the GCA Bridge Note, so long as, GCASIF is paid in full by April 15, 2013 or GCASIF elects to convert the GCA Bridge Note into shares of the Company’s common stock on or before April 15, 2013. In April 2013, the GCA Bridge Note was assigned to a successor in interest and the Company executed an amendment to the GCA Bridge Note in order to extend the maturity until July 22, 2014 and reduce the conversion price to the greater of (x) the par value of the Common Stock, or (y) 60% of the lowest closing bid price, as reported by Bloomberg, L.P., for the 10 trading days prior to the date the conversion of all or part of its principal and interest are requested.

On January 26, 2013, the Company entered into an amendment agreement (the “Widener Amendment”) with George Widener, the holder of that certain Convertible Bridge Note (the “Widener Bridge Note”) in the principal amount of $78,000 issued by the Company on August 30, 2012.

The Widener Bridge Note matured on or about November 26, 2012, on which date all past due amounts of the Widener Bridge Note began accruing interest at 15% per annum. Pursuant to the Widener Amendment, Mr. Widener agreed to extend the maturity date of the Widener Bridge Note from November 26, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Widener. On April 30, 2013, Mr. Widener converted the entire $78,000 balance of the Widener Bridge Note into 2,025,974 shares of common stock.

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

On July 30, 2013 (the “Amendment Date”), the Company entered into a second amendment agreement (the “Second Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note.

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

On September 30, 2013 (the “Amendment Date”), the Company entered into a third amendment agreement (the “Third Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note.

Pursuant to the Third Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from August 31, 2013 to December 31, 2013 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

Settlement Agreement

On July 26, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. 3DIcon Corporation, Case No. 2013 CA 5705 NC (the “Action”). IBC commenced the Action against the Company on July 19, 2013 to recover an aggregate of $197,631 of past-due accounts payable of the Company, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors (the “Assigned Accounts”), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development, accounting and legal services.  The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on July 26, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company issued 650,000 shares of Common Stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $197,631 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC minus $0.002.  During 2013, IBC converted $67,873 of the note into 16,000,000 shares of common stock at an average of $0.0042 per share based on the formula in the note.

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

Warrants issued

As of September 30, 2013, there are warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on May 22, 2014 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015. Additionally, Golden State has warrants outstanding to purchase 20,062 shares of common stock at a price of $381.50 per share which expire December 31, 2014.

Common stock and options issued for services and liabilities

During the nine-month periods ended September 30, 2013 and 2012, shares of common stock totaling 12,505,475 and 1,848,691, respectively were issued for consulting services for which the Company recognized $220,350 and $230,350 of expense, respectively. Additionally, during the period ending September 30, 2013 and 2012, shares totaling 1,098,751 and 869,510, respectively were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $31,500 and $366,364, respectively.

Employment Agreement - On March 19, 2012 the Company announced that Sidney Aroesty would resign as CEO and join the Board of Directors. Effective April 15, 2013, Mr. Aroesty resigned as a member of the Board of Directors.

Employment Agreement - On March 13, 2012, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Employment Agreement, Mr. Willner is entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase 57,143 shares at a price equal to the average price of the five day period prior to March 19, 2012 which was $0.35 (the “Strike Price”). Furthermore, since Mr. Willner remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571.5 shares at the Strike Price. In addition, since the Company achieved certain quarterly business objectives, Mr. Willner received, at the end of each such quarterly period, a further grant of stock options to purchase 28,571.5 shares at the Strike Price. The estimated fair value of each of the 57,143 block of options, valued at $18,840, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience. (see Note 10)

The Employment Agreement may be terminated with or without reason by either the Company or Mr. Willner and at any time, upon sixty (60) days written notice. The terms of the Employment Agreement will remain effective for one (1) year and will automatically renew, subject to the same termination rights. Upon termination, the Company will pay any base pay, bonus and benefits that have been earned and are due as of the date of the termination.

Employment Agreement - On March 16, 2012, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with George Melnik, pursuant to which Dr. Melnik began serving as the Company’s Senior Technical Advisor, effective immediately. Under the terms of the Employment Agreement, Dr. Melnik is entitled to an annual base salary of $144,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Dr. Melnik five-year stock options to purchase 28,571 shares at a price equal to the average price of the five day period prior to March 16, 2012 which was $0.35 (the “Strike Price”). Furthermore, since Dr. Melnik remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571 shares at the Strike Price. In addition, since the Company achieved certain quarterly business objectives, Dr. Melnik received, at the end of each such quarterly period, a further grant of stock options to purchase 28,571 shares at the Strike Price. The estimated fair value of each of the 28,571 block of options, valued at $9,420, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

The Employment Agreement may be terminated with or without reason by either the Company or Dr. Melnik and at any time, upon sixty (60) days written notice. The terms of the Employment Agreement will remain effective for one (1) year and will automatically renew, subject to the same termination rights. Upon termination, the Company will pay any base pay, bonus and benefits that have been earned and are due as of the date of the termination.

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

The following summary reflects warrant and option activity for the nine-month period ended September 30, 2013:

	Attached Warrants	Golden State Warrants	Options

Outstanding December 31, 2012	221,122	21,045	3,045,989
Granted/purchased	-	-	20,000,000
Exercised	-	(983)	-
Cancelled	-	-	-

Outstanding September 30, 2013	221,122	20,062	23,045,989

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

Note 6 – Incentive Stock Plan

In January 2011, the Company established the 3DIcon Corporation 2011 Equity Incentive Stock Plan (the "2011 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed one hundred million (100,000,000) post-split shares.  The shares are included in a registration statement filed January 14, 2011. Post-split shares totaling -0- and 940,126 were issued from the 2011 EIP during 2013 and 2012 respectively, for services rendered and to satisfy accounts payable to the Company. There are currently 44,673 shares available for issuance under the 2011 EIP.

In April 2012, the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling -0- and 1,172,514 were issued from the 2012 EIP during 2013 and 2012 respectively, for services rendered and to satisfy accounts payable to the Company. There are currently 1,072,536 shares available for issuance under the 2012 EIP.

In June 2013, the Company established the 3DIcon Corporation 2013 Equity Incentive Plan (the "2013 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2013 EIP shall not exceed twenty million (20,000,000) post-split shares.  The shares are included in a registration statement filed June 10, 2013. Post-split shares totaling 11,849,225 were issued from the 2013 EIP during 2013 for services rendered. There are currently 8,150,755 shares available for issuance under the 2013 EIP.

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

2013	$6,000
2014	23,000
2015	13,000
Total	$42,000

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the periods ended September 30, 2013 and September 30, 2012, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $18,595 and $17,068, respectively.

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

In a letter to the shareholders of the Company, issued on February 20, 2013, the Company  provided an update on the progress the Company is making in its continued efforts to improve the performance of its CSpace technology and to seek out potential acquisitions that would allow the Company to enter the glasses-free flat screen 3D space. The letter to shareholders explains that the Company and DTI mutually agreed not to renew the non-binding letter of intent after a determination was made that DTI’s technology does not fit the specifics of the Company’s business model. At this time, the Company does not have any definitive agreement in place and no assurances can be made the Company will be able to consummate a transaction that would allow such entry into the glasses-free flat screen 3D space.

Note 10 – Subsequent Events

Common stock issued for services and liabilities

Subsequent to September 30, 2013, shares of common stock totaling 2,485,542 were issued for consulting services for which the Company recognized $30,000 of expense.

Subsequent to September 30, 2013, shares of common stock totaling 14,460,000were issued for $6,265in connection with the Settlement Agreement and the liabilities contained there under.

Subsequent to September 30, 2013, shares of common stock totaling 14,400,000 were issued to JMJ upon conversion of $21,600 in principal of outstanding convertible promissory notes of the Company.

Subsequent to September 30, 2013, shares of common stock totaling 5,688,155 were issued upon a $150 conversion of the Golden Gate debenture with the exercise of 43 warrants at $381.50 per share for $16,350. Golden Gate also advanced $50,000 for future exercise of warrants under the terms of the securities purchase agreements.

New Debenture Issued

On October 1, 2013 (the “Date of Issuance”), 3DIcon Corporation issued and sold to an accredited investor a Senior Convertible Note (the “Senior Note”) in the principal amount of $205,000 and a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price equal to 110% of the closing bid price on September 30, 2013 (the “October 2013 Warrant”). The Senior Note included a $30,750 original issue discount. Accordingly, the Company received $174,250 gross proceeds from which the Company paid legal and documentation fees of $22,500 and placement agent fees of $15,682.

The Senior Note matures on July 1, 2014 and does not carry interest. However, in the event the Senior Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. At any time subsequent to six months following the Date of Issuance, the Senior Note holder may elect to convert all or any portion of the outstanding principal amount of the Senior Note into shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to the Date of Issuance or 80% of the average VWAP during the 5 days prior to the date the holder delivers a conversion notice to the Company.

The estimated fair value of the warrants for common stock issued of $2,130 was determined using the Black-Scholes option pricing model. The expected dividend yield of zero is based on the average annual dividend yield as of the issue date. Expected volatility of 173.64% is based on the historical volatility of our stock. The risk-free interest rate of 1.39% is based on the U.S. Treasury Constant Maturity rate for five years as of the issue date. The expected life of five years of the warrant is based on historical exercise behavior and expected future experience.

The October 2013 Warrant is exercisable at any time on or after March 31, 2014 and on or prior to the close of business on March 31, 2019. At the election of the October 2013 Warrant holder, the October 2013 Warrant may be exercised using a cashless exercise method.

The Senior Note and October 2013 Warrant were offered and sold to an accredited investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933.

Change in Management

 On November 1, 2013, Mark Willner resigned as Chief Executive Officer of 3DIcon Corporation in order to allow Victor F. Keen to take over in his place as the Company’s newly appointed Interim Chief Executive Officer.

Mr. Willner’s resignation was not a result of any dispute with the Company. Furthermore, Mr. Willner will assume a strategic consulting role with the Company, focusing his efforts on the commercialization of and business development of the Company’s patented 3D display technology, CSpace®.

Mr. Keen, formerly Co-Chairman of the Company’s Board of Directors, will remain a member of the Board while John M. O’Connor, also a former Co-Chairman, was newly elected as the sole Chairman of the Board. Mr. Keen has been a member of the Board since November 2007.

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

At this time, we do not own any intellectual property rights in these technologies, and, apart from the Sponsored Research Agreement with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to further develop and commercialize this technology and the intellectual property developed by the University. 3DIcon plans to initially target high value professional applications with products based on this technology within the government and industrial sectors including but not limited to the following: air traffic control, passenger, luggage screening, battle space visualization, underwater targeting, navigation, and exploration, simulation and training, medical imaging, oil and gas exploration, weather forecasting, and automotive and aerospace design. On April 6, 2009, we filed a provisional patent on an emissive two-dimensional screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/Inflexible Front/Back Projection screen or display" and owned solely by 3DIcon Corporation. On March 12, 2013, we filed a provisional patent application for glasses-free rear projection 3D display with a new architecture that we believe will significantly lower the cost of this type of display. This provisional patent application is called “Holoform Projection Display” and is solely owned by 3DIcon. On July 26th, 2013, we filed a provisional patent application called “Ultra High Resolution Three-Dimensional Display” for a Z-axis scanning system that significantly enhances the performance of the CSpace technology and that is solely owned by 3DIcon.

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

List of the issued United States patents:

-	”Computer System with Digital Micromirror Device,” United States Patent 8,487,865. July 16, 2013.

-	”3D Volumetric Display,” United States Patent 8,247,755. August 21, 2012.

-	”3D Light Surface Display,” United States Patent 8,075,139, December 13, 2011.

-	”Light Surface Display for Rendering a Three-Dimensional Image,” United States Patent 7,858,913, December, 28, 2010.

-	“Volumetric liquid crystal display for rendering a three-dimensional image,” United States Patent 7,537,345, May 26, 2009.

List of the pending patents:

European, pending
”Light Surface Display for Rendering a Three-Dimensional Image,” European Application Number EP07755984. Filed April 25, 2007.

Japanese, pending
“Light Surface Display for Rendering a Three-Dimensional Image,” Japanese Patent Application No. 2009-507766.

As mentioned above, 3DIcon has been aggressively working to enhance the performance of CSpace display and create new 3D display technologies. Up-to-date, we filed two provisional patents that are solely owned by 3DIcon.

List of filed provisional patents owned by 3DIcon

-	“Holoform Projection Display”, United States Provisional Patent filed on March 12, 2013.
-	“Ultra High Resolution Three-Dimensional Display” US Provisional Patent filed on July 26, 2013.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

The Company completed the OCAST grant in August 2012 and did not have any earnings from OCAST during the three months periods ended September 30, 2013 or September 30, 2012.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have not earned any income from the sales of Pixel Precision for the three-months periods ended September 30, 2013 or September 30, 2012.

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

Research and Development Expenses

The research and development expenses were $90,035 for the three months ended September 30, 2013, as compared to $127,759 for the three months ended September 30, 2012.  The net decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $5,899, a decrease in patent costs of $1,987, a decrease of supplies purchased of $6,949 and a decrease in of approximately $12,807 of research and development equipment purchased.

General and Administrative Expenses

Our general and administrative expenses were $227,111 for the three months ended September 30, 2013, as compared to $502,468 for the three months ended September 30, 2012.  The decrease is due primarily to a decrease in options issued to board members of $225,000 in 2012, a decrease of $18,840 in options issued to the new CEO in 2012, a decrease in filing fees of $12,510, a decrease in consultants fees of $16,000 and a decrease in the insurance costs of $4,416.

Interest Expense

Interest expense for the three months ended September 30, 2013 was $6,239 as compared to $35,887 for the three months ended September 30, 2012.  The decrease was a result of a decrease in the amounts outstanding on our JMJ convertible notes and bridge notes of $7,500 and OID amortization of $22,474.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

The Company completed the OCAST grant in August 2012 and we received the remaining OCAST grant earnings of $63,669 during the nine months ended September 30, 2012.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have earned income of $1,500 and $-0- before commissions and costs from the sales of Pixel Precision for the nine-months ended September 30, 2013 and September 30, 2012, respectively.

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

Research and Development Expenses

The research and development expenses were $280,796 for the nine months ended September 30, 2013, as compared to $414,149 for the nine months ended September 30, 2012.  The decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $34,864, a decrease in salaries of $23,846, a decrease in patent costs of $13,533, a decrease in equipment and supplies purchased of $16,814, a decrease in the OCAST cost for the lab facility of $13,078, a decrease in travel cost of $2,700, and a decrease in the cost of options issued for $28,260.

General and Administrative Expenses

Our general and administrative expenses were $811,964 for the nine months ended September 30, 2013, as compared to $1,120,660 for the nine months ended September 30, 2012.  The net decrease is due primarily to a $74,342 increase in legal fees regarding the DTC chill matter in 2013, a decrease of $281,520 in options issued to the new CEO and the Board of Directors in 2012, a decrease in web design fees of $3,143, a decrease of outside consultants and interim CFO costs of $60,482, a decrease in payroll taxes of $7,278, a decrease in insurance of $7,080, a decrease in filing fees of $19,010, and a decrease in rent of $4,118.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was $59,622 as compared to $40,597 for the nine months ended September 30, 2012.  The net increase was a result of an increase in the amounts of OID amortized on our notes of $8,052, an extension fee of $15,000 paid in 2013, and a decrease of $4,027 in interest costs on our notes outstanding.

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

We had net cash of $18,360 at September 30, 2013.

We had negative working capital of $856,712 at September 30, 2013.

During the nine months ended September 30, 2013, we used $807,300 of cash for operating activities, a decrease of $238,960 or 23% compared to the nine months ended September 30, 2012. The decrease in the use of cash for operating activities was a result of the decrease in accounts payable.

There was no cash used in investing activities during the nine months ended September 30, 2013 or for the nine months ended September 30, 2012.

Cash provided by financing activities during the nine months ended September 30, 2013 was $824,310, a decrease of $239,821 or 23% compared to the nine months ended September 30, 2012.  The decrease was the result of warrant exercise advances from Golden State under the terms of our 4.75% convertible debenture of $67,021 and a decrease of $172,800 in debentures issued from 2012.

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

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to November 30, 2013. NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company also issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 28,571 post-split equivalent shares of the common stock at an exercise price of $381.50 per post-split share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the year ended December 31, 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2013, Golden State converted $3,440 of the $100,000 debenture into 18,466,089 post-split shares of common stock, exercised warrants to purchase 983 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $621,810 against future exercises of warrants of which $374,960 was applied to the exercise of warrants leaving $181,451 of unapplied advances at September 30, 2013.

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

5% Convertible Promissory Note #1

On June 6, 2012, the Company issued and sold a convertible promissory note ("Note #1") in the principal amount of $275,000 to JMJ Financial (“JMJ”). Note #1 includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. JMJ advanced $75,000 and earned $6,000 OID during 2012. During 2013, JMJ advanced an additional $80,000 on the note and earned $22,645 OID. Additionally, JMJ converted $86,625 of the note into 6,057,305 shares of common stock at an average of $0.0143 per share based on the formula in the note. In addition to the OID, Note #1 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #1, JMJ may, at its election, convert all or a part of Note #1 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.35 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays Note #1 on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay Note #1 on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal sum. The Company did not repay Note #1 within the ninety-day period and $2,500 of interest has been accrued. The principal of Note #1 is due one year from the date of each of the principal amounts advanced.

5% Convertible Promissory Note #2

On August 1, 2012, the Company issued and sold a convertible promissory note #2 (“Note #2") in the principal amount of $140,000 to JMJ. Note #2 includes a $15,000 OID that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $75,000 on Note #2 and earned $8,000 OID. During 2013 JMJ converted $88,200 of the note into 6,747,619 shares of common stock at an average of $0.0037 per share based on the formula in the note. In addition to the OID, Note #2 provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of Note #2, JMJ may, at its election, convert all or a part of Note #2 into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays Note #2 on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay Note #2 on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay Note #2 within the ninety day period and $5,000 of interest has been accrued. The principal of Note #2 is due one year from the date of each of the principal amounts advanced.

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

15% Convertible Bridge Notes

On August 24, 2012, August 28, 2012 and September 11, 2012, the Company issued and sold to three accredited investors Convertible Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $438,000. The note sold on August 24, 2012, in principal amount of $300,000, was purchased by GCA Strategic Investment Fund Limited, a Bermuda corporation ("GCASIF"). The note sold August 28, 2012, in principal amount of $78,000, was purchased by George Widener. The note sold on September 11, 2012, in principal amount of $60,000, was purchased by Victor Keen, a director of the Company. The sale of the Bridge Notes in aggregate principal of $438,000 included a $73,000 original issue discount. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees of $25,000 and placement agent fees of $27,675. The Bridge Notes mature in 90 days from their date of issuance and, other than the original issue discount, the Bridge Notes do not carry interest. However, in the event the Bridge Notes are not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Notes, the holders of the Bridge Notes may elect to convert all or any portion of the outstanding principal amount of the Bridge Notes into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of common stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Notes, (b) the maturity date of the Bridge Notes, or (c) the first closing date of the securities sold pursuant an effective registration statement.

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

On December 21, 2012, the Company entered into an amendment agreement (the “GCASIF Amendment”) with GCASIF, the holder of that certain Convertible Bridge Note (the “GCA Bridge Note”) in the principal amount of $300,000. Pursuant to the GCASIF Amendment, GCASIF agreed to extend the maturity of the GCA Bridge Note from November 22, 2012 to March 21, 2013 and the Company agreed to (i) increase the principal amount of the GCA Bridge Note from $300,000 to $325,000; (ii) amend the conversion price of the GCA Bridge Note to the lesser of $0.04, or 100% of the Volume Weighted Average Price, as reported by Bloomberg, L.P., for the 5 trading days prior to the effective date of the Registration Statement; and (iii) grant additional registration rights to GCASIF from 5,172,414 shares to 8,000,000 shares of the Company’s common stock into which the GCA Bridge Note may be convertible. Furthermore, GCASIF agreed to waive any and all defaults, default interest and the Liquidated Damages due to GCASIF. In connection with the GCASIF Amendment, the Company agreed to pay GCASIF a fee of $20,000. GCASIF agreed to waive any defaults resulting from the non-payment of the GCA Bridge Note, so long as, GCASIF is paid in full by April 15, 2013 or GCASIF elects to convert the GCA Bridge Note into shares of the Company’s common stock on or before April 15, 2013. In April 2013, the GCA Bridge Note was assigned to a successor in interest and the Company executed an third amendment to the GCA Bridge Note in order to extend the maturity until July 22, 2014 and reduce the conversion price to the greater of (x) the par value of the Common Stock, or (y) 60% of the lowest closing bid price, as reported by Bloomberg, L.P., for the 10 trading days prior to the date the conversion of all or part of its principal and interest are requested.

On January 26, 2013, the Company entered into an amendment agreement (the “Widener Amendment”) with George Widener, the holder of that certain Convertible Bridge Note (the “Widener Bridge Note”) in the principal amount of $78,000 issued by the Company on August 30, 2012.

The Widener Bridge Note matured on or about November 26, 2012, on which date all past due amounts of the Widener Bridge Note began accruing interest at 15% per annum. Pursuant to the Widener Amendment, Mr. Widener agreed to extend the maturity date of the Widener Bridge Note from November 26, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Widener. On April 30, 2013, Mr. Widener converted the entire $78,000 balance of the Widener Bridge Note into 2,025,974 shares of common stock.

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

On July 30, 2013 (the “Amendment Date”), the Company entered into a second amendment agreement (the “Second Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge Note.

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

On September 30, 2013 (the “Amendment Date”), the Company entered into a third amendment agreement (the “Third Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note.

Pursuant to the Third Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from August 31, 2013 to December 31, 2013 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

Settlement Agreement

On July 26, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. 3DIcon Corporation, Case No. 2013 CA 5705 NC (the “Action”). IBC commenced the Action against the Company on July 19, 2013 to recover an aggregate of $197,631 of past-due accounts payable of the Company, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors (the “Assigned Accounts”), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development, accounting and legal services.  The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on July 26, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company issued 650,000 shares of Common Stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $197,631 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC minus $0.002. During 2013 IBC converted $67,873 of the note into 16,000,000 shares of common stock at an average of $0.0042 per share based on the formula in the note.

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

Subsequent Events

Common stock issued for services and liabilities

Subsequent to September 30, 2013, shares of common stock totaling 2,485,542 were issued for consulting services for which the Company recognized $30,000 of expense.

Subsequent to September 30, 2013, shares of common stock totaling 14,460,000 were issued for $6,265 in connection with the Settlement Agreement and the liabilities contained there under.

Subsequent to September 30, 2013, shares of common stock totaling 14,400,000 were issued to JMJ upon conversion of $21,600 in principal of outstanding convertible promissory notes of the Company.

Subsequent to September 30, 2013, shares of common stock totaling 5,688,155 were issued upon a $150 conversion of the Golden Gate debenture with the exercise of 43 warrants at $381.50 per share for $16,350. Golden Gate also advanced $50,000 for future exercise of warrants under the terms of the securities purchase agreements.

New Debenture Issued

On October 1, 2013 (the “Date of Issuance”), 3DIcon Corporation issued and sold to an accredited investor a Senior Convertible Note (the “Senior Note”) in the principal amount of $205,000 and a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price equal to 110% of the closing bid price on September 30, 2013 (the “October 2013 Warrant”). The Senior Note included a $30,750 original issue discount. Accordingly, the Company received $174,250 gross proceeds from which the Company paid legal and documentation fees of $22,500 and placement agent fees of $15,682.

The Senior Note matures on July 1, 2014 and does not carry interest. However, in the event the Senior Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. At any time subsequent to six months following the Date of Issuance, the Senior Note holder may elect to convert all or any portion of the outstanding principal amount of the Senior Note into shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to the Date of Issuance or 80% of the average VWAP during the 5 days prior to the date the holder delivers a conversion notice to the Company.

The estimated fair value of the warrants for common stock issued of $2,130 was determined using the Black-Scholes option pricing model. The expected dividend yield of zero is based on the average annual dividend yield as of the issue date. Expected volatility of 173.64% is based on the historical volatility of our stock. The risk-free interest rate of 1.39% is based on the U.S. Treasury Constant Maturity rate for five years as of the issue date. The expected life of five years of the warrant is based on historical exercise behavior and expected future experience.

The October 2013 Warrant is exercisable at any time on or after March 31, 2014 and on or prior to the close of business on March 31, 2019. At the election of the October 2013 Warrant holder, the October 2013 Warrant may be exercised using a cashless exercise method.

The Senior Note and October 2013 Warrant were offered and sold to an accredited investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933.

Change in Management

 On November 1, 2013, Mark Willner resigned as Chief Executive Officer of 3DIcon Corporation in order to allow Victor F. Keen to take over in his place as the Company’s newly appointed Interim Chief Executive Officer.

Mr. Willner’s resignation was not a result of any dispute with the Company. Furthermore, Mr. Willner will assume a strategic consulting role with the Company, focusing his efforts on the commercialization of and business development of the Company’s patented 3D display technology, CSpace®.

Mr. Keen, formerly Co-Chairman of the Company’s Board of Directors, will remain a member of the Board while John M. O’Connor, also a former Co-Chairman, was newly elected as the sole Chairman of the Board. Mr. Keen has been a member of the Board since November 2007.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended September 30, 2013, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2013, shares of common stock totaling 12,505,475 were issued for consulting services for which the Company charged operations $220,350.

During the nine-month period ended September 30, 2013, an aggregate of $490,150 of outstanding convertible debentures were converted into 81,588,787 shares of common stock.

During the nine-month period ended September 30, 2013, an aggregate of 983 warrants to purchase shares of common stock were exercised at a purchase price of $381.50 per share.

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

**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: November 12, 2013	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Robinson
	Name:	Ronald Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

