Form 10-K
period 2013-12-31
3DICON CORP
filed 2014-03-31
CIK 1375195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2013 was $1,668,197.

As of March 26, 2014, the issuer had 326,828,576 outstanding shares of Common Stock.

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. In 2013 the Company received the remaining $13,029 of grant funds that were earned through the end of the grant period, August 31, 2012.

In July 2013, the Company was awarded a second grant from the Oklahoma Center for the Advancement of Science and Technology.   This matching grant is for $300,000 and has a start date of September 1, 2013.  The money will be used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

During the years ended December 31, 2013 and 2012, the Company charged operations $-0- and $13,071, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant.

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

Volumetric 3D Strategy

The Company plans to commercialize the CSpace volumetric 3D technology through customer funded research and development contracts and technology licensing agreements with companies like Boeing, Lockheed Martin, Siemens, and General Electric for high value applications like air traffic control, design visualization, and medical imaging. Although we do not have any definitive agreement in place that provides for such funding or licensing arrangements, we believe these companies or similar companies would be interested in entering into customer-funded arrangements based on past and existing discussions our management has had with the aforementioned companies. For example, Boeing provided letters of support for certain government grants that we have applied for, indicating their interest in working with us on the specific project if the grant were to be awarded. Representatives of Boeing have visited our facilities in Tulsa and viewed our original lab prototype and have indicated an interest in having our next level of prototype presented to their management group in St. Louis. We have no formal agreements or commitments from Boeing beyond these initial discussions. Lockheed Martin has inquired about our technology through the University of Oklahoma, however, we have no ongoing discussions taking place with the company. Furthermore, we have had general discussions with a number of similar companies, such as Honeywell, General Electric, ShuffleMaster, regarding our CSpace technology. The above commercialization plan depends on our ability to convince potential customers that products based on our technology will meet their requirements and that the technical risk in developing products based on our technology will be acceptable to these potential customers. We are targeting high value applications that typically require products to be customized to the customer’s application. Since we understand the capabilities and limitations of CSpace better than potential customers, it is not unusual for this type of customer to ask the technology developer (in this case 3DIcon) to do most or part of the product development for or with the customer in exchange for funding by the customer. In 2014, we plan to continue to solicit companies to enter into customer-funded development contracts to develop our technology for or with those companies. Our goal is to generate sufficient funding from such arrangements that would meet or exceed the incremental costs of developing product prototypes for or with customers. If we are successful in completing the initial product prototypes on a timely basis, it is possible that the Company could generate licensing revenues from our CSpace technology beginning in the fourth quarter of 2014. The Company believes that it has an experienced display industry and public company management team with a proven track record of successfully commercializing multiple display technologies to move our CSpace technology strategy forward.

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

The OCAST $300,000 grant awarded to the Company in July 2013 is providing funding for the development of the software and electronics necessary for a larger image space, including the completion of software necessary to enable animation and movement through the volume.

Lab Proto 2 is a working prototype with significant improvements over Lab Proto 1 and was completed in October 2012. Our technical team has increased the image size of Lab Proto 2 by a factor of eight (8x) and the brightness of the image by a factor of four (4x). Taken together with the 50 times higher brightness already achieved, Lab Proto 2 is 200 times (200x) brighter than Lab Proto 1.  Because of the larger image size and the much higher brightness, we achieved much higher effective resolution as well.  Lab Proto 3, while not complete, is already 80 times brighter than Lab Proto 2 and more than 2,000 times brighter than Lab Proto 1.  Most of the engineering work (optics, electronics and software) is complete, and the focus is now on the image space materials.

With Lab Proto 2 completed, the Company is now working to develop a third generation laboratory prototype, Lab Proto 3.  The goals for Lab Proto 3 are to develop a lower cost and more scalable image chamber material (plastic or glass plus phosphor), to enhance imagine brightness by ten (10x) by utilizing a new scanning system, and to use that new material to construct an even larger image chamber than we are building for Lab Proto 2.  Part of our Joint Development Agreement with Schott Defense and our efforts to secure federal funding are aimed at accelerating the process of securing a scalable material for CSpace’s image space.  Prototype 3 was originally scheduled for completion in fourth quarter 2013, however, delays were incurred to continue to seek the best possible solution to the material required for the image space.  Our federal funding strategy and JDA with Schott are specifically targeted at quickly securing this material.

We believe that Lab Proto 3 will enable the Company to credibly engage with potential customers and secure customer funded development contracts to develop even larger and higher resolution product prototypes. If we are successful in securing customer funded development contracts, we anticipate the development of various product prototypes, the first of which we have been calling the Trade Show Prototype. It is likely that in exchange for funding of the Trade Show Prototype, our initial customer will require an exclusive license to the technology in a particular field of use (e.g. civilian air traffic control). The Company believes that any such exclusive license will be based on a set period of time during product and/or market development and based on performance thereafter. Failure by the customer to meet agreed upon performance criteria would most likely result in the license becoming non-exclusive. Any such exclusive license agreement would preclude the Company from working with other customers in that field of use during the period of the exclusive license. The Company does not believe that this strategy for funding the Tradeshow Prototype will significantly impact the revenue potential of the technology given the number of potential applications (fields of use). If successfully developed, the Trade Show Prototype, which is illustrated as an artist concept in Figure 3 below, will be fully packaged and portable so that it can be used for trade shows and on-site customer demonstrations. We believe that the Trade Show Prototype will enable the Company to market and secure licensing agreements with large government contractors and large medical or industrial products companies.

Figure 3 - Artist Concept of CSpace Trade Show Prototype

Federal Funding Strategy

As funding has increased for the 3D field, the Company has implemented a federal funding strategy to augment its other capital raising efforts.  The Company has secured the services of Doug Freitag, an expert in identifying and obtaining government grants of the type we are seeking. The principal targets for this strategy include: the Obama Administration’s multi-agency priorities of advanced manufacturing and information technology (e.g., Big Data Research and Development Initiative with over $200 million annually); the Department of Defense’s priorities to reduce the cost of developing, testing, and manufacturing new weapon systems, enhance training and operation of autonomous systems and accelerate data-to-decisions; and Federal Aviation Administration’s on-going priority to enhance air traffic control systems. The grant-seeking process is underway, with the submission of a proposal to the US Army Night Vision and Electronic Sensors Directorate.  Additional submissions are planned over the next few months, approaching $10 million of multi-year funding requests.

Joint Development Agreement with Schott Defense

As part of our federal funding strategy we intend to effectively compete by forming interdisciplinary teams with potential strategic partners (large and small), academic and commercial laboratories, and systems integrators providing integrated data visualization solutions.  The first of these partnerships was reached in March 2014 when the Company signed a Joint Development Agreement with Schott Defense (“Schott”), a federally focused subsidiary of Schott North America.  Schott is a world-class multi-billion dollar company with significant experience and success in partnering with federal agencies for development projects.  In addition, Schott is one of the world’s leaders in developing specialty glass for many applications, including display technology.  This partnership, coupled with the expertise of Doug Freitag, should facilitate the Company’s federal funding strategy and our ability to create the unique materials required to advance the CSpace technology.

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

In order to simplify internal development efforts on CSpace, software to control the initial laboratory prototype was created and later productized as "Pixel Precision" in 2007. The product has been made commercially available through a sales and distribution arrangement with Digital Light Innovations (“DLI”) that was signed March 6, 2008. The Company recently entered into a new licensing and distribution agreement with DLI for the Pixel Precision software. This product is a result of our research efforts involving the use of the Texas Instruments Digital Micro-Mirror Device (“DMD”). The product is targeted at the application development market involving the use of DMDs, specifically the DMD-Discovery line from Texas Instruments.

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

Our implementation of a Static Volume Display (CSpace®) employs one or more Digital Micro-Mirror Devices (DMDs) and infra-red lasers to produce 3D images in advanced transparent nanotechnology materials, thereby enabling the creation, transmission and display of high resolution 3D images within a volume space, surrounded by glass or transparent screen. The initial investigation for the Static Volume system commenced in 2007. In September 2008, we built a laboratory prototype Static Volume Display using the CSpace technology and demonstrated the creation of true 3D images within a specified image space. New developments for eliminating the distortion occurred by the divergence of the constructed 3D image were presented at the SPIE Europe Security & Defense conference in Berlin, Germany in August 2009. Improvements for the optical systems utilized by CSpace with the latest achieved resolution were published in October 2009 in IEEE/OSA Journal of Display Technology titled "Static Volumetric Three-Dimensional Display" and can be found for a moderate fee at http://www.opticsinfobase.org/jdt/abstract-cfm?URI=jdt-5-10-391 . On February 15, 2010, at the SPIE Medical Imaging conference, we presented the latest software developments that allow reading Digital Imaging and Communication In Medicine ("DICOM") formats whether scanned by ultrasound devices, magnetic resonance imaging ("MRI"), or computed tomography ("CT") scanners. With this new software architecture, Static Volume 3D displays based on the CSpace technology would have the capability of displaying medical images.

On April 14, 2010, at the OSA Digital Holography and Three-Dimensional Imaging conference in Miami, FL, we presented an increase in brightness of the constructed 3D images.  On September 23, 2010, at the SPIE Europe Security & Defense conference in Toulouse, France, we presented new implementations to reduce flicker of the 3D Images constructed by CSpace display.  In November 2010, we published a new method of rendering 3D Images using a rotational-slicing technique at the Journal of the Society for Information Display and can be found for a moderate fee at http://onlinelibrary.wiley.com/doi/10.1889/JSID18.11.873/abstract . In December 2010, we published the utilization of new materials for CSpace image space at the Journal of the Society for Information Display and can be found for a moderate fee at http://onlinelibrary.wiley.com/doi/10.1889/JSID18.12.1065/abstract . In April 2011, New Developments That Allow CSpace To Perfectly Fit Applications Such As Air Traffic Control was published in the IEEE/OSA Journal of Display Technology and can be found for a moderate fee at http://www.opticsinfobase.org/jdt/abstract.cfm?uri=jdt-7-4-186. On April 25, 2011, we presented a new paper called “Multi-layer overlay display,” at the SPIE Defense & Security Conference in Orlando, FL. On May 17, 2013, we presented a new paper called ”CSpace High-Resolution Volumetric 3D Display,” at the SPIE Defense & Security in Baltimore, Maryland.

Regarding our continued efforts to improve the performance of the CSpace technology, we completed our second-generation prototype (Lab Proto 2) in October 2012. Our goals for Lab Proto 2 were to first improve image brightness, and then to improve resolution (increase the number of voxels or 3D pixels), and lastly to increase the size of the image. The image generated by Lab Proto 2 is approximately 200 times (200x) brighter than our first generation prototype and can now be viewed in normal room lighting. As a result of the increased brightness, resolution has also been improved. The estimated resolution of the second-generation prototype is approximately five times (5x) greater than the first generation prototype. The image size of Lab Proto 2 is approximately 8 times (8x) larger than our first generation prototype. We have already begun the development of a third-generation prototype (Lab Proto 3), which we believe will enable the Company to credibly engage with potential customers and secure customer funded development contracts to develop even larger and higher resolution product prototypes, eventually leading to a trade show prototype that will be portable and package for display at trade shows or on-site customer demonstrations.

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

During the years ended December 31, 2013 and 2012, the Company charged operations $-0- and $13,071, respectively, pursuant to the SRA.

Intellectual Property History, Status & Rights

On May 26, 2009, the United States Patent and Trademark Office approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On July 16, 2013, USPTO approved the pending patent called “Computer System with Digital Micromirror Device,” and issued US patent No. 8,487,865.

CSpace Patents are as follow: On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. On December 13, 2011, USPTO approved a continuation patent called “3D Light Surface Display,” and issued the US Patent No. 8,075,139. On July 31, 2013, 3DIcon filed provisional patent called “Ultra High-Resolution Volumetric Three-Dimensional Display,” (US patent application serial No. 61859145).

Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents.

Patents

United States (Issued)
-	“Computer System with Digital Micromirror Device,” United State Patent 8,487,865. July 16, 2013.
-	“3D Volumetric Display,” United State Patent 8,247,755. August 21, 2012.
-	“3D Light Surface Display,” United State Patent 8,075,139. December 13, 2011.
-	“Light Surface Display for Rendering a Three-Dimensional Image,” United State Patent 7,858,913. December, 28, 2010.
-	“Volumetric liquid crystal display for rendering a three-dimensional image,” United States Patent 7,537,345. May 26, 2009.

United States, (Provisional Application and Pending)
-	“Ultra High-Resolution Volumetric Three-Dimensional Display,” (US patent application serial No. 61859145). Filed by 3DIcon Corporation on July 31, 2013.
-	“Holoform 3D Projection Display,” (US patent application serial No. 14/204,889). Filed by 3DIcon Corporation on March 12, 2014.

European, pending
-	“Light Surface Display for Rendering a Three-Dimensional Image,” European Application Number EP07755984. Filed April 25, 2007.

Japanese, pending
-	“Light Surface Display for Rendering a Three-Dimensional Image.” Filed 2007.

Employees

We had five employees as of March 26, 2014, Mr. Victor Keen, Chief Executive Officer, Mr. Ronald Robinson, Chief Financial Officer, Dr. Hakki Refai, Chief Technology Officer, Dr. George Melnik, Senior Technical Advisor, and Ms. Judith Keating, Company Secretary and Director of Investor Relations. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $20,004,871 for the period from inception (January 1, 2001) to December 31, 2013. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

In their report dated March 31, 2014, our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we are a development stage organization with insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require between $1.2 and $1.5 million additional funds through December 2014 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

As of March 26, 2014, we had 326,828,576 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 660,913,575 shares of common stock at current market prices. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors ("Golden State") to purchase 19,942 shares of common stock at an exercise price of $381.50. Additionally, there are 19,250,000 warrants to purchase common shares at an exercise price of $0.0055, which warrants were issued to investors that also purchased 385,000 shares of Series A Convertible Preferred Stock, which shares are convertible into an aggregate of 38,500,000 shares of common stock. The sale of the shares underlying the convertible debentures, the Series A Convertible Preferred Stock and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debenture (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $69,805 and market prices 25%, 50% and 75% below the market price as of March 26, 2014 of $0.015.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable(1)	Stock
25%	$0.0113	$0.0090	852,469,898	341%
50%	$0.0075	$0.0060	1,279,053,870	512%
75%	$0.0038	$0.0030	2,558,805,787	1,024%

(1) Shares issuable exclude 19,693 shares underlying the remaining warrants exercisable at $381.50 per share.

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

2014 Fiscal Year

	High	Low
First Quarter ended March 31, 2014*	$0.039	$0.003
* through March 26, 2014

2013 Fiscal Year

	High	Low
First Quarter ended March 31, 2013	$0.070	$0.032
Second Quarter ended June 30, 2013	$0.044	$0.016
Third Quarter ended September 30, 2013	$0.025	$0.003
Fourth Quarter ended December 31, 2013	$0.012	$0.113

2012 Fiscal Year

	High	Low
First Quarter ended March 31, 2012	$0.54	$0.28
Second Quarter ended June 30, 2012	$0.55	$0.09
Third Quarter ended September 30, 2012	$0.28	$0.06
Fourth Quarter ended December 31, 2012	$0.125	$0.03

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 26, 2014 we had approximately 535 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Equity Compensation Plan Information

We have one stock-based compensation plan, the 2014 Equity Incentive Plan that replaced the 2013 Equity Incentive Plan, together referred to herein as the “Stock Plans.” As of March 26, 2014, 23,030,274 options to purchase our common stock were issued and outstanding under the Stock Plans with a weighted-average price of $0.08 and 37,563,907 shares of our common stock were reserved for future issuance under the 2014 Equity Incentive Plan.

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
Plan category	rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders:

2014 Plan	50,000,000	$0.08	37,563,907
Total	50,000,000	$0.08	37,563,907

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

For the year ended December 31, 2011, $400,877 of 5% Convertible Promissory Notes in the aggregate principal amount of up $400,877 issued in October 2010 and November 2010 and accrued interest of $9,020 were converted into 467,519 shares of common stock at $0.0875 per share.

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

For the year ended December 31, 2013, shares of common stock totaling 25,892,479 were issued for consulting services for which the Company charged operations $295,350.

For the year ended December 31, 2013, Golden State converted $3,860 of a 4.75% convertible debenture into 37,651,544 shares of common stock and exercised warrants to purchase 1,103 shares of common stock at $381.50 per share.

For the year ended December 31, 2013, JMJ converted $203,700 of convertible promissory notes into 32,054,924 shares of common stock at $0.0064 under the terms of the securities purchase agreements.

For the year ended December 31, 2013, IBC converted $78,789 of outstanding settlement obligations into 53,720,000 shares of common stock at $0.0015 under the terms of the Settlement Agreement.

For the year ended December 31, 2013, CPUS converted $204,480 of convertible promissory notes into 49,811,800 shares of common stock at $0.0041 under the terms of the securities purchase agreement.

For the year ended December 31, 2013, holders of the Senior Convertible Note dated October 1, 2013 converted $78,000 of such note into 2,025,974 shares of common stock at $0.0385.

Subsequent to December 31, 2013 Golden State converted $870 of the 4.75% convertible debenture into 32,423,326 shares of common stock at $0.00003 per share and exercised 249 warrants at $381.50 per share for $94,830 and advanced $13,175 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to December 31, 2013 JMJ converted $41,668 of the convertible promissory note into 17,400,000 shares of common stock at $0.0024 under the terms of the securities purchase agreements.

Subsequent to December 31, 2013, IBC converted $3,162 of outstanding settlement obligations into 15,810,800 shares of common stock at $0.0002.

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

Overview of Business

We are a development stage company. Our mission is to pursue, develop and market full-color volumetric 3D technology. Through a Sponsored Research Agreement with the University of Oklahoma, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The developments to date have resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. On May 26, 2009, the United States Patent and Trademark Office (“USPTO”) approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe what we are calling our CSpace technology. At this time, we do not own any intellectual property rights in these technologies, and, apart from the Sponsored Research Agreement with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University and our staff by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military. On April 6, 2009, we filed a provisional patent on an emissive two-dimensional screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/Inflexible Front/Back Projection screen or display" and owned solely by 3DIcon Corporation.   Through the current agreement with the University of Oklahoma, OU filed a continuation patent application on November 19, 2010, called “3D Light Surface Display”.  This application provides additional protections of our CSpace technology.

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

Throughout this report, each instance which refers to a number of shares of our common stock refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.   References to a number of shares of common stock in our historical financial statements for the years ended December 31, 2013 and 2012 are reported on a post-Reverse Split basis.

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

Recently Issued Accounting Pronouncements

See the Recently Issued Accounting Standards section of Note 3 to our Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

Revenue

The Company received $43,896 and $63,668 from the OCAST grant for the years ended December 31, 2013 and 2012, respectively.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008.We have earned income of $4,500 and $0 before commissions and costs from the sales of Pixel Precision for the years ended December 31, 2013 and December 31, 2012, respectively.

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

Research and Development Expenses

The research and development expenses were $372,984 for the year ended December 31, 2013 as compared to $519,435 for the year ended December 31, 2012. The decrease was a result of the termination of agreements with outside research and development consultants of approximately $90,000, a decrease in lab supplies and equipment of approximately $24,000 a decrease in patent cost of approximately $19,000 and a decrease in the direct costs incurred under the SRA to OU of approximately $13,000.

General and Administrative Expenses

Our general and administrative expenses were $1,077,106 for the year ended December 31, 2013 as compared to $1,482,638 for the year ended December 31, 2012. The net decrease is due primarily to director’s and or CEO options issued in 2012 of $300,000, no such options were issued in 2013, financing fees paid to Moody’s for placing convertible debentures issued of approximately $34,000, and a decrease in accounting & CFO fees of approximately $72,000.

Interest Expense

Interest expense for the year ended December 31, 2013 was $80,355 as compared to $163,297 for the year ended December 31, 2012. The decrease in interest expense resulted from the original issue discount amortization decrease of $30,000 related to the issuance of debentures and a decrease of $55,000 in extension fees for convertible debentures and bridge notes and a decrease of approximately $4,000 from the conversion of debentures outstanding under the convertible debentures and promissory notes.

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

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2013, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $70,769 at December 31, 2013.

We had negative working capital of $878,601 at December 31, 2013.

During the year ended December 31, 2013, we used $1,062,939 of cash for operating activities, a decrease of $295,488 or 22% compared to the year ended December 31, 2012. The decrease in the use of cash for operating activities was a result of the decrease in the net loss of approximately $620,000 and the decrease in options issued for service of $354,000 and the change in accounts payable and accrued liabilities in 2013.

Cash used in investing activities during the year ended December 31, 2013 and December 31, 2012 was $-0-.

Cash provided by financing activities during the year ended December 31, 2013 was $1,132,358, a decrease of $209,753 or 16% compared to the year ended December 31, 2012.  The decrease was the result of a decrease in funding under the terms of the convertible debentures from Golden State and bridge notes issued in 2012 of approximately $330,000 less the cash payment of $120,000 on the Global Capital/CPUS debenture.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due 2014, and warrants to buy 1,000,000 shares of the common stock at a pre-split exercise price of $10.90 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 shares of common stock, exercised warrants to purchase 1,103 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013.

The Oklahoma Center for the Advancement of Science and Technology (“OCAST”) approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award is for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. In 2013 the Company received the remaining $13,029 of grant funds that were earned through the end of the grant period, August 31, 2012.

In September 2013, the Company was awarded a second grant from OCAST. This matching grant is for $300,000 and has a start date of January 1, 2014. The money will be used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

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

5% Convertible Promissory Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”). The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest. During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period and $8,750 of interest has been accrued. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

The 5% Notes were subject to a Mandatory Registration Agreement (the “Registration Agreement”) whereby no later than August 31, 2012, the Company agreed to file, at its own expense, an amendment (the “Amendment”) to the S-1 Registration Statement (the “Registration Statement”) the Company filed with the SEC on July 3, 2012, to include in such Amendment 4,750,000 shares of common stock issuable under the 5% Notes. The Company agreed, thereafter, to use its best efforts to cause such Registration Statement to become effective as soon as possible after such filing but in no event later than one hundred and twenty (120) days from the date of the Registration Agreement. Since the Company failed to get the Registration Statement declared effective within the 120 days of the date of the Registration Agreement, a penalty/liquidated damages of $25,000 was added to the balance of the 5% Notes.

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

On December 21, 2012, the Company entered into an amendment agreement (the “GCASIF Amendment”) with GCASIF, the holder of that certain Convertible Bridge Note (the “GCA Bridge Note”) in the principal amount of $300,000.  Pursuant to the GCASIF Amendment, GCASIF agreed to extend the maturity of the GCA Bridge Note from November 22, 2012 to March 21, 2013 and the Company agreed to (i) increase the principal amount of the GCA Bridge Note from $300,000 to $325,000; (ii) amend the conversion price of the GCA Bridge Note to the lesser of $0.04, or 100% of the Volume Weighted Average Price, as reported by Bloomberg, L.P., for the 5 trading days prior to the effective date of the Registration Statement; and (iii) grant additional registration rights to GCASIF from 5,172,414 shares to 8,000,000 shares of the Company’s common stock into which the GCA Bridge Note may be convertible. Furthermore, GCASIF agreed to waive any and all defaults, default interest and the Liquidated Damages due to GCASIF. In connection with the GCASIF Amendment, the Company agreed to pay GCASIF a fee of $20,000. GCASIF agreed to waive any defaults resulting from the non-payment of the GCA Bridge Note, so long as, GCASIF is paid in full by April 15, 2013 or GCASIF elects to convert the GCA Bridge Note into shares of the Company’s common stock on or before April 15, 2013. In April 2013, the GCA Bridge Note was assigned to a successor in interest and the Company executed an amendment to the GCA Bridge Note in order to extend the maturity until July 22, 2014 and reduce the conversion price to the greater of (x) the par value of the Common Stock, or (y) 60% of the lowest closing bid price, as reported by Bloomberg, L.P., for the 10 trading days prior to the date the conversion of all or part of its principal and interest are requested. During 2013, GCASIF converted $204,480 of the note into 48,811,800 shares of common stock at an average of $0.0042 per share based on the formula in the note. The $120,520 remaining balance on the note was paid in cash in December 2013.

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

On January 27, 2014 (the “Amendment Date”), the Company entered into a fourth amendment agreement (the “Fourth Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note.

Pursuant to the Fourth Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from December 31, 2013 to December 31, 2014 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

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

Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company issued 650,000 shares of Common Stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $197,631 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC minus $0.002.  During 2013, IBC converted $78,789 of the note into 53,720,000 shares of common stock at an average of $0.0015 per share based on the formula in the note.

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

Subsequent Events

Common stock issued for services and liabilities

Subsequent to December 31, 2013 Golden State converted $870 of the 4.75% convertible debenture into 32,423,326 shares of common stock at $0.00003 per share and exercised 249 warrants at $381.50 per share for $94,830 and advanced $13,175 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to December 31, 2013 JMJ converted $41,668 of the convertible promissory note into 17,400,000 shares of common stock at $0.0024 under the terms of the securities purchase agreements.

Subsequent to December 31, 2013, IBC converted $3,162 of outstanding settlement obligations into 15,810,800 shares of common stock at $0.0015 under the terms of the Settlement Agreement.

Subsequent to December 31, 2013, shares of common stock totaling 11,317,073 were issued for consulting services for which the Company recognized $45,000 of expense.

Series A Convertible Preferred Stock

January 23, 2014, the Company sold to Victor Keen, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, 190,000 Units for a purchase price of $190,000, as part of the Private Placement (as defined therein) disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2013. Pursuant to such Private Placement, the Company has now received aggregate proceeds equal to $385,000. Such Private Placement is now closed.

IBC Funds, LLC Mutual Release

 On January 22, 2014 the Company entered into a Mutual Release (the “Release”) with IBC Funds, LLC (“IBC”) pursuant to which each party would release the other party from any and all obligations pursuant to that certain court-approved Settlement Agreement dated as of July 26, 2013 (the “Settlement Agreement”), as described in the Company’s Current Report on Form 8-K filed on July 31, 2013.

In consideration for the Release, IBC will accept and the Company will remit to IBC: (i) a cash payment of $190,000, (ii) an issuance of 9,000,000 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the December 18, 2013 Conversion Notice, and (iii) an issuance of 6,810,811 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the January 17, 2014 Conversion Notice (together, the “Consideration”). Pursuant to the Release, IBC has agreed that the Consideration shall be accepted as satisfaction in full of the payments due pursuant to the Settlement Agreement.

On January 23, 2014, the Company and IBC filed a Stipulation of Dismissal with Prejudice with the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida.

The foregoing information is a summary of the Mutual Release and Stipulation of Dismissal is not complete, and is qualified in its entirety by reference to the full text of the Mutual Release and Stipulation of Dismissal, each of which is attached as an exhibit to the Current Report on Form 8-K filed on January 28, 2014.  Readers should review each for a complete understanding of the terms and conditions associated with these transactions.

Keen Bridge Note

 On January 27, 2014 (the “Amendment Date”), the Company entered into a fourth amendment agreement (the “Fourth Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note.

Pursuant to the Fourth Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from December 31, 2013 to December 31, 2014 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

Joint Development Agreement with Schott Defense

As part of the Company’s federal funding strategy the Company intends to effectively compete by forming interdisciplinary teams with potential strategic partners (large and small), academic and commercial laboratories, and systems integrators providing integrated data visualization solutions. The first of these partnerships was reached in March 2014 when the Company signed a Joint Development Agreement with Schott Defense, a federally focused subsidiary of Schott North America. Schott is a world-class multi-billion dollar company with significant experience and success in partnering with federal agencies for development projects. In addition, Schott is one of the world’s leaders in developing specialty glass for many applications, including display technology. This partnership, coupled with the expertise of Doug Freitag, should facilitate the Company’s federal funding strategy and the Company’s ability to create the unique materials required to advance the CSpace technology.

2014 Equity Incentive Plan

In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the "2014 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) post-split shares.  The shares are included in a registration statement filed March 2014. Post-split shares totaling 12,046,093 were issued from the 2014 EIP during 2014 for services rendered. There are currently 37,563,907 shares available for issuance under the 2014 EIP.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes. During the most recent quarter ended December 31, 2013, there has been no change in our internal control over financial reporting(as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Victor F. Keen	72	Chief Executive Officer and Director
Ronald Robinson	68	Chief Financial Officer
John O'Connor	58	Chairman of the Board
Martin Keating	72	Director

Victor F. Keen - Chief Executive Officer and Director

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

John O' Connor - Chairman of the Board of Directors

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

Martin Keating - Director

Martin Keating was Chief Executive Officer until August 8, 2011 and has been a director of the Company since 1998. As the founder, chairman, and CEO of 3DIcon Corporation, Mr. Keating has applied his vision and efforts to the creation and development of breakthrough 3D technology. Prior to founding the company, Mr. Keating structured and managed numerous investment vehicles including the capitalization and NASDAQ listing of CIS Technologies, where he served as general counsel. He also completed financing of the Academy Award-winning motion picture, “The Buddy Holly Story”. Mr. Keating has been a guest lecturer at several colleges and universities across the country. He has been featured on national television and radio programs including CNN, CNBC, HARD COPY, etc. In 1996, Mr. Keating published “The Final Jihad," a terrorist suspense novel which was excerpted four times by King Features Syndicate for more than 1,500 newspapers. Mr. Keating is an attorney licensed to practice law in Oklahoma and Texas.

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

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor	2013	$-	$-	$-	$-	$-	$-	$-		$-
Keen	2012	$-	$-	$-	$50,000	$-	$-	$-		$50,000
CEO*	2011	$-	$-	$-	$75,000	$-	$-	$-		$75,000

Mark	2013	$162,000	$-	$-	$-	$-	$-	$-		$162,000
Willner	2012	$173,000	$-	$-	$75,360	$-	$-	$-		$248,360
CEO **	2011	$-	$-	$-	$-	$-	$-	$-		$-

Sidney	2013	$-	$-	$-	$-	$-	$-	$-		$-
Aroesty	2012	$-	$-	$-	$50,000	$-	$-	$-		$50,000
Former CEO ***	2011	$65,000	$-	$-	$60,600	$-	$-	$-		$125,600

Ronald	2013	$66,000	$-	$-	$-	$-	$-	$-		$66,000
Robinson	2012	$46,444	$-	$-	$-	$-	$-	$-		$46,444
CFO *****	2011	$39,788	$-	$-	$-	$-	$-	$-		$39,788

Chris	2013	$5,000	$-	$-	$-	$-	$-	$-		$5,000
Dunstan	2012	$58,500	$-	$2,500	$-	$-	$-	$-		$61,000
Former CFO ****	2011	$25,000	$-	$5,000	$-	$-	$-	$-		$30,000

Martin Keating	2013	$-	$-	$-	$-	$-	$-	$-		$—
Director &	2012	$-	$-	$-	$50,000	$-	$-	$-		$50,000
Former CEO	2011	$-	$-	$-	$75,000	$-	$-	$-		$75,000

Hakki Refai	2013	$144,000	$-	$-	$-	$-	$-	$-	$	[144,000
	2012	$172,000	$-	$-	$-	$-	$-	$-		$172,000
	2011	$200,000	$-	$-	$-	$-	$-	$-		$200,000

*	Victor Keen was appointed CEO November 1, 2013.
**	Mark Willner was the Company’s Chief Executive Officer from March 19, 2012 to November 1, 2013. See the “Employment Agreement” section for a discussion of Mr. Willner’s compensation arrangement.
***	Sidney Aroesty was Chief Executive Officer from June 13, 2011 to March 19, 2012.
****	On January 28, 2013, the Company decided not to renew its agreement with Christopher T. Dunstan pursuant to which Mr. Dunstan served as the Company’s Interim Chief Financial Officer.
*****	Ronald Robinson was appointed CFO of the Company effective January 28, 2013. Accordingly, Mr. Robinson’s above listed compensation was received in his capacity as a consultant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2013:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Victor Keen, CEO	11,078,538	-		$0.01 to 0.234	2018-2022
Mark Willner, former CEO	228,572	-	-	$0.35	2017	-	-	-	-

Director Compensation 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-	-	$-	-	-	-	$-
Martin Keating	$-	-	$-	-	-	-	$-
John O'Connor	$-	-	$-	-	-	-	$-
Sidney Aroesty	$-	-	$-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 26, 2013 by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

	Number of Shares Beneficially		Percentage
Name of Beneficial Owner (1)	Owned	Class of Stock	Outstanding (2)
Victor F. Keen, CEO, Director(3)	34,542,679	Common	9.99%

Ronald Robinson , CFO(4)	400,792	Common	*	%

Martin Keating , Director(5)	2,635,524	Common	*	%

John O'Connor, Director (6)	2,968,888	Common	*	%

All directors and executive officers as a group (4 persons)	40,547,883	Common	11.64%

Golden State Investors, Inc.	6,492,071	Common	1.99%

University of Oklahoma	1,807,563	Common	*	%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o 3DIcon Corporation, 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136.
(2)
Applicable percentage ownership is based on 326,828,576 shares of common stock outstanding as of March 26, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage.

(3)
Represents 3,020,152 shares owned by Mr. Keen and (i) 11,078,538 shares of common stock issuable upon exercise of vested options to purchase 11,078,538 shares of common stock at a weighted average of $0.09 per share; (ii) 1,500,000 shares of common stock issuable upon conversion of a $15,000 Convertible Note; (iii) 18,943,989 shares of common stock representing the maximum number of shares issuable upon conversion of a $65,000 Convertible Note that contains a 9.99% conversion limitation. Does not include shares of common stock issuable: (i) upon exercise of warrants to purchase 13,250,000 shares of common stock , which warrant contains a 4.99% conversion limitation and which warrant was issued in connection with Mr. Keen’s purchase of 265,000 shares of Series A Convertible Preferred Stock and (ii) upon conversion of 265,000 shares of Series A Convertible Preferred Stock, which shares may not be converted within 60 days of March 26, 2014. Victor Keen is our Chief Executive Officer and Director.

(4)
Represents 356,732 shares owned jointly with Mr. Robinson’s wife, Gayle A. Robinson, 999 shares in Mr. Robinson’s IRA, and 43,061 shares owned by Robinson, Freeman, PC, a corporation of which Mr. Robinson owns a 50% interest. Ronald Robinson is our Chief Financial Officer.

(5)	Represents (i) 1,942,499 shares of common stock owned by Mr. Keating, 286,453 options and (ii) 406,572 shares of common stock owned by Mr. Keating's wife, Judy Keating.
(6)
Represents (i) 3,143 shares of common stock owned by Mr. O'Connor and (ii) 2,857 shares of common stock owned by the John M. and Lucia D. O'Connor Revocable Living Trust over which Mr. O'Connor has voting and investment control and, (iii) 619,205 shares owned by Newton O’Connor & Ketchum (“NOTK”), a corporation of which Mr. O’Conner is partial owner; (iv) 1,144,710 shares of common stock issuable upon conversion of a $29,007 Convertible Note owned by NOTK; and (v) 1,198,973 options and warrants owned by Mr. O'Connor or NOTK.

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

Director Independence

Of the members of the Company's Board of Directors, none of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012 were $66,262 and $69,590, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2013 and 2012 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2013 and 2012 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2013 and 2012 were $0 and $0, respectively.

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

 PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (19)

4.1	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.2	Form of Convertible Bridge Note (8)

4.3	Form of Convertible Debenture dated June 25, 2013 (18)

4.4	Senior Convertible Note dated October 1, 2013 (19)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 21, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: March 31, 2014	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Robinson
	Name:	Ronald Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Martin Keating	Director	March 31, 2014
Martin Keating

By:	/s/ John O'Connor	Director	March 31, 2014
John O'Connor

By:	/s/ Victor F. Keen	Director	March 31, 2014
Victor F. Keen

3DIcon CORPORATION
(A Development Stage Company)

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
3DIcon Corporation

We have audited the accompanying balance sheets of 3DIcon Corporation (a Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2001) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
March 31, 2014

3DIcon CORPORATION
(A Development Stage Company)
BALANCE SHEETS
December 31, 2013 and December 31, 2012

	2013	2012
Assets
Current assets:
Cash	$70,769	$1,350
Prepaid expenses	13,919	12,610
Accounts receivable	-	78,428
Total current assets	84,688	92,388

Net property and equipment	-	4,280
Deferred debt costs, net	25,455	-
Deposits-other	2,315	2,315
Total Assets	$112,458	$98,983

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$612,744	$660,840
Warrant exercise advances	185,671	1
Accounts payable	140,410	324,473
Accrued salaries	1,713	10,958
Accrued interest on debentures	22,751	12,246
Total current liabilities	963,289	1,008,518

Convertible debentures payable	-	73,665

Long term debt	-	73,665

Total Liabilities	963,289	1,082,183

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 195,000 and -0- shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	39	-
Common stock $0.0002 par, 1,500,000,000 shares authorized; 248,191,444 and 45,934,839 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	49,638	9,187
Additional paid-in capital	18,618,714	17,044,786
Deficit accumulated during development stage	(20,004,871)	(18,522,822)
Total Stockholders' Deficiency	(1,336,480)	(1,468,849)
Total Liabilities and Stockholders' Deficiency	$112,458	$98,983

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see Note 5).
See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years ended December 31, 2013 and 2012
From Inception (January 1, 2001) to December 31, 2013

			Inception to
			December 31,
	2013	2012	2013
Income:
License fee	$-	-	$25,000
Sales	4,500	-	45,297
Grant income	43,896	63,668	325,388

Total income	48,396	63,668	395,685

Expenses:
Research and development	372,984	519,435	5,050,659
General and administrative	1,077,106	1,482,638	14,671,403
Interest	80,355	163,297	678,494

Total expenses	1,530,445	2,165,370	20,400,556

Net loss	$(1,482,049)	(2,101,702)	$(20,004,871)

Loss per share:
Basic and diluted	$(0.014)	$(0.053)

Weighted average shares outstanding, Basic and diluted	105,435,660	39,957,067

See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period from Inception (January 1, 2001) to December 31, 2013

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the
		Par		Par	Paid-In	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	-	-	27,723,750	$27,724	$193,488	$-	$221,212

Accrue compensation earned but unrecorded	-	-	-	-	-	(60,000)	(60,000)
Stock issued for services	-	-	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	-	-	728,500	729	72,121	-	72,850
Net loss for the year	-	-	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	-	-	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	-	-	(60,000)	(60,000)
Stock issued for services	-	-	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	-	-	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	-	-	35,689,560	35,690	723,851	(647,108	112,433

Accrue compensation earned but unrecorded	-	-	-	-	-	(90,000)	(90,000)
Stock issued for services	-	-	15,347,000	15,347	-	-	15,347
Stock issued for cash	-	-	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	-	-	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	-	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	-	-	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	-	-	25,000,000	5,000	(5,000)	-	-
Stock issued for services	-	-	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	-	-	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	-	-	42,292	-	42,292
Stock warrants exercised	-	-	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	-	-	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	-	-	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	-	-	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	-	-	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	-	-	140,400	-	140,400
Stock warrants exercised	-	-	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	-	-	73,947,656	14,789	1,597,959	(1,999,645	(386,897)

Stock issued for services	-	-	4,700,000	940	205,597	-	206,537
Debentures converted	-	-	3,000,000	600	149,400	-	150,000
Stock issued for cash	-	-	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	-	-	33,800	-	33,800
Warrants converted to purchase common stock	-	-	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	-	-	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	-	-	817,727	164	155,262	-	155,426
Stock issued for interest	-	-	767,026	153	38,198	-	38,351
Stock based compensation	-	-	-	-	1,274,666	-	1,274,666
Debentures converted	-	-	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	-	-	1,188,960	238	191,898	-	192,136
Options exercised	-	-	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	-	-	87,864	-	87,864
Warrants converted to purchase common stock	-	-	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	-	-	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	-	-	515,677	103	24,897	-	25,000
Warrants exercised	-	-	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	-	-	654,199	-	654,199
Debentures converted	-	-	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	-	-	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	-	-	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	-	-	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	-	-	20,607,841	4,122	197,878	-	202,000
Warrants exercised	-	-	35,100	7	382,583	-	382,590
Debentures converted	-	-	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	-	-	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	-	-	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	-	-	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	-	-	13,505	-	13,505
Net loss for the year	-	-	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	-	-	343,690,812	68,738	10,716,019	(12,576,914	(1,792,157)

Stock issued for cash	-	-	5,714,286	1,143	8,857	-	10,000
Warrants exercised	-	-	47,523	9	517,991	-	518,000
Debentures converted	-	-	255,650,977	51,130	228,061	-	279,191
Stock issued for services	-	-	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	-	-	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	-	-	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	-	-	418,112	-	418,112
Net loss for the year	-	-	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	-	-	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	-	-	12,308,915	2,462	754,378	-	756,840
Debentures converted	-	-	252,267,600	50,453	653,093	-	703,546
Stock issued for services	-	-	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	-	-	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	-	-	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	-	-	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	-	-	285,600	-	285,600
Retrospective adjustment for the 1:35 reverse common stock split on April 27, 2012	-	-	(1,119,574,221)	(223,915)	223,915
Net loss for the period	-	-	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	-	-	32,928,654	6,586	15,168,005	(16,421,120)	(1,246,529)

Warrants and options exercised	-	-	2,285	1	871,051	-	871,052
Debentures converted	-	-	9,884,674	1,976	37,803	-	39,779
Stock issued for interest	-	-	1,076	1	2,046	-	2,047
Stock issued for services	-	-	2,248,640	450	245,650	-	246,100
Stock issued for liabilities	-	-	869,510	173	366,191	-	366,364
Stock based compensation	-	-	-	-	354,040	-	354,040
Net loss for the period	-	-	-	-	-	(2,101,702)	(2,101,702)
Balance, December 31, 2012	-	-	45,934,839	9,187	17,044,786	(18,522,822)	(1,468,849)

Warrants and options exercised	-	-	1,103	1	420,739	-	420,740
Debentures converted	-	-	175,264,242	35,053	533,775	-	568,828
Stock issued for services	-	-	25,892,479	5,178	290,172	-	295,350
Stock issued for liabilities	-	-	1,098,751	219	31,281	-	31,500
Preferred stock and options issued for cash	195,000	39	-	-	267,961	-	268,000
Warrants issued to purchase common stock					30,000		30,000
Net loss for the period	-	-	-	-	-	(1,482,049)	(1,482,049)
Balance December 31, 2013	195,000	$39	248,191,414	$49,638	$18,618,714	$(20,004,871)	$(1,336,480)

Presentation gives effect to the Reverse Stock Split, which occurred on April 27, 2012 (see note 5)
See notes to financial statements

3DIcon CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2013 and 2012
and Period from Inception (January 1, 2001) to December 31, 2013

			Inception to
			December 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(1,482,049)	$(2,101,702)	$(20,004,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	354,040	2,986,618
Stock issued for services	295,350	246,100	2,779,444
Stock issued for interest	-	2,047	143,719
Book value of assets retired	-	-	6,529
Amortization of deferred debt costs	61,434	78,833	310,681
Depreciation	4,280	5,529	37,000
Impairment of assets	-	-	292,202

Change in:
Accounts receivable	13,028	3,972	-
Prepaid expenses and other assets	(1,309)	22,825	(264,634)
Accounts payable and accrued liabilities	46,327	29,929	2,555,085

Net cash used in operating activities	(1,062,939)	(1,358,427)	(11,158,227)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(43,529)
Net cash used in investing activities	-	-	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	969,810	789,111	6,247,376
Proceeds from issuance of debentures and notes	283,068	553,000	5,145,659
Cash paid on debentures	(120,520)	-	(120,520)

Net cash provided by financing activities	1,132,358	1,342,111	11,272,515

Net change in cash	69,419	(16,316)	70,759
Cash, beginning of period	1,350	17,666	10
Cash, end of period	$70,769	$1,350	$70,769

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$568,828	$39,779	$4,866,289
Cash paid for interest	$21,145	$1,969	$324,841
Stock issued to satisfy payables	$31,500	$366,364	$2,385,117
Debenture issued to satisfy payable	$197,631	$29,007	$352,547
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

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

The Company has realized a cumulative net loss of $20,004,871 for the period from inception (January 1, 2001) to December 31, 2013, and a net loss of $1,482,049 and $2,101,702 for the years ended December 31, 2013 and 2012, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned technologies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $70,769, grants and investor funding.  Under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2014, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon the current stock price, the issued and outstanding shares as of December 31, 2013 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $3,924,000 in funding from Golden State as a result of warrant exercises during the year ended December 31, 2014.

On July 2, 2013, the Company was awarded a $300,000 grant in the 2013 Oklahoma Applied Research Support competition sponsored by the Oklahoma Center for the Advancement of Science and Technology. The money will be used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.  (see Note 5)

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

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

Net loss per common share

The Company computes net loss per share in accordance with ASC No. 260, Earnings Per Share. Under the provisions of this standard, basic net loss per common share is based on the weighted-average outstanding common shares. Diluted net loss per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures. Due to the Company's losses, such potentially dilutive securities are anti-dilutive for all periods presented. The weighted average number of potentially dilutive shares is 33,321,337 and 3,288,156 for the years ended December 31, 2013 and 2012, respectively.

Use of estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Debt issue costs

The Company defers and amortizes the legal and filing fees associated with long-term debt that is issued. These costs are primarily related to the convertible debentures, the majority of which have a one year term. The amortization is charged to operations over the one year term and then adjusted quarterly for debenture conversions to common stock.

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

Note 3 – Recent Accounting Pronouncements

The following is a summary of a recent accounting pronouncement that is relevant to the Company:

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for annual periods beginning after December 15, 2011. The adoption of the provisions of this guidance did not materially impact our financial statements.

 In February 2013, the Financial Accounting Standards Board issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard became effective for the Company beginning in the first quarter of fiscal 2013, and its adoption did not have any impact on the Company's financial statements.

Note 4 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

Since April 20, 2002, the Company has entered into a number of Sponsored Research Agreements with the University of Oklahoma (“OU”) as follows:

Phase I: “Pilot Study to Investigate Digital Holography”, April 20, 2004. The Company paid OU $14,116.

Phase II: “Investigation of 3-Dimensional Display Technologies”, April 15, 2005, as amended. The Company paid OU $528,843.

Phase III: “3-Dimensional Display Development”. The Company made partial payment to OU by issuing 121,849 post-split equivalent shares (4,264,707 pre-split shares) with a market price of $290,000 on October 14, 2008 and final payment on December 1, 2010 in the amount of $525,481 of which $40,481 was in cash and 1,685,714 post-split equivalent shares (59,000,000 pre-split) of Company stock (the “Shares”). The Shares are subject to an OU ‘put’ right and a 3Dicon ‘call’ right.

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

Note 5 – OCAST Grant

The Oklahoma Center for the Advancement of Science and Technology (“OCAST”) approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. With the new modification, the first year ended on August 31, 2010.  The award was for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to date.  The Company received approval for a no cost extension request for the second year of the contract and, with the new modification, the second year ended on August 31, 2012. In 2013 the Company received the remaining $13,029 of grant funds that were earned through the end of the grant period, August 31, 2012.

In July 2013, the Company was awarded a second grant from OCAST.  This matching grant is for $300,000 and has a start date of September 1, 2013.  The money will be used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

During the years ended December 31, 2013 and 2012, the Company charged operations $-0- and $13,071, respectively, pursuant to the direct costs incurred and for the use of the OU lab facilities in regard to the OCAST grant.

Note 6 – Consulting Agreements

Concordia Financial Group

The Company entered into a one-year Independent Consulting Agreement with Concordia Financial Group (“Concordia”) effective November 1, 2007, and month-to-month thereafter. Under the terms of the agreement Concordia will serve as liaison to Golden State Investors, Inc. and provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assists in presentations related to the above services. Concordia is paid a monthly fee of $15,750. Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia's monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month. Market is defined as the five day average of closing prices immediately preceding the last business day of the calendar month in which the invoiced services were rendered. The monthly fee was reduced to $15,000 monthly effective June 1, 2013 under the revised terms of the agreement.  The Company incurred consulting fees of $183,750 and $189,000, respectively for services from Concordia during each of the periods ended December 31, 2013 and 2012, under the terms of the agreement.

Note 4 – Debentures and Notes Payable

Debentures payable consist of the following:

	December 31,	December 31,
	2013	2012
Senior Convertible Debentures:
10% Convertible debentures to Directors due June 2014	$30,000	$-
10% Convertible debenture due June 2014	29,007	29,007
4.75% Convertible debenture due December 2014	69,805	73,665
5.0% Convertible notes due 2014 (net of $19,115 and $6,167 OID)	123,590	168,833
15% Convertible bridge notes due 2013	-	403,000
15% Convertible bridge notes due 2014 (net of $23,500 OID)	181,500	-
Settlement Agreement 3(a)(10)	118,842	-
15% Convertible bridge note to Director due December 2014	60,000	60,000
Total Debentures	612,744	734,505
Less - Current Maturities	(612,744)	(660,840)

Long-term Debentures	$-	$73,665

10% Convertible Director Debentures

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

10% Convertible Debenture Due Newton, O'Connor, Turner & Ketchum

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to June 30, 2014.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due in 2014, and warrants to buy 28,571 post-split equivalent shares of the common stock at an exercise price of $381.50 per post-split share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the year ended December 31, 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 post-split shares of common stock, exercised warrants to purchase 1,103 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013.

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

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period and $8,750 of interest has been accrued. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

The 5% Notes were subject to a Mandatory Registration Agreement (the “Registration Agreement”) whereby no later than August 31, 2012, the Company agreed to file, at its own expense, an amendment (the “Amendment”) to the S-1 Registration Statement (the “Registration Statement”) the Company filed with the SEC on July 3, 2012, to include in such Amendment 4,750,000 shares of common stock issuable under the 5% Notes. The Company agreed, thereafter, to use its best efforts to cause such Registration Statement to become effective as soon as possible after such filing but in no event later than one hundred and twenty (120) days from the date of the Registration Agreement. Since the Company failed to get the Registration Statement declared effective within the 120 days of the date of the Registration Agreement, a penalty/liquidated damages of $25,000 was added to the balance of the 5% Notes.

15% Convertible Bridge Note to Director

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

On December 21, 2012, the Company entered into an amendment agreement (the “GCASIF Amendment”) with GCASIF, the holder of that certain Convertible Bridge Note (the “GCA Bridge Note”) in the principal amount of $300,000.  Pursuant to the GCASIF Amendment, GCASIF agreed to extend the maturity of the GCA Bridge Note from November 22, 2012 to March 21, 2013 and the Company agreed to (i) increase the principal amount of the GCA Bridge Note from $300,000 to $325,000; (ii) amend the conversion price of the GCA Bridge Note to the lesser of $0.04, or 100% of the Volume Weighted Average Price, as reported by Bloomberg, L.P., for the 5 trading days prior to the effective date of the Registration Statement; and (iii) grant additional registration rights to GCASIF from 5,172,414 shares to 8,000,000 shares of the Company’s common stock into which the GCA Bridge Note may be convertible. Furthermore, GCASIF agreed to waive any and all defaults, default interest and the Liquidated Damages due to GCASIF. In connection with the GCASIF Amendment, the Company agreed to pay GCASIF a fee of $20,000. GCASIF agreed to waive any defaults resulting from the non-payment of the GCA Bridge Note, so long as, GCASIF is paid in full by April 15, 2013 or GCASIF elects to convert the GCA Bridge Note into shares of the Company’s common stock on or before April 15, 2013. In April 2013, the GCA Bridge Note was assigned to a successor in interest and the Company executed an amendment to the GCA Bridge Note in order to extend the maturity until July 22, 2014 and reduce the conversion price to the greater of (x) the par value of the Common Stock, or (y) 60% of the lowest closing bid price, as reported by Bloomberg, L.P., for the 10 trading days prior to the date the conversion of all or part of its principal and interest are requested. During 2013, GCASIF converted $204,480 of the note into 48,811,800 shares of common stock at an average of $0.0042 per share based on the formula in the note.  The $120,520 remaining balance on the note was paid in cash in December 2013.

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

Pursuant to the Third Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from August 31, 2013 to December 31, 2013 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.  (see Note 10)

 On October 1, 2013 (the “Date of Issuance”), 3DIcon Corporation issued and sold to an accredited investor a Senior Convertible Note (the “Senior Note”) in the principal amount of $205,000 and a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price equal to 110% of the closing bid price on September 30, 2013 (the “October 2013 Warrant”). The Senior Note included a $30,750 original issue discount. Accordingly, the Company received $174,250 gross proceeds from which the Company paid legal and documentation fees of $22,500 and placement agent fees of $15,682.

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

Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company issued 650,000 shares of Common Stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $197,631 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC minus $0.002.  During 2013, IBC converted $78,789 of the note into 53,720,000 shares of common stock at an average of $0.0015 per share based on the formula in the note. (see Note 10)

Note 5 – Common Stock and Paid-In Capital

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

Warrants issued

As of December 31, 2013, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on May 22, 2014 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015.  Golden State has warrants outstanding to purchase 19,942 shares of common stock at a price of $381.50 per share which expire December 31, 2014. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019.  Additionally from the preferred stock issuance, there are 9,750,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017.

Common stock and options issued for services and liabilities

During the years ending December 31, 2013 and 2012, shares of common stock totaling 25,892,479 and 2,248,640, respectively were issued for consulting services for which the Company recognized $295,350 and $246,100 of expense, respectively. Additionally, during the years ending December 31, 2013 and 2012, shares totaling 1,098,751 and 869,510, respectively were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $31,500 and $366,364, respectively.

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

Private Placement

On December 9, 2013 and December 11, 2013 the Company closed on $195,000 in a private placement (the “Private Placement”) contemplated by a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated December 9, 2013, pursuant to which the Company sold 195,000 Units (as defined below) to accredited investors (each, an “Investor” and collectively, the “Investors”), one of whom was Victor Keen, the Company’s Chief Executive Officer and a member of the board of directors of the Company. Accordingly, at the closings, the Company issued (i) 195,000 shares of its newly designated Series A Convertible Preferred Stock (the “Series A Preferred”), and (ii) warrants (“Warrants”) to purchase an aggregate of 9,750,000 shares of Common Stock for gross proceed of $195,000.

Under the terms of the Securities Purchase Agreement, the Company sold units (“Units”) consisting of: (i) one share of Series A Convertible Preferred Stock and (ii) Warrants to purchase fifty (50) shares of Common Stock. The purchase price of each Unit was $1.00. The total purchase price of the securities sold in the Private Placement was $195,000. The offer and sale of the foregoing securities under the Securities Purchase Agreement was not a “public offering” as referred to in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and was intended meet the requirements to qualify for exemption under Rule 506(b) of Regulation D promulgated under the Securities Act.

The terms of the Series A Convertible Preferred Stock and Warrants are as follows:

Series A Convertible Preferred Stock

A total of 195,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of 3DIcon Corporation (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share (the “Stated Value”), and shall receive a dividend of 6% of their Stated Value per annum. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

The Series A Preferred Stock may, at the option of the Investor, be converted at any time after the first anniversary of the issuance of the Series A Preferred Stock or from time to time thereafter into 50,000,000 shares of Common Stock that Such Investor is entitled to in proportion to the 500,000 shares of Series A Preferred so designated in the Certificate of Designation.

The Series A Preferred Stock will automatically be converted into Common Stock anytime the 5 day average VWAP of the Company’s Common Stock prior to such conversion is equal to $0.05 or more. Such mandatory conversion would be converted by the same method described above for discretionary conversions.

Except as otherwise required by law, the holders of shares of Series A Preferred Stock shall not have voting rights or powers.

In the event of any (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or ii) sale, merger, consolidation, reorganization or other transaction that results in a change of control of the Company, each holder of a share of Series A Preferred shall be entitled to receive, subject to prior preferences and other rights of any class or series of stock of the Company senior to the Series A Preferred, but prior and in preference to any distribution of any of the assets or surplus funds of the Company to holders of Common Stock, or any other class or series of stock of the Company junior to the Series A Preferred, an amount equal to the Stated Value plus accrued and unpaid dividends (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Preference Amount”). After such payment has been made to the holders of Series A Preferred of the full Preference Amount to which such holders shall be entitled, the remaining net assets of the Company available for distribution, if any, shall be distributed pro rata among the holders of Common Stock. In the event the funds or assets legally available for distribution to the holders of Series A Preferred are insufficient to pay the Preference Amount, then all funds or assets available for distribution to the holders of capital stock shall be paid to the holders of Series A Preferred pro rata based on the full Preference Amount to which they are entitled.

The Company may not declare, pay or set aside any dividends on shares of any class or series of capital stock of the Company (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series A Preferred Stock shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred in an amount equal to the dividend per share that such holders would have received had they converted their shares of Series A Preferred into shares of Common Stock immediately prior to the record date for the declaration of the Common Stock dividend in an amount equal to the average VWAP during the 5 trading days prior to the date such dividend is due.

Warrants

Each Unit under the Securities Purchase Agreement consists of Warrants entitling the Investor to purchase fifty (50) shares of Common Stock for each share of Series A Preferred purchased by such Investor in the Private Placement, at an initial exercise price per share of $0.0055. The exercise price and number of shares of Common Stock issuable under the Warrants are subject to adjustments for stock dividends, splits, combinations and similar events. On or after the first anniversary of the issuance of the Warrants and prior to close of business on fourth anniversary of the issuance of the Warrants and may be exercised at any time upon the election of the holder, provided however, that an Investor may at any given time convert only up to that number of shares of Common Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of such Investor and all persons affiliated with such Investor, is not more than 4.99% of the Company’s Common Stock then outstanding (subject to adjustment up to 9.99% at the Investor’s discretion upon 61 days’ prior notice).

The $27,000 estimated fair value of warrants for common stock issued was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 178% is based on the historical volatility of the stock. The risk-free interest rate of 1.38% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the warrants of five years is based on historical exercise behavior and expected future experience.

Transaction Documents Series A Convertible Preferred Stock

The Securities Purchase Agreement, the Warrants and Certificate of Designation contain ordinary and customary provisions for agreements of this nature, such as representations, warranties, covenants, and indemnification obligations, as applicable. The foregoing descriptions of the Securities Purchase Agreement and the Warrants do not purport to describe all of the terms and provisions thereof and are qualified in their entirety by reference. The Securities Purchase Agreement and the form of Warrant are filed as Exhibits 4.1 and 10.1, respectively, to the Current Report on Form 8-K filed on December 13, 2013 and are incorporated herein by reference.

The following summary reflects warrant and option activity for the year ending December 31, 2013:

	Attached	Golden State
	Warrants	Warrants	Options

Outstanding December 31, 2012	221,122	21,045	3,045,989
Granted/purchased	10,050,000	-	20,000,000
Exercised	-	(1,103)	-
Cancelled	-	-	(15,715)

Outstanding December 31, 2013	10,271,122	19,942	23,030,274

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

Note 6 – Incentive Stock Plan

In January 2011, the Company established the 3DIcon Corporation 2011 Equity Incentive Stock Plan (the "2011 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2011 EIP shall not exceed 2,857,143 post-split shares.  The shares are included in a registration statement filed January 14, 2011. Post-split shares totaling 44,673 and 2,812,470 were issued from the 2011 EIP during 2013 and 2012 respectively, for services rendered and to satisfy accounts payable to the Company. There are currently -0- shares available for issuance under the 2011 EIP.

In April 2012, the Company established the 3DIcon Corporation 2012 Equity Incentive Plan (the "2012 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2012 EIP shall not exceed five million (5,000,000) post-split shares.  The shares are included in a registration statement filed May 3, 2012. Post-split shares totaling 2,827,537 and 2,172,463 were issued from the 2012 EIP during 2013 and 2012 respectively, for services rendered and to satisfy accounts payable to the Company. There are currently -0- shares available for issuance under the 2012 EIP.

In June 2013, the Company established the 3DIcon Corporation 2013 Equity Incentive Plan (the "2013 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2013 EIP shall not exceed twenty million (20,000,000) post-split shares.  The shares are included in a registration statement filed June 10, 2013. Post-split shares totaling 20,000,000 were issued from the 2013 EIP during 2013 for services rendered. There are currently -0- shares available for issuance under the 2013 EIP. (see Note 10)

Note 7 – Office Lease

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

2014	23,000
2015	13,000
Total	$36,000

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the years ending December 31, 2013 and  December 31,  2012, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $23,137 and $19,201, respectively.

Note 9 – Dimension Technologies Inc. - Non-Binding Letter of Intent

As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2012, on July 13, 2012, 3DIcon Corporation executed a non-binding letter of intent (the Letter of Intent”) outlining the principal terms and conditions to acquire Dimension Technologies Inc., a privately held New York corporation (“DTI”). The Letter of Intent was not binding on either party.  In a letter to the shareholders of the Company, issued on February 20, 2013, the Company  provided an update on the progress the Company is making in its continued efforts to improve the performance of its CSpace technology and to seek out potential acquisitions that would allow the Company to enter the glasses-free flat screen 3D space. The letter to shareholders explains that the Company and DTI mutually agreed not to renew the non-binding letter of intent after a determination was made that DTI’s technology does not fit the specifics of the Company’s business model. At this time, the Company does not have any definitive agreement in place and no assurances can be made the Company will be able to consummate a transaction that would allow such entry into the glasses-free flat screen 3D space.

Note 10 – Subsequent Events

Common stock issued for services and liabilities

Subsequent to December 31, 2013, Golden State converted $870 of the 4.75% convertible debenture into 32,423,326 shares of common stock at $0.00003 per share and exercised 249 warrants at $381.50 per share for $94,830 and advanced $13,175 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to December 31, 2013, JMJ converted $41,668 of the convertible promissory note into 17,400,000 shares of common stock at $0.0024 under the terms of the securities purchase agreements.

Subsequent to December 31, 2013, IBC converted $3,162 of outstanding settlement obligations into 15,810,800 shares of common stock at $0.0015 under the terms of the Settlement Agreement.

Subsequent to December 31, 2013, shares of common stock totaling 16,693,417 were issued for consulting services for which the Company recognized $60,000 of expense.

Series A Convertible Preferred Stock

January 23, 2014, the Company sold to Victor Keen, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, 190,000 Units for a purchase price of $190,000, as part of the Private Placement (as defined therein) disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2013. Pursuant to such Private Placement, the Company has now received aggregate proceeds equal to $385,000. Such Private Placement is now closed.

 IBC Funds, LLC Mutual Release

 On January 22, 2014 the Company entered into a Mutual Release (the “Release”) with IBC Funds, LLC (“IBC”) pursuant to which each party would release the other party from any and all obligations pursuant to that certain court-approved Settlement Agreement dated as of July 26, 2013 (the “Settlement Agreement”), as described in the Company’s Current Report on Form 8-K filed on July 31, 2013.

In consideration for the Release, IBC will accept and the Company will remit to IBC: (i) a cash payment of $190,000, (ii) an issuance of 9,000,000 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the December 18, 2013 Conversion Notice, and (iii) an issuance of 6,810,811 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the January 17, 2014 Conversion Notice (together, the “Consideration”). Pursuant to the Release, IBC has agreed that the Consideration shall be accepted as satisfaction in full of the payments due pursuant to the Settlement Agreement.

On January 23, 2014, the Company and IBC filed a Stipulation of Dismissal with Prejudice with the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida.

Keen Bridge Note

 On January 27, 2014 (the “Amendment Date”), the Company entered into a fourth amendment agreement (the “Fourth Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note.

Pursuant to the Fourth Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from December 31, 2013 to December 31, 2014 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

Joint Development Agreement with Schott Defense

As part of the Company’s federal funding strategy the Company intends to effectively compete by forming interdisciplinary teams with potential strategic partners (large and small), academic and commercial laboratories, and systems integrators providing integrated data visualization solutions. The first of these partnerships was reached in March 2014 when the Company signed a Joint Development Agreement with Schott Defense, a federally focused subsidiary of Schott North America.

Incentive Stock Plan

In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) post-split shares. The shares are included in a registration statement filed March, 2014. Post-split shares totaling 12,046,093 were issued from the 2014 EIP during 2014 for services rendered. There are currently 37,563,907 shares available for issuance under the 2014 EIP.

