Form 10-Q
period 2014-03-31
3DICON CORP
filed 2014-05-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, the issuer had 353,684,566 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION

(A Development Stage Company)

BALANCE SHEETS

March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$9,446	$70,769
Prepaid expenses	22,916	13,919
Total current assets	32,362	84,688

Deferred debt costs, net	12,727	25,455
Deposits-other	2,315	2,315
Total Assets	$47,404	$112,458

Liabilities and Stockholders' Deficiency
Current liabilities:
Convertible notes and debentures payable	$497,224	$612,744
Warrant exercise advances	148,706	185,671
Accounts payable	221,019	140,410
Accrued salaries	38,959	1,713
Accrued interest on debentures	24,301	22,751
Total current liabilities	930,209	963,289

Total Liabilities	930,209	963,289

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 385,000 and 195,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	77	39
Common stock $0.0002 par, 1,500,000,000 shares authorized; 330,519,206 and 248,191,444 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	66,104	49,638
Additional paid-in capital	18,992,740	18,618,714
Deficit accumulated during development stage	(20,427,375)	(20,004,871)
Total Stockholders' Deficiency	(1,368,454)	(1,336,480)
Total Liabilities and Stockholders' Deficiency	$47,404	$112,458

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013 and

Period from Inception (January 1, 2001) to March 31, 2014

(unaudited)

			Inception to
			March 31,
	2014	2013	2014
Income:
License fee	$-	$-	$25,000
Sales	10,000	1,500	55,297
Grant income	28,748	-	354,136

Total income	38,748	1,500	434,433

Expenses:
Research and development	60,336	103,604	5,110,995
General and administrative	378,109	263,972	15,049,512
Interest	22,807	20,267	701,301

Total expenses	461,252	387,843	20,861,808

Net loss	$(422,504)	$(386,343)	$(20,427,375)

Loss per share:
Basic and diluted	$(0.001)	$(0.008)

Weighted average shares outstanding, Basic and diluted	286,990,688	51,179,718

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to March 31, 2014

(unaudited)

						Deficit
						Accumulated
			Common Stock		Additional	During the
		Par		Par	Paid-In	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	-	-	27,723,750	$27,724	$193,488	$-	$221,212
		-
Accrue compensation earned but unrecorded	-	-	-	-	-	(60,000)	(60,000)
Stock issued for services	-	-	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	-	-	728,500	729	72,121	-	72,850
Net loss for the year		-	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	-	-	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	-	-	(60,000)	(60,000)
Stock issued for services	-	-	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	-	-	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	-	-	35,689,560	35,690	723,851	(647,108)	112,433

Accrue compensation earned but unrecorded	-	-	-	-	-	(90,000)	(90,000)
Stock issued for services	-	-	15,347,000	15,347	-	-	15,347
Stock issued for cash	-	-	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	-	-	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	-	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	-	-	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	-	-	25,000,000	5,000	(5,000)	-	-
Stock issued for services	-	-	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	-	-	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	-	-	42,292	-	42,292
Stock warrants exercised	-	-	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	-	-	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	-	-	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	-	-	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	-	-	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	-	-	140,400	-	140,400
Stock warrants exercised	-	-	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	-	-	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	-	-	4,700,000	940	205,597	-	206,537
Debentures converted	-	-	3,000,000	600	149,400	-	150,000
Stock issued for cash	-	-	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	-	-	33,800	-	33,800
Warrants converted to purchase common stock	-	-	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	-	-	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	-	-	817,727	164	155,262	-	155,426
Stock issued for interest	-	-	767,026	153	38,198	-	38,351
Stock based compensation	-	-	-	-	1,274,666	-	1,274,666
Debentures converted	-	-	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	-	-	1,188,960	238	191,898	-	192,136
Options exercised	-	-	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	-	-	87,864	-	87,864
Warrants converted to purchase common stock	-	-	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	-	-	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	-	-	515,677	103	24,897	-	25,000
Warrants exercised	-	-	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	-	-	654,199	-	654,199
Debentures converted	-	-	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	-	-	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	-	-	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	-	-	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	-	-	20,607,841	4,122	197,878	-	202,000
Warrants exercised	-	-	35,100	7	382,583	-	382,590
Debentures converted	-	-	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	-	-	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	-	-	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	-	-	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	-	-	13,505	-	13,505
Net loss for the year	-	-	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	-	-	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)

Stock issued for cash	-	-	5,714,286	1,143	8,857	-	10,000
Warrants exercised	-	-	47,523	9	517,991	-	518,000
Debentures converted	-	-	255,650,977	51,130	228,061	-	279,191
Stock issued for services	-	-	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	-	-	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	-	-	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	-	-	418,112	-	418,112
Net loss for the year	-	-	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	-	-	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	-	-	12,308,915	2,462	754,378	-	756,840
Debentures converted	-	-	252,267,600	50,453	653,093	-	703,546
Stock issued for services	-	-	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	-	-	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	-	-	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	-	-	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	-	-	285,600	-	285,600
Retrospective adjustment for the 1:35 reverse common stock split on April 27, 2012	-	-	(1,119,574,221)	(223,915)	223,915
Net loss for the period	-	-	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	-	-	32,928,654	6,586	15,168,005	(16,421,120)	(1,246,529)

Warrants and options exercised	-	-	2,285	1	871,051	-	871,052
Debentures converted	-	-	9,884,674	1,976	37,803	-	39,779
Stock issued for interest	-	-	1,076	1	2,046	-	2,047
Stock issued for services	-	-	2,248,640	450	245,650	-	246,100
Stock issued for liabilities	-	-	869,510	173	366,191	-	366,364
Stock based compensation	-	-	-	-	354,040	-	354,040
Net loss for the period	-	-	-	-	-	(2,101,702)	(2,101,702)
Balance, December 31, 2012	-	-	45,934,839	9,187	17,044,786	(18,522,822)	(1,468,849)

Warrants and options exercised	-	-	1,103	1	420,739	-	420,740
Debentures converted	-	-	175,264,242	35,053	533,775	-	568,828
Stock issued for services	-	-	25,892,479	5,178	290,172	-	295,350
Stock issued for liabilities	-	-	1,098,751	219	31,281	-	31,500
Preferred stock and options issued for cash	195,000	39	-	-	267,961	-	268,000
Warrants issued to purchase common stock					30,000		30,000
Net loss for the period	-	-	-	-	-	(1,482,049)	(1,482,049)
Balance December 31, 2013	195,000	$39	248,191,414	$49,638	$18,618,714	$(20,004,871)	$(1,336,480)

Warrants and options exercised	-	-	249	1	94,829	-	94,830
Debentures converted	-	-	65,634,126	13,127	32,573	-	45,700
Stock issued for services	-	-	9,376,344	1,875	43,125	-	45,000
Stock issued for liabilities	-	-	7,317,073	1,463	13,537	-	15,000
Preferred stock and options issued for cash	190,000	38	-	-	189,962	-	190,000
Warrants issued to purchase common stock	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	(422,504)	(422,504)
Balance March 31, 2014	385,000	$77	330,519,206	$66,104	$18,992,740	$(20,427,375)	$(1,368,454)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

and Period from Inception (January 1, 2001) to March 31, 2014

(unaudited)

			Inception to
	March 31,	March 31,	March 31,
Cash Flows from Operating Activities	2014	2013	2014
Net loss	$(422,504)	$(386,343)	$(20,427,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	-	2,986,618
Stock issued for services	45,000	-	2,824,444
Stock issued for interest	-	-	143,719
Book value of assets retired	-	-	6,529
Amortization of deferred debt costs	33,588	16,260	344,269
Depreciation	-	1,541	37,000
Impairment of assets	-	-	292,202

Change in:
Accounts receivable	-	13,028	-
Prepaid expenses and other assets	(8,997)	5,444	(273,631)
Accounts payable and accrued liabilities	134,405	96,255	2,689,490

Net cash used in operating activities	(218,508)	(253,815)	(11,376,735)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(43,529)
Net cash used in investing activities	-	-	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	247,865	209,950	6,495,241
Proceeds from issuance of debentures and notes	25,000	90,400	5,170,659
Cash paid on debentures	(115,680)	-	(236,200)

Net cash provided by financing activities	157,185	300,350	11,429,700

Net change in cash	(61,323)	46,535	9,436
Cash, beginning of period	70,769	1,350	10
Cash, end of period	$9,446	$47,885	$9,446

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$45,700	$54,317	$4,911,989
Cash paid for interest	$397	$2,432	$325,238
Stock issued to satisfy payables	$15,000	$-	$2,400,117
Debenture issued to satisfy payable	$-	$-	$352,547
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2014, and the statements of its operations for the three months ended March 31, 2014 and March 31, 2013, and the period from inception (January 1, 2001) to March 31, 2014, and cash flows for the three-month periods ended March 31, 2014 and 2013, and the period from inception (January 1, 2001) to March 31, 2014, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Revenue Recognition

Revenues from software license fees are accounted for in accordance with Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition”. The Company recognizes sales revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Grant revenue is recognized when earned.

Recent Accounting Pronouncements

Based on management's assessment, no new accounting standards, if adopted, would have a material impact on the accompanying financial statements.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses.

The Company has realized a cumulative net loss of $20,427,375 for the period from inception (January 1, 2001) to March 31, 2014, and a net loss of $422,504 and $386,343 for the three-months ended March 31, 2014 and 2013, respectively.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $9,446, grants and investor funding.  Under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2014, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon the current stock price, the issued and outstanding shares as of March 31, 2014 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding from Golden State as a result of warrant exercises. Due to the Beneficial Ownership Limitations, the Company received $13,175 in advances from Golden State during the three-month period ended March 31, 2014. Such advances are recorded within warrant exercise advances on the balance sheets when received.

On July 2, 2013, the Company was awarded a $300,000 grant in the 2013 Oklahoma Applied Research Support competition sponsored by the Oklahoma Center for the Advancement of Science and Technology (“OCAST”). The grant will be used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology (see Note 3).

Joint Development Agreement with Schott Defense

As part of the Company’s federal funding strategy, the Company intends to effectively compete by forming interdisciplinary teams with potential strategic partners (large and small), academic and commercial laboratories, and systems integrators providing integrated data visualization solutions. The first of these partnerships was reached in March 2014 when the Company signed a Joint Development Agreement with Schott Defense, a federally focused subsidiary of Schott North America.

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

Note 2 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

Since April 20, 2002, the Company has entered into a number of SRA’s with the University of Oklahoma (“OU”) as follows:

Phase I: “Pilot Study to Investigate Digital Holography,” April 20, 2004. The Company paid OU $14,116.

Phase II: “Investigation of 3-Dimensional Display Technologies,” April 15, 2005, as amended. The Company paid OU $528,843.

Phase III: “3-Dimensional Display Development.” The Company made partial payment to OU by issuing 121,849 post-split equivalent shares (4,264,707 pre-split shares) with a market price of $290,000 on October 14, 2008 and final payment on December 1, 2010 in the amount of $525,481 of which $40,481 was in cash and 1,685,714 post-split equivalent shares (59,000,000 pre-split) of Company stock (the “Shares”). The Shares are subject to an OU ‘put’ right and a 3Dicon ‘call’ right.

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

Second “put” period: December 1, 2013 to November 30, 2014. If the shares (held & previously sold) are valued at less than $970,000 than OU can “put” the remaining shares for $485,000 plus accrued interest retro-active to December 1, 2012 less the value of shares previously sold or redeemed during the first “put.”

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

The SRA also amended the previously existing agreements between the Company and OU such that all intellectual property, including all inventions and or discoveries, patentable or un-patentable, developed before July 28, 2008 by OU under the SRA is owned by OU. All intellectual property, including all inventions and/or discoveries, patentable or un-patentable, developed jointly by the Company and OU at any time is jointly owned by the Company and OU. Finally, all intellectual property developed by the Company after July 28, 2008, including all inventions and or discoveries, patentable or un-patentable, is owned by the Company.

Note 3 – OCAST Grant

In July 2013, the Company was awarded a two year grant from OCAST. This is the second $300,000 grant received from OCAST. The first grant was completed in August 2012. This matching grant is for a total of $300,000 commencing September 1, 2013.  The funds will be used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

Note 4 – Debentures and Notes Payable

Debentures payable consist of the following:

	March 31,	December 31,
	2014	2013
Senior Convertible Debentures:
10% Convertible debentures to Directors due June 2014	$30,000	$30,000
10% Convertible debenture due June 2014	29,007	29,007
4.75% Convertible debenture due December 2014	68,935	69,805
5.0% Convertible notes due July 2014 (net of $16,482 and $19,115 OID)	115,532	123,590
15% Convertible bridge notes due 2014 (net of $11,250 and $23,500 OID)	193,750	181,500
Settlement Agreement 3(a)(10)	-	118,842
10% Convertible bridge note to Director due December 2014	60,000	60,000
Total Debentures	497,224	612,744
Less - Current Maturities	(497,224)	(612,744)

Long-term Debentures	$-	$-

10% Convertible Director Debentures

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company (“Directors”), 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

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

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due in 2014, and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 shares of common stock, exercised warrants to purchase 1,103 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013. During 2014, Golden State converted $870 of the $100,000 debenture into 32,423,426 shares of common stock, exercised warrants to purchase 249 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $13,175 against future exercises of warrants of which $50,140 was applied to the exercise of warrants leaving $148,706 of unapplied advances at March 31, 2014.

The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i) $140; or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $0.70, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. During 2014, JMJ advanced an additional $25,000 on the 5% Notes and earned $5,975 OID and accrued interest.  During 2014, JMJ converted $41,667 of the 5% Notes into 17,400,000 shares of common stock at an average of $0.00239 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period and $20,750 of interest has been expensed. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

10% Convertible Bridge Note to Director

On September 11, 2012, the Company issued and sold to Victor Keen, a Director and an accredited investor a Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000. The sale of the Keen Bridge Note in the principal of $60,000 included a $10,000 OID. Accordingly, the Company received $50,000 gross proceeds. The Keen Bridge Note matured 90 days from the date of issuance and, other than the OID, the Keen Bridge Note do not carry interest. However, in the event the Keen Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Keen Bridge Note, the holders of the Keen Bridge Note may elect to convert all or any portion of the outstanding principal amount of the Keen Bridge Note into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of common stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Keen Bridge Note, (b) the maturity date of the Keen Bridge Note, or (c) the first closing date of the securities sold pursuant an effective registration statement.

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

15% Convertible bridge notes due 2014

 On October 1, 2013 (the “Date of Issuance”), 3DIcon Corporation issued and sold to an accredited investor a Senior Convertible Note (the “Senior Note”) in the principal amount of $205,000 and a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price equal to 110% of the closing bid price on September 30, 2013 (the “October 2013 Warrant”). The Senior Note included a $30,750 OID. Accordingly, the Company received $174,250 gross proceeds from which the Company paid legal and documentation fees of $22,500 and placement agent fees of $15,682.

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

On January 22, 2014 the Company entered into a Mutual Release (the “Release”) with IBC Funds, LLC pursuant to which each party would release the other party from any and all obligations pursuant to that certain court-approved Settlement Agreement dated as of July 26, 2013, as described in the Company’s Current Report on Form 8-K filed on July 31, 2013.

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

Warrants issued

As of December 31, 2013, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on May 22, 2014 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015.  Golden State has warrants outstanding to purchase 19,942 shares of common stock at a price of $381.50 per share which expire December 31, 2014. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019.  Additionally, in connection with the preferred stock issuance, there are 9,750,000 warrants outstanding to purchase common shares at $0.0055 per share, which expire December 31, 2017, and 9,500,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the three-month period ended March 31, 2014, shares of common stock totaling 9,376,344 were issued for consulting services for which the Company recognized $45,000 of expense.  Additionally, during the period ending March 31, 2014, shares totaling 7,317,073 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $15,000.

Employment Agreement - On March 19, 2012 the Company announced that Sidney Aroesty would resign as CEO and join the Board of Directors. Effective April 15, 2013, Mr. Aroesty resigned as a member of the Board of Directors.

Employment Agreement - On November 1, 2013, Mark Willner resigned as CEO of 3DIcon Corporation in order to allow Victor F. Keen to take over in his place as the Company’s newly appointed Interim CEO.

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

Under the terms of the Securities Purchase Agreement, the Company sold units (“Units”) consisting of: (i) one share of Series A Convertible Preferred Stock and (ii) Warrants to purchase fifty (50) shares of Common Stock. The purchase price of each Unit was $1.00. The total purchase price of the securities sold in the Private Placement was $385,000.

The terms of the Series A Convertible Preferred Stock and Warrants are as follows:

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of 3DIcon Corporation (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share (the “Stated Value”), and shall receive a dividend of 6% of their Stated Value per annum. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

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

The $27,000 estimated fair value of warrants for common stock issued in 2013 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 178% is based on the historical volatility of the stock. The risk-free interest rate of 1.38% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the warrants of four years is based on historical exercise behavior and expected future experience.

The $34,926 estimated fair value of warrants for common stock issued in 2014 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 180% is based on the historical volatility of the stock. The risk-free interest rate of 1.64% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the warrants of four years is based on historical exercise behavior and expected future experience.

Transaction Documents Series A Convertible Preferred Stock

The Securities Purchase Agreement, the Warrants and Certificate of Designation contain ordinary and customary provisions for agreements of this nature, such as representations, warranties, covenants, and indemnification obligations, as applicable. The foregoing descriptions of the Securities Purchase Agreement and the Warrants do not purport to describe all of the terms and provisions thereof and are qualified in their entirety by reference. The Securities Purchase Agreement and the form of Warrant are filed as Exhibits 4.1 and 10.1, respectively, to the Current Report on Form 8-K filed on December 13, 2013.

The following summary reflects warrant and option activity for the three-month period ended March 31, 2014:

	Attached	Golden State
	Warrants	Warrants	Options
Outstanding December 31, 2013	10,271,122	19,942	23,030,274
Granted/purchased	9,500,000	-	-
Exercised	-	(249)	-
Cancelled	-	-	-
Outstanding March 31, 2014	19,771,122	19,693	23,030,274

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

2014	17,000
2015	13,000
Total	$30,000

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the three-month ending March 31, 2014 and March 31, 2013, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $1,940 and $8,203, respectively.

Note 9 – Subsequent Events

Common stock issued for services and liabilities

Subsequent to March 31, 2014, Golden State converted $850 of the 4.75% convertible debenture into 7,982,953 shares of common stock at $0.00011 per share and exercised 243 warrants at $381.50 per share for $92,650 and advanced $46,325 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to March 31, 2014, JMJ converted $22,050 of the convertible promissory note into 9,000,000 shares of common stock at $0.0025 under the terms of the securities purchase agreements.

Subsequent to March 31, 2014, shares of common stock totaling 4,496,450 were issued for consulting services for which the Company recognized $9,267 of expense.

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

In April 2004, we engaged the University of Oklahoma (“University” or “OU”) to conduct a pilot study to determine the opportunity and feasibility for the creation of volumetric three dimensional display systems.

On July 15, 2005, we entered into a SRA with the University, which expired on January 14, 2007. Under this agreement, the University conducted a research project entitled "Investigation of 3-Dimensional Display Technologies".

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

The Oklahoma Center for the Advancement of Science and Technology approved the Company’s application for funding of a matching grant titled 800 Million Voxels Volumetric Display, on November 19, 2008.  The two-year matching grant, totaling $299,984, had a start date of January 1, 2009.  The Company received approval for a no cost extension request for the first year of the contract. Accordingly, the first year ended on August 31, 2010.  The award was for a maximum of $149,940 for 2009 and the remainder for 2011.  The Company received approval for a no cost extension request for the second year of the contract, extending the second year to August 31, 2012. The Company earned $63,668 and $86,323 from the grant during the years ended December 31, 2012 and 2011, respectively and $281,492 from inception to December 31, 2013. The Company applied for and received the remaining $13,029 of grant funds in 2013 that were earned through the end of the grant period, August 31, 2012.

In July 2013, the Company won first place in the Oklahoma Center for the Advancement of Science and Technology’s Oklahoma Applied Research Support competition, securing $300,000 in grant funding over two years. This matching grant had a start date of September 1, 2013.  The Company intends to use the funds provided by the grant to support the development of its First Product Platform, which will be the basis of a family of products leveraging the Company’s CSpace® volumetric 3D display technology.

Overview of Business

3DIcon is a small public company that is further developing a patented volumetric 3D display technology that was developed by and with the University under a SRA. The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the Sponsored Research Agreement, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

On May 26, 2009, the United States Patent and Trademark Office ("USPTO") approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On December 13, 2011, the USPTO approved a continuation patent titled, “3D Light Surface Display,” and issued the US patent No. 8,075,139. On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. On July 16, 2013, the USPTO approved the pending patent called “Computer System with Digital Micromirror Device,” and converted it to US patent No. 8,487,865.

On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755

At this time, we do not own any intellectual property rights in these technologies, and, apart from the SRA with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University and our staff by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military. On March 12, 2014, we filed utility application called “Holoform 3D Projection Display”. On July 31, 2013, we filed a provisional patent called “Ultra-High-Resolution Volumetric Three-Dimensional Display”.  This application provides additional configurations and protections of our CSpace technology.

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

Progress on Research and Development Activities

Through a SRA with the University, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing eight provisional patents; five of the eight provisional patents have been combined and converted to five utility US patents, one pending European patent and one pending Japanese patent.

Intellectual Property History, Status & Rights

On May 26, 2009, the USPTO approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On July 16, 2013, USPTO approved the pending patent called “Computer System with Digital Micromirror Device,” and issued US patent No. 8,487,865.

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

Through a SRA with the University, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Revenue

The Company completed the first OCAST grant in August 2012 and did not have any earnings from the first OCAST grant during the three month periods ended March 31, 2014 or March 31, 2013. The second two year matching grant, for a total of $300,000 had a start date of September 1, 2013. We earned $28,748 from OCAST during the three month period ending March 31, 2014.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We had $10,000 and $1,500 income from the sales of Pixel Precision for the three-month periods ended March 31, 2014 and March 31, 2013, respectively.

We expect sales of Pixel Precision to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems. We expect that the revenue from this product to contribute to the operating expenses (general and administrative, research and development, interest) but do not expect the revenue generated in 2014 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $60,336 for the three months ended March 31, 2014, as compared to $103,604 for the three months ended March 31, 2013.  The net decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $16,500, a decrease in travel and lodging costs of $8,300, a decrease of supplies purchased of $5,100 and a decrease in of approximately $13,200 of research and development equipment purchased.

General and Administrative Expenses

Our general and administrative expenses were $378,109 for the three months ended March 31, 2014, as compared to $263,972 for the three months ended March 31, 2013.  The increase is due primarily to an increase in fees paid to the public relations firm of $39,500, fees paid in settlement of debt under Section 3(a)(10) of the Securities Act of 1933 of $74,300, a net increase in the CEO and CFO fees paid of $12,300, a decrease in filing fees of $5,200 for the S-8 filed in 2013, a decrease of $19,300 of legal fees paid in 2013 regarding the DTC chill matter and an increase of $12,700 in the amortization of legal fees from the debentures issued

Interest Expense

Interest expense for the three months ended March 31, 2014 was $22,807 as compared to $20,267 for the three months ended March 31, 2013.  The increase was a result of an increase of $4,600 the amount of OID amortized in 2014 and a decrease of $2,000 in extension fees paid on our convertible notes and bridge notes.

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

We had net cash of $9,446 at March 31, 2014.

We had negative working capital of $897,847 at March 31, 2014.

During the three months ended March 31, 2014, we used $218,508 of cash for operating activities, a decrease of $35,307 or 14% compared to the three months ended March 31, 2013. The decrease in the use of cash for operating activities was a result of the increase in accounts payable of $38,200 and an increase of $45,000 in stock issued for services and an increase in amortization of debt cost of $17,300, a decrease in accounts receivable of $13,000, a decrease in prepaid expense of $14,400 and an increase in the net loss of $36,200.

There was no cash used in investing activities during the three months ended March 31, 2014 or for the three months ended March 31, 2013.

Cash provided by financing activities during the three months ended March 31, 2014 was $157,185, a decrease of $143,165 or 48% compared to the three months ended March 31, 2013.  The net decrease was the result of the increase warrant exercise advances from Golden State under the terms of our 4.75% convertible debenture of $38,000 and a decrease of $65,400 in debentures issued from 2013 and the cash payment of approximately $116,000 on the on the 3 a 10 settlement agreement.

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

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due in 2014, and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the year ended December 31, 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 shares of common stock, exercised warrants to purchase 1,103 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013. During 2014, Golden State converted $870 of the $100,000 debenture into 32,423,426 shares of common stock, exercised warrants to purchase 249 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $13,175 against future exercises of warrants of which $50,140 was applied to the exercise of warrants leaving $148,706 of unapplied advances at March 31, 2014.

The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i) $140 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $0.70, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. During 2014, JMJ advanced an additional $25,000 on the 5% Notes and earned $5,975 OID and accrued interest.  During 2014, JMJ converted $41,667 of the 5% Notes into 17,400,000 shares of common stock at an average of $0.00239 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period and $8,750 of interest has been accrued. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

10% Convertible Bridge Note to Director

On September 11, 2012, the Company issued and sold to Victor Keen, a Director and an accredited investor a Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000. The sale of the Keen Bridge Notes in the principal of $60,000 included a $10,000 OID. Accordingly, the Company received $50,000 gross proceeds. The Keen Bridge Note matured 90 days from the date of issuance and, other than the OID, the Keen Bridge Note do not carry interest. However, in the event the Keen Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Keen Bridge Note, the holders of the Keen Bridge Note may elect to convert all or any portion of the outstanding principal amount of the Keen Bridge Note into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of common stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Keen Bridge Note, (b) the maturity date of the Bridge Note, or (c) the first closing date of the securities sold pursuant an effective registration statement.

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

15% Convertible bridge notes due 2014

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

On January 22, 2014 the Company entered into a Mutual Release (the “Release”) with IBC Funds, LLC pursuant to which each party would release the other party from any and all obligations pursuant to that certain court-approved Settlement Agreement dated as of July 26, 2013, as described in the Company’s Current Report on Form 8-K filed on July 31, 2013. In consideration for the Release, IBC will accepted and the Company remitted to IBC: (i) a cash payment of $190,000, (ii) an issuance of 9,000,000 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the December 18, 2013 Conversion Notice, and (iii) an issuance of 6,810,811 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the January 17, 2014 Conversion Notice (together, the “Consideration”). Pursuant to the Release, IBC agreed that the Consideration was accepted as satisfaction in full of the payments due pursuant to the Settlement Agreement.

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

Subsequent Events

Common stock issued for services and liabilities

Subsequent to March 31, 2014, Golden State converted $850 of the 4.75% convertible debenture into 7,982,953 shares of common stock at $0.00011 per share and exercised 243 warrants at $381.50 per share for $92,650 and advanced $46,325 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to March 31, 2014, JMJ converted $22,050 of the convertible promissory note into 9,000,000 shares of common stock at $0.0025 under the terms of the securities purchase agreements.

Subsequent to March 31, 2014, shares of common stock totaling 4,496,450 were issued for consulting services for which the Company recognized $9,267 of expense.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended March 31, 2014, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2014, shares of common stock totaling 9,376,344 were issued for consulting services for which the Company charged operations $45,000.

During the three-month period ended March 31, 2014, an aggregate of $45,700 of outstanding convertible debentures were converted into 65,634,126 shares of common stock.

During the three-month period ended March 31, 2014, an aggregate of 249 warrants to purchase shares of common stock were exercised at a purchase price of $381.50 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date:May 15, 2014	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

