Form 10-Q
period 2014-06-30
3DICON CORP
filed 2014-08-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, the issuer had 409,369,764 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	F-2

Statements of Operations for the three and six months ended June 30, 2014 and 2013 and period from inception (January 1, 2001) to June 30, 2014 (Unaudited)	F-3

Statements of Changes in Stockholders' Deficiency for period from inception (January 1, 2001) to June 30, 2014 (Unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and period from inception (January 1, 2001) to June 30, 2014 (Unaudited)	F-5

Notes to Financial Statements, June 30, 2014 (Unaudited)	F-6

3DIcon CORPORATION

(A Development Stage Company)

BALANCE SHEETS

June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash	$10,357	$70,769
Prepaid expenses	16,591	13,919
Total current assets	26,948	84,688

Deferred debt costs, net	-	25,455
Deposits-other	2,315	2,315
Total Assets	$29,263	$112,458

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$474,293	$612,744
Warrant exercise advances	47,881	185,671
Accounts payable	289,987	140,410
Accrued salaries	83,228	1,713
Accrued interest on debentures	25,847	22,751
Total current liabilities	921,236	963,289

Total Liabilities	921,236	963,289

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 385,000 and 195,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	77	39
Common stock $0.0002 par, 1,500,000,000 shares authorized; 372,214,006 and 248,191,444 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	74,443	49,638
Additional paid-in capital	19,249,218	18,618,714
Deficit accumulated during development stage	(20,701,360)	(20,004,871)
Total Stockholders' Deficiency	(1,377,622)	(1,336,480)
Total Liabilities and Stockholders' Deficiency	$29,263	$112,458

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2014 and 2013 and

Period from Inception (January 1, 2001) to June 30, 2014

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Inception to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Income:
License fee	$-	$-	$-	$-	$25,000
Sales	-	-	10,000	1,500	55,297
Grant income	18,000	-	46,748	-	372,136

Total income	18,000	-	56,748	1,500	452,433

Expenses:
Research and development	33,195	86,837	93,531	190,442	5,144,190
General and administrative	238,409	320,880	616,518	584,852	15,287,921
Interest	20,382	33,116	43,188	53,383	721,682

Total expenses	291,986	440,833	753,237	828,677	21,153,793

Net loss	$(273,986)	$(440,833)	$(696,489)	$(827,177)	$(20,701,360)

Loss per share:
Basic and diluted	$(0.001)	$(0.007)	$(0.002)	$(0.014)

Weighted average shares outstanding, Basic and diluted	356,716,660	65,014,503	321,910,863	58,135,328

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period from Inception (January 1, 2001) to June 30, 2014

(unaudited)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the
		Par		Par	Paid-In	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance, January 1, 2001 – as reorganized	-	-	27,723,750	$27,724	$193,488	$-	$221,212
		-
Accrue compensation earned but unrecorded	-	-	-	-	-	(60,000)	(60,000)
Stock issued for services	-	-	2,681,310	2,681	185,450	-	188,131
Stock issued for cash	-	-	728,500	729	72,121	-	72,850
Net loss for the year		-	-	-	-	(259,221)	(259,221)
Balance, December 31, 2001	-	-	31,133,560	31,134	451,059	(319,221)	162,972

Accrue compensation earned but unrecorded	-	-	-	-	-	(60,000)	(60,000)
Stock issued for services	-	-	3,077,000	3,077	126,371	-	129,448
Stock issued for cash	-	-	1,479,000	1,479	146,421	-	147,900
Net loss for the year	-	-	-	-	-	(267,887)	(267,887)
Balance, December 31, 2002	-	-	35,689,560	35,690	723,851	(647,108)	112,433

Accrue compensation earned but unrecorded	-	-	-	-	-	(90,000)	(90,000)
Stock issued for services	-	-	15,347,000	15,347	-	-	15,347
Stock issued for cash	-	-	1,380,000	1,380	33,620	-	35,000
Reverse split 1:10	-	-	(47,174,904)	-	-	-	-
Par value $0.0001 to $0.0002	-	-	-	(51,369)	51,369	-	-
Net loss for the year	-	-	-	-	-	(51,851)	(51,851)
Balance, December 31, 2003	-	-	5,241,656	1,048	808,840	(788,959)	20,929

Additional founders shares issued	-	-	25,000,000	5,000	(5,000)	-	-
Stock issued for services	-	-	24,036,000	4,807	71,682	-	76,489
Stock issued for cash	-	-	360,000	72	28,736	-	28,808
Warrants issued to purchase common stock at $.025	-	-	-	-	18,900	-	18,900
Warrants issued to purchase common stock at $.05	-	-	-	-	42,292	-	42,292
Stock warrants exercised	-	-	2,100,000	420	60,580	-	61,000
Net loss for the year	-	-	-	-	-	(617,875)	(617,875)
Balance, December 31, 2004	-	-	56,737,656	11,347	1,026,030	(1,406,834)	(369,457)

Stock issued for services	-	-	5,850,000	1,170	25,201	-	26,371
Stock issued to settle liabilities	-	-	5,000,000	1,000	99,000	-	100,000
Stock issued for cash	-	-	1,100,000	220	72,080	-	72,300
Warrants issued to purchase common stock at $.025	-	-	-	-	62,300	-	62,300
Warrants issued to purchase common stock at $.05	-	-	-	-	140,400	-	140,400
Stock warrants exercised	-	-	5,260,000	1,052	172,948	-	174,000
Net loss for the year	-	-	-	-	-	(592,811)	(592,811)
Balance, December 31, 2005	-	-	73,947,656	14,789	1,597,959	(1,999,645)	(386,897)

Stock issued for services	-	-	4,700,000	940	205,597	-	206,537
Debentures converted	-	-	3,000,000	600	149,400	-	150,000
Stock issued for cash	-	-	200,000	40	16,160	-	16,200
Warrants issued to purchase common stock	-	-	-	-	33,800	-	33,800
Warrants converted to purchase common stock	-	-	16,489,000	3,297	565,203	-	568,500
Net loss for the year	-	-	-	-	-	(1,469,888)	(1,469,888)
Balance, December 31, 2006	-	-	98,336,656	19,666	2,568,119	(3,469,533)	(881,748)

Stock issued for services	-	-	817,727	164	155,262	-	155,426
Stock issued for interest	-	-	767,026	153	38,198	-	38,351
Stock based compensation	-	-	-	-	1,274,666	-	1,274,666
Debentures converted	-	-	17,215,200	3,442	1,673,741	-	1,677,183
Stock issued for cash	-	-	1,188,960	238	191,898	-	192,136
Options exercised	-	-	222,707	45	(45)	-	-
Warrants issued to purchase common stock	-	-	-	-	87,864	-	87,864
Warrants converted to purchase common stock	-	-	8,585,956	1,717	462,203	-	463,920
Net loss for the year	-	-	-	-	-	(3,928,996)	(3,928,996)
Balance, December 31, 2007	-	-	127,125,232	25,425	6,451,906	(7,398,529)	(921,198)

Stock issued for cash	-	-	515,677	103	24,897	-	25,000
Warrants exercised	-	-	1,347,261	269	362,425	-	362,694
Stock based compensation	-	-	-	-	654,199	-	654,199
Debentures converted	-	-	15,257,163	3,052	962,257	-	965,309
Options exercised and escrowed shares	-	-	8,671,460	1,734	(1,734)	-	-
Stocks issued for service	-	-	4,598,973	920	312,880	-	313,800
Net loss for the year	-	-	-	-	-	(3,611,550)	(3,611,550)
Balance, December 31, 2008	-	-	157,515,766	31,503	8,766,830	(11,010,079)	(2,211,746)

Stock issued for cash	-	-	20,607,841	4,122	197,878	-	202,000
Warrants exercised	-	-	35,100	7	382,583	-	382,590
Debentures converted	-	-	77,451,141	15,490	467,514	-	483,004
Stocks issued for service	-	-	68,506,130	13,701	524,653	-	538,354
Stock issued for accounts payable	-	-	11,264,706	2,253	321,409	-	323,662
Stock issued for interest	-	-	8,310,128	1,662	41,647	-	43,309
Warrants issued for accounts payable	-	-	-	-	13,505	-	13,505
Net loss for the year	-	-	-	-	-	(1,566,835)	(1,566,835)
Balance, December 31, 2009	-	-	343,690,812	68,738	10,716,019	(12,576,914)	(1,792,157)

Stock issued for cash	-	-	5,714,286	1,143	8,857	-	10,000
Warrants exercised	-	-	47,523	9	517,991	-	518,000
Debentures converted	-	-	255,650,977	51,130	228,061	-	279,191
Stock issued for services	-	-	97,684,416	19,538	213,348	-	232,886
Stock issued for liabilities	-	-	48,657,897	9,732	204,682	-	214,414
Stock issued for interest	-	-	6,093,396	1,218	15,843	-	17,061
Stock based compensation	-	-	-	-	418,112	-	418,112
Net loss for the year	-	-	-	-	-	(1,523,737)	(1,523,737)
Balance, December 31, 2010	-	-	757,539,307	151,508	12,322,913	(14,100,651)	(1,626,230)

Warrants and options exercised	-	-	12,308,915	2,462	754,378	-	756,840
Debentures converted	-	-	252,267,600	50,453	653,093	-	703,546
Stock issued for services	-	-	30,072,595	6,015	349,190	-	355,205
Stock issued for liabilities	-	-	97,530,393	19,506	536,521	-	556,027
Stock issued for interest	-	-	7,094,511	1,419	41,533	-	42,952
Escrowed shares cancelled	-	-	(4,310,446)	(862)	862	-	-
Stock based compensation	-	-	-	-	285,600	-	285,600
Retrospective adjustment for the 1:35 reverse common stock split on April 27, 2012	-	-	(1,119,574,221)	(223,915)	223,915
Net loss for the period	-	-	-	-	-	(2,320,469)	(2,320,469)
Balance, December 31, 2011	-	-	32,928,654	6,586	15,168,005	(16,421,120)	(1,246,529)

Warrants and options exercised	-	-	2,285	1	871,051	-	871,052
Debentures converted	-	-	9,884,674	1,976	37,803	-	39,779
Stock issued for interest	-	-	1,076	1	2,046	-	2,047
Stock issued for services	-	-	2,248,640	450	245,650	-	246,100
Stock issued for liabilities	-	-	869,510	173	366,191	-	366,364
Stock based compensation	-	-	-	-	354,040	-	354,040
Net loss for the period	-	-	-	-	-	(2,101,702)	(2,101,702)
Balance, December 31, 2012	-	-	45,934,839	9,187	17,044,786	(18,522,822)	(1,468,849)

Warrants and options exercised	-	-	1,103	1	420,739	-	420,740
Debentures converted	-	-	175,264,242	35,053	533,775	-	568,828
Stock issued for services	-	-	25,892,479	5,178	290,172	-	295,350
Stock issued for liabilities	-	-	1,098,751	219	31,281	-	31,500
Preferred stock and options issued for cash	195,000	39	-	-	267,961	-	268,000
Warrants issued to purchase common stock					30,000		30,000
Net loss for the period	-	-	-	-	-	(1,482,049)	(1,482,049)
Balance December 31, 2013	195,000	39	248,191,414	49,638	18,618,714	(20,004,871)	(1,336,480)

Warrants and options exercised	-	-	778	1	296,480	-	296,481
Debentures converted	-	-	96,218,190	19,244	67,856	-	87,100
Stock issued for services	-	-	24,605,571	4,921	85,579	-	90,500
Stock issued for liabilities	-	-	3,198,053	639	(9,373)	-	(8,734)
Preferred stock and options issued for cash	190,000	38	-	-	155,036	-	155,074
Warrants issued to purchase common stock	-	-	-	-	34,926	-	34,926
Net loss for the period	-	-	-	-	-	(696,489)	(696,489)
Balance June 30, 2014	385,000	$77	372,214,006	$74,443	$19,249,218	$(20,701,360)	$(1,377,622)

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013

and Period from Inception (January 1, 2001) to June 30, 2014

(unaudited)

			Inception to
	June 30,	June 30,	June 30,
Cash Flows from Operating Activities	2014	2013	2014
Net loss	$(696,489)	$(827,177)	$(20,701,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Options issued for services	-	-	2,986,618
Stock issued for services	90,500	62,550	2,869,944
Stock issued for interest	-	-	143,719
Book value of assets retired	-	-	6,529
Amortization of debt issuance costs	64,784	30,860	375,465
Depreciation	-	3,082	37,000
Impairment of assets	-	-	292,202
Change in:
Accounts receivable	-	13,028
Prepaid expenses and other assets	(2,672)	6,057	(267,306)
Accounts payable and accrued liabilities	225,454	222,885	2,780,539

Net cash used in operating activities	(318,423)	(488,715)	(11,476,650)

Cash Flows from Investing Activities
Purchase of office furniture and equipment	-	-	(43,529)
Net cash used in investing activities	-	-	(43,529)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	348,691	421,810	6,596,067
Proceeds from issuance of debentures, notes and options	25,000	185,000	5,170,659
Cash paid on debentures	(115,680)	-	(236,200)

Net cash provided by financing activities	258,011	606,810	11,530,526

Net change in cash	(60,412)	118,095	10,347
Cash, beginning of period	70,769	1,350	10
Cash, end of period	$10,357	$119,445	$10,357

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$87,100	$238,685	$4,953,389
Cash paid for interest	$763	$18,816	$325,604
Stock issued to satisfy payables	$(8,734)	$31,500	$2,376,383
Debenture issued to satisfy payable	$-	$-	$352,547
Stock issued subject to put rights and call right to satisfy payables	$-	$-	$485,649

See notes to financial statements

3DIcon CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2014, and the statements of its operations for the three and six months ended June 30, 2014 and June 30, 2013, and the period from inception (January 1, 2001) to June 30, 2014, and cash flows for the six month periods ended June 30, 2014 and 2013, and the period from inception (January 1, 2001) to June 30, 2014, have been included. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending December 31, 2014. Subsequent to the adoption of ASU 2014-10, the Company will no longer present inception-to-date information in our statements of operations, cash flows, and stockholders’ equity .

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses.

The Company has realized a cumulative net loss of $20,701,360 for the period from inception (January 1, 2001) to June 30, 2014, and a net loss of $696,489 and $827,177 for the six months ended June 30, 2014 and 2013, respectively.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $10,357, grants and investor funding.  Under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2014, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon the current stock price, the issued and outstanding shares as of June 30, 2014 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding from Golden State as a result of warrant exercises. Due to the Beneficial Ownership Limitations, the Company received $158,691 in advances from Golden State during the six-month period ended June 30, 2014. Such advances are recorded within warrant exercise advances on the balance sheets when received.

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

Note 3 – OCAST Grant

In July 2013, the Company was awarded a two year grant from OCAST. This is the second $300,000 grant received from OCAST. The first grant was completed in August 2012. This matching grant is for a total of $300,000 and commenced September 1, 2013.  The Company received $46,748 in funding during the six-month period ended June 30, 2014. The funds are being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

Note 4 – Debentures and Notes Payable

Debentures payable consist of the following:

	June 30,	December 31,
	2014	2013
Senior Convertible Debentures:
10% Convertible debentures to Directors due December 2014	$30,000	$30,000
10% Convertible debenture due September 2014	29,007	29,007
4.75% Convertible debenture due December 2014	67,085	69,805
5.5.0% Convertible notes due December 2014 (net of $9,261and $19,115 OID)	83,201	123,590
15% Senior Convertible bridge notes due 2014 (net of $-0- and $23,500 OID)	205,000	181,500
Settlement Agreement 3(a)(10)	-	118,842
10% Convertible bridge note to Director due December 2014	60,000	60,000
Total Debentures	474,293	612,744
Less - Current Maturities	(474,293)	(612,744)

Long-term Debentures	$-	$-

10% Convertible Director Debentures

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company (“Directors”), 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and subsequently extended to December 26, 2014. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

10% Convertible Debenture Due Newton, O'Connor, Turner & Ketchum

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to September 30, 2014.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due in 2014, and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 shares of common stock, exercised warrants to purchase 1,103 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013. During 2014, Golden State converted $2,720 of the $100,000 debenture into 51,507,490 shares of common stock, exercised warrants to purchase 778 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $158,690 against future exercises of warrants of which $296,480 was applied to the exercise of warrants leaving $47,881 of unapplied advances at June 30, 2014.

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

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. During 2014, JMJ advanced an additional $25,000 on the 5% Notes and earned $5,975 OID and accrued interest.  During 2014, JMJ converted $81,217 of the 5% Notes into 26,400,000 shares of common stock at an average of $0.0031 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period and $20,750 of interest has been expensed. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

10% Convertible Bridge Note to Director

On January 26, 2013, the Company entered into an amendment agreement (the “Keen Amendment”) with Victor F. Keen. The Pursuant to the Keen Amendment, Mr. Keen agreed to extend the maturity date of the Keen Bridge Note from December 10, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Keen.

On July 30, 2013, the Company entered into a second amendment agreement (the “Second Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note.

Pursuant to the Second Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from April 30, 2013 to August 31, 2013 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA and the Company agreed to (i) amend the conversion provision to allow for conversions based on a conversion price calculated on the Amendment Date or the New Maturity Date; and (ii) to include an interest rate equal to 10% per annum, payable on the New Maturity Date, as amended, which accrual shall commence on December 10, 2012.

On September 30, 2013, the Company entered into a third amendment agreement (the “Third Keen Amendment”) with Mr. Keen. Pursuant to the Third Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from August 31, 2013 to December 31, 2013 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

On January 27, 2014, the Company entered into a fourth amendment agreement (the “Fourth Keen Amendment”) with Mr. Keen. Pursuant to the Fourth Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from December 31, 2013 to December 31, 2014 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

15% Senior Convertible Bridge Notes Due 2014

On October 1, 2013, the Company issued and sold to an accredited investor a Senior Convertible Note (the “Senior Note”) in the principal amount of $205,000 and a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price equal to 110% of the closing bid price on September 30, 2013 (the “October 2013 Warrant”). The Senior Note included a $30,750 OID. Accordingly, the Company received $174,250 gross proceeds from which the Company paid legal and documentation fees of $22,500 and placement agent fees of $15,682.

The Senior Note matured on July 1, 2014 and does not carry interest. However, in the event the Senior Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. At any time subsequent to six months following the Date of Issuance, the Senior Note holder may elect to convert all or any portion of the outstanding principal amount of the Senior Note into shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to the Date of Issuance or 80% of the average VWAP during the 5 days prior to the date the holder delivers a conversion notice to the Company.

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

On January 22, 2014 the Company entered into a Mutual Release (the “Release”) with IBC pursuant to which each party would release the other party from any and all obligations pursuant to the Settlement Agreement.

In consideration for the Release, IBC accepted and the Company remitted to IBC: (i) a cash payment of $190,000, (ii) an issuance of 9,000,000 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the December 18, 2013 Conversion Notice, and (iii) an issuance of 6,810,811 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the January 17, 2014 Conversion Notice (together, the “Consideration”). Pursuant to the Release, IBC agreed that the Consideration was accepted as satisfaction in full of the payments due pursuant to the Settlement Agreement.

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

Warrants Issued

As of June 30, 2014, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on September 30, 2016 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015.  Golden State has warrants outstanding to purchase 19,164 shares of common stock at a price of $381.50 per share which expire December 31, 2014. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019.  Additionally, in connection with the preferred stock issuance, there are 9,750,000 warrants outstanding to purchase common shares at $0.0055 per share, which expire December 31, 2017, and 9,500,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the six-month period ended June 30, 2014, shares of common stock totaling 24,605,571 were issued for consulting services for which the Company recognized $90,500 of expense.  Additionally, during the period ending June 30, 2014, shares totaling 7,317,073 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $15,000.

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

 On January 23, 2014, the Company sold to Victor Keen, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, 190,000 Units for a purchase price of $190,000, as part of the Private Placement (as defined therein) disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2013. Pursuant to such Private Placement, the Company has now received aggregate proceeds equal to $385,000. Such Private Placement is now closed.

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

The following summary reflects warrant and option activity for the six-month period ended June 30, 2014:

	Attached	Golden State
	Warrants	Warrants	Options
Outstanding December 31, 2013	19,771,122	19,693	23,030,274
Granted/purchased	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding June 30, 2014	19,771,122	19,693	23,030,274

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

Note 6 – Incentive Stock Plan

 In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) post-split shares. The shares are included in a registration statement filed March, 2014. Post-split shares totaling 28,922,644 were issued from the 2014 EIP during 2014 for services rendered. There are currently 21,077,356 shares available for issuance under the 2014 EIP.

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

2014	11,000
2015	13,000
Total	$24,000

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the six-month ending June 30, 2014 and June 30, 2013, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $3,278 and $14,539, respectively.

Note 9 – Subsequent Events

Common stock issued for services and liabilities

Subsequent to June 30, 2014, Golden State converted $1,500 of the 4.75% convertible debenture into 25,369,615 shares of common stock at $0.00006 per share and exercised 429 warrants at $381.50 per share for $163,500, advanced $115,620 and applied $47,880 of warrant exercise advances leaving $1 in warrant exercise advances under the terms of the securities purchase agreements.

Subsequent to June 30, 2014, JMJ converted $15,435 of the convertible promissory note into 3,500,000 shares of common stock at $0.00441 under the terms of the securities purchase agreements.

Subsequent to June 30, 2014, shares of common stock totaling 3,600,000 were issued for legal services for which the Company recognized $18,000 of expense.

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

In July 2013, the Company won first place in the Oklahoma Center for the Advancement of Science and Technology’s Oklahoma Applied Research Support competition, securing $300,000 in grant funding over two years. This matching grant had a start date of September 1, 2013.  The Company is using the funds provided by the grant to support the development of its First Product Platform, which will be the basis of a family of products leveraging the Company’s CSpace® volumetric 3D display technology.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Revenue

The Company completed the first OCAST grant in August 2012 and did not have any earnings from the first OCAST grant during the three month periods ended June 30, 2014 or June 30, 2013. The second two year matching grant, for a total of $300,000 had a start date of September 1, 2013. We earned $18,000 from OCAST during the three month period ending June 30, 2014.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We did not have income from the sales of Pixel Precision for the three-month periods ended June 30, 2014 and June 30, 2013.

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

Research and Development Expenses

The research and development expenses were $33,195 for the three months ended June 30, 2014, as compared to $86,837 for the three months ended June 30, 2013.  The decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $47,000, a decrease in travel and lodging costs of $3,800, and a decrease in of approximately $2,300 in patent fees.

General and Administrative Expenses

Our general and administrative expenses were $238,409 for the three months ended June 30, 2014, as compared to $320,880 for the three months ended June 30, 2013.  The net decrease is due primarily to a decrease in filing fees of $5,600 for the S-8 filed in 2013, and a decrease of $114,600 of legal fees paid in 2013 regarding the DTC chill matter offset by an increase in fees paid to the public relations firm of $30,000, an increase of $7,600 for the shareholders’ briefing held in June 2014,

Interest Expense

Interest expense for the three months ended June 30, 2014 was $20, 332 as compared to $33,116 for the three months ended June 30, 2013.  The decrease was primarily a result of a decrease extension fees paid on our convertible notes and bridge notes in 2013 of $15,000 and an increase in OID amortization of $2,500.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Revenue

The Company completed the first OCAST grant in August 2012 and did not have grant income for the six months ended June 30, 2013. We earned $46,748 in grant funding from the second OCAST grant during the six months ended June 30, 2014.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have earned income of $10,000 and $1,500 before commissions and costs from the sales of Pixel Precision for the six-months ended June 30, 2014 and June 30, 2013, respectively.

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

Research and Development Expenses

The research and development expenses were $93,531 for the six months ended June 30, 2014, as compared to $190,442 for the six months ended June 30, 2013.  The net decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $60,800, a decrease in patent cost of $2,250, a decrease in lab equipment and supplies purchased of $21,900 and a decrease in travel and lodging cost of $12,000.

General and Administrative Expenses

Our general and administrative expenses were $616,518 for the six months ended June 30, 2014, as compared to $584,852 for the six months ended June 30, 2013.  The net increase is due primarily to a $69,500 increase in fees to outside consultants engaged to pursue federal grant funding, an increase of $74,300 in fess regarding the 3 a 10 settlement paid in 2014, an increase of $17,800 in consultation fess, a decreases in accounting fees of $3,600, a decrease in filing fees of $3,600, and a decrease in legal fees of $110,700 regarding the DTC matter from 2013.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $43,188 as compared to $53,383 for the six months ended June 30, 2013.  The net decrease was a result of an increase in the amount of OID amortized of $8,500 and a decrease of $3,250 in interest costs on our bridge notes and the decrease of extension fees of $15,000.

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

We had net cash of $10,357 at June 30, 2014.

We had negative working capital of $894,288 at June 30, 2014.

During the six-months ended June 30, 2014, we used $318,423 of cash for operating activities, a decrease of $170,292 or 35% compared to the six-months ended June 30, 2013. The decrease in the use of cash for operating activities was a result of the increase in accounts payable of $149,600, an increase in accrued salaries of $81,500 and an increase of $$28,000 in stock issued for services and an increase in amortization of debt cost of $34,000, a decrease in accounts receivable of $13,000 and a decrease in the net loss of $131,000.

There was no cash used in investing activities during the six-months ended June 30, 2014 or for the six-months ended June 30, 2013.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Director Debenture

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and subsequently extended to December 26, 2014. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

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

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due in 2014, and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the year ended December 31, 2012, Golden State converted $7,991 of the $100,000 debenture into 9,577,906 post-split shares of common stock, exercised warrants to purchase 2,285 post-split shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden Gate advanced $789,111 against future exercises of warrants of which $805,652 was applied to the exercise of warrants leaving $1.00 of unapplied advances at December 31, 2012. During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 shares of common stock, exercised warrants to purchase 1,103 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013. During 2014, Golden State converted $2,720 of the $100,000 debenture into 51,507,490 shares of common stock, exercised warrants to purchase 778 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $158,690 against future exercises of warrants of which $296,480 was applied to the exercise of warrants leaving $47,881 of unapplied advances at June 30, 2014.

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

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. During 2014, JMJ advanced an additional $25,000 on the 5% Notes and earned $5,975 OID and accrued interest.  During 2014, JMJ converted $81,217 of the 5% Notes into 26,400,000 shares of common stock at an average of $0.0031 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period and $8,750 of interest has been accrued. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

On January 26, 2013, the Company entered into an amendment agreement (the “Keen Amendment”) with Victor F. Keen. The Pursuant to the Keen Amendment, Mr. Keen agreed to extend the maturity date of the Keen Bridge Note from December 10, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Keen.

On July 30, 2013, the Company entered into a second amendment agreement (the “Second Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note.

Pursuant to the Second Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from April 30, 2013 to August 31, 2013 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA and the Company agreed to (i) amend the conversion provision to allow for conversions based on a conversion price calculated on the Amendment Date or the New Maturity Date; and (ii) to include an interest rate equal to 10% per annum, payable on the New Maturity Date, as amended, which accrual shall commence on December 10, 2012.

On September 30, 2013, the Company entered into a third amendment agreement (the “Third Keen Amendment”) with Mr. Keen. Pursuant to the Third Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from August 31, 2013 to December 31, 2013 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

On January 27, 2014, the Company entered into a fourth amendment agreement (the “Fourth Keen Amendment”) with Mr. Keen. Pursuant to the Fourth Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from December 31, 2013 to December 31, 2014 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA

15% Senior Convertible Bridge notes due 2014

On October 1, 2013 (the “Date of Issuance”), the Company issued and sold to an accredited investor a Senior Convertible Note (the “Senior Note”) in the principal amount of $205,000 and a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price equal to 110% of the closing bid price on September 30, 2013 (the “October 2013 Warrant”). The Senior Note included a $30,750 original issue discount. Accordingly, the Company received $174,250 gross proceeds from which the Company paid legal and documentation fees of $22,500 and placement agent fees of $15,682.

The Senior Note matured on July 1, 2014 and does not carry interest. However, in the event the Senior Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. At any time subsequent to six months following the Date of Issuance, the Senior Note holder may elect to convert all or any portion of the outstanding principal amount of the Senior Note into shares of Common Stock at a conversion price equal to the lesser of 100% of the VWAP, as reported for the 5 trading days prior to the Date of Issuance or 80% of the average VWAP during the 5 days prior to the date the holder delivers a conversion notice to the Company.

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

On January 22, 2014 the Company entered into a Mutual Release (the “Release”) with IBC pursuant to which each party would release the other party from any and all obligations pursuant to the Settlement Agreement. In consideration for the Release, IBC accepted and the Company remitted to IBC: (i) a cash payment of $190,000, (ii) an issuance of 9,000,000 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the December 18, 2013 Conversion Notice, and (iii) an issuance of 6,810,811 shares of the Company’s common stock, pursuant to the terms of the Settlement Agreement under the January 17, 2014 Conversion Notice (together, the “Consideration”). Pursuant to the Release, IBC agreed that the Consideration was accepted as satisfaction in full of the payments due pursuant to the Settlement Agreement.

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

Subsequent Events

Common stock issued for services and liabilities

  Subsequent to June 30, 2014, Golden State converted $1,500 of the 4.75% convertible debenture into 25,369,615 shares of common stock at $0.00006 per share and exercised 429 warrants at $381.50 per share for $163,500, advanced $115,620 and applied $47,880 of warrant exercise advances leaving $1 in warrant exercise advances under the terms of the securities purchase agreements.

Subsequent to June 30, 2014, JMJ converted $37,485 of the convertible promissory note into 6,500,000 shares of common stock at $0.00441 under the terms of the securities purchase agreements.

Subsequent to June 30, 2014, shares of common stock totaling 3,600,000 were issued for legal services for which the Company recognized $18,000 of expense.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended June 30, 2014, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2014, shares of common stock totaling 24,605,571 were issued for consulting services for which the Company recognized $90,500 of expense.

During the six-month period ending June 30, 2014, shares totaling 7,317,073 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $15,000.

During the six-month period ended June 30, 2014, an aggregate of $87,100 of outstanding convertible debentures were converted into 96,218,190 shares of common stock.

During the six-month period ended June 30, 2014, an aggregate of 778 warrants to purchase shares of common stock were exercised at a purchase price of $381.50 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: August 14, 2014	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

