Form 10-Q
period 2014-09-30
3DICON CORP
filed 2014-11-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, the issuer had 528,214,972 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

F-1

3DIcon CORPORATION

BALANCE SHEETS

September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash	$65,849	$70,769
Prepaid expenses	28,174	13,919
Total current assets	94,023	84,688

Deferred debt costs, net	4,375	25,455
Deposits-other	2,315	2,315
Total Assets	$100,713	$112,458

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$507,070	$612,744
Warrant exercise advances	-	185,671
Accounts payable	273,099	140,410
Accrued salaries	121,998	1,713
Accrued interest on debentures	28,235	22,751
Total current liabilities	930,402	963,289

Total Liabilities	930,402	963,289

Common stock subject to put rights and call right, 1,685,714 shares	485,649	485,649

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 385,000 and 195,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	77	39
Common stock $0.0002 par, 1,500,000,000 shares authorized; 459,344,419 and 248,191,444 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	91,869	49,638
Additional paid-in capital	19,582,254	18,618,714
Accumulated deficit	(20,989,538)	(20,004,871)
Total Stockholders' Deficiency	(1,315,338)	(1,336,480)
Total Liabilities and Stockholders' Deficiency	$100,713	$112,458

See notes to financial statements

F-2

3DIcon CORPORATION

STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 and 2013

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income:
License fee	$-	$-	$-	$-
Sales	5,000	-	15,000	1,500
Grant income	-	-	46,748	-

Total income	5,000	-	61,748	1,500

Expenses:
Research and development	48,428	90,035	141,959	280,796
General and administrative	233,841	227,111	850,779	811,964
Interest	10,488	6,239	53,677	59,622

Total expenses	292,757	323,385	1,046,415	1,152,382

Net loss	$(287,757)	$(323,385)	$(984,667)	$(1,150,882)

Loss per share:
Basic and diluted	$(0.001)	$(0.003)	$(0.003)	$(0.016)

Weighted average shares outstanding, Basic and diluted	413,267,018	103,714,220	352,697,553	73,495,248

See notes to financial statements

F-3

3DIcon CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Year Ended December 31, 2013 and Nine Months ended September 30, 2014 (unaudited)

						Accumulated
						Deficit
	Preferred Stock		Common Stock		Additional	During the
		Par		Par	Paid-In	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance, December 31, 2012	-	-	45,934,839	9,187	17,044,786	(18,522,822)	(1,468,849)

Warrants and options exercised	-	-	1,103	1	420,739	-	420,740
Debentures converted	-	-	175,264,242	35,053	533,775	-	568,828
Stock issued for services	-	-	25,892,479	5,178	290,172	-	295,350
Stock issued for liabilities	-	-	1,098,751	219	31,281	-	31,500
Preferred stock and options issued for cash	195,000	39	-	-	267,961	-	268,000
Warrants issued to purchase common stock					30,000		30,000
Net loss for the period	-	-	-	-	-	(1,482,049)	(1,482,049)
Balance December 31, 2013	195,000	39	248,191,414	49,638	18,618,714	(20,004,871)	(1,336,480)

Warrants and options exercised	-	-	1,207	1	459,979	-	459,980
Debentures converted	-	-	179,748,174	35,950	220,113	-	256,063
Stock issued for services	-	-	28,205,571	5,641	102,859	-	108,500
Stock issued for liabilities	-	-	3,198,053	639	(9,373)	-	(8,734)
Preferred stock and options issued for cash	190,000	38	-	-	155,036	-	155,074
Warrants issued to purchase common stock	-	-	-	-	34,926	-	34,926
Net loss for the period	-	-	-	-	-	(984,667)	(984,667)
Balance September 30, 2014	385,000	$77	459,344,419	$91,869	$19,582,254	$(20,989,538)	$(1,315,338)

See notes to financial statements

F-4

3DIcon CORPORATION

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

(unaudited)

	September 30,	September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(984,667)	$(1,150,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	108,500	220,350
Amortization of debt issuance costs	66,648	35,219
Depreciation	-	4,280

Change in:
Accounts receivable	-	13,028
Prepaid expenses and other assets	(14,255)	(13,312)
Accounts payable and accrued liabilities	249,724	84,017

Net cash used in operating activities	(574,050)	(807,300)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	464,310	621,810
Proceeds from issuance of debentures, notes and options	220,500	202,500
Cash paid on debentures	(115,680)	-

Net cash provided by financing activities	569,130	824,310

Net change in cash	(4,920)	17,010
Cash, beginning of period	70,769	1,350
Cash, end of period	$65,849	$18,360

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$256,062	$490,150
Cash paid for interest	$2,625	$17,832
Stock issued to satisfy payables	$(8,734)	$31,500
Debenture issued to satisfy payable	$-	$197,631

See notes to financial statements

F-5

3DIcon CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2014, and the statements of its operations for the three and nine months ended September 30, 2014 and September 30, 2013, and cash flows for the nine month periods ended September 30, 2014 and 2013. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we adopted the standard as of July 1, 2014. Subsequent to the adoption of ASU 2014-10, the Company no longer presents inception-to-date information in our statements of operations, cash flows, and stockholders’ equity.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses.

The Company has realized a cumulative net loss of $20,989,538 for the period from inception (January 1, 2001) to September 30, 2014, and a net loss of $984,667 and $1,150,882 for the nine months ended September, 2014 and 2013, respectively.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $65,849 grants and investor funding.  Under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2014, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon the current stock price, the issued and outstanding shares as of September 30, 2014 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding from Golden State as a result of warrant exercises. Due to the Beneficial Ownership Limitations, the Company received $274,310 in advances from Golden State during the nine-month period ended September 30, 2014. Such advances are recorded within warrant exercise advances on the balance sheets when received.

On July 2, 2013, the Company was awarded a $300,000 grant in the 2013 Oklahoma Applied Research Support competition sponsored by the Oklahoma Center for the Advancement of Science and Technology (“OCAST”). The grant is being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology (see Note 3).

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

Note 3 – OCAST Grant

In July 2013, the Company was awarded a two year grant from OCAST. This is the second $300,000 grant received from OCAST. The first grant was completed in August 2012. This matching grant is for a total of $300,000 and commenced September 1, 2013.  The Company received $46,748 in funding during the nine-month period ended September 30, 2014. The funds are being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

Note 4 – Debentures and Notes Payable

Debentures payable consist of the following:

	September 30,	December 31,
	2014	2013
Senior Convertible Debentures:
10% Convertible debentures to Directors due December 2014	$30,000	$30,000
10% Convertible debenture due December 2014	29,007	29,007
4.75% Convertible debenture due December 2014	65,585	69,805
5% Convertible notes due December 2014 (net of $9,261and $19,115 OID)	71,415	123,590
15% Senior Convertible bridge notes due 2014 (net of $-0- and $23,500 OID)	105,000	181,500
10% Convertible debenture due August 14, 2015 (net of $3,937 OID)	146,063	-
Settlement Agreement 3(a)(10)	-	118,842
10% Convertible bridge note to Director due December 2014	60,000	60,000
Total Debentures	507,070	612,744
Less - Current Maturities	(507,070)	(612,744)

Long-term Debentures	$-	$-

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

10% Convertible Debenture Due Newton, O'Connor, Turner & Ketchum

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to December 31, 2014.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due in 2014, and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 shares of common stock, exercised warrants to purchase 1,103 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013. During 2014, Golden State converted $4,220 of the $100,000 debenture into 76,877,103 shares of common stock, exercised warrants to purchase 1,207 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $274,310 against future exercises of warrants of which $459,980 was applied to the exercise of warrants leaving $-0- of unapplied advances at September 30, 2014.

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

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. During 2014, JMJ advanced an additional $75,000 on the 5% Notes and earned $5,975 OID and accrued interest.  During 2014, JMJ converted $148,680 of the 5% Notes into 47,848,529 shares of common stock at an average of $0.003 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period and $20,750 of interest has been expensed. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

The Senior Note matured on July 1, 2014 and does not carry interest. However, in the event the Senior Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. At any time subsequent to six months following the Date of Issuance, the Senior Note holder may elect to convert all or any portion of the outstanding principal amount of the Senior Note into shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to the Date of Issuance or 80% of the average VWAP during the 5 days prior to the date the holder delivers a conversion notice to the Company. During 2014, the holder of the $205,000 note converted $100,000 of the note into 39,211,840 common shares at an average price of $0.0026 per share under the terms of the debenture agreement.

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

Effective as of August 15, 2014, the Company entered into a Securities Settlement Agreement (the “SSA”) with an accredited investor (the “Investor”) to whom the $205,000 Senior Convertible Note was assigned. Pursuant to the SSA, the Investor agreed to extend the maturity of the $205,000 principal owed (the “Debt”) under the Senior Note until August 15, 2015 and the Company agreed, among other things, to (i) pay 10% interest on the Debt; (ii) pay 125% of principal in the event the Company elects to prepay any portion of the Debt; (iii) allow the Investor to convert the Debt, in whole or in part, into shares of the Company’s common stock at a conversion price equal to 58% percent of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for the 15 trading days prior to conversion.

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

10% Convertible Debenture due August 2015

On August 15, 2014, the Company issued and sold to an accredited investor a Convertible Debenture (the “10% Debenture”) in the principal amount of $150,000. The 10% Debenture included a 3% original issue discount. Accordingly, the Company received $145,500 gross proceeds, from which the Company paid legal and fees of $5,000. The 10% Debenture has a maturity date of August 15, 2015 and carries a 10% interest rate. Subject to a 4.99% beneficial ownership limitation, the holder of the 10% Debenture may, at any time, elect to convert all or any portion of the outstanding principal amount of the 10% Debenture into shares of Common Stock at a conversion price equal Sixty Five Percent (65%) of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for 15 trading days prior to conversion.

Note 5 – Common Stock and Paid-In Capital

Registration Statement on Form S-1

Pursuant to a Registration Statement on Form S-1 and the prospectus therein, filed on July 3, 2012, and amendment thereto, the Registration Statement was declared effective on February 13, 2013.

Downgraded from the OTCQB to the OTC Pink

On September 2, 2014, the Company received notification from OTC Markets that because the Company’s common stock, which trades under the symbol TDCP, has not had a minimum closing bid price of $.01 during the last thirty days, it has been downgraded from the OTCQB to the OTC Pink, effective September 3, 2014. On March 26, 2014, OTC Markets had announced a series of rule changes to take place between May 1, 2014 and April 1, 2015. These rules set forth new qualifications and fees for quotation of securities on the various tiers of OTC Markets. One of such changes requires that a company’s stock have a minimum closing bid price of $.01 for at least one day in any consecutive thirty day period to continue being quoted on the OTCQB.

The Company has the option of filing an application for reinstatement to have its common stock quoted on the OTCQB. The Company’s common stock could be reinstated to the OTCQB commencing at such time as it has had a minimum closing bid price of $.01 for any consecutive 30 day period. The downgrading of the Company’s common stock from the OTCQB to the OCT Pink will have no effect on the common stock’s ability to trade or its DWAC (method of electronic transfer of shares) eligibility.

Warrants Issued

As of September 30, 2014, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on September 30, 2016 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015.  Golden State has warrants outstanding to purchase 19,164 shares of common stock at a price of $381.50 per share which expire December 31, 2014. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019.  Additionally, in connection with the preferred stock issuance, there are 9,750,000 warrants outstanding to purchase common shares at $0.0055 per share, which expire December 31, 2017, and 9,500,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the nine-month period ended September 30, 2014, shares of common stock totaling 28,205,571 were issued for consulting services for which the Company recognized $108,500 of expense.  Additionally, during the period ending September 30, 2014, shares totaling 7,317,073 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $15,000.

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

The following summary reflects warrant and option activity for the nine-month period ended September 30, 2014:

	Attached	Golden State
	Warrants	Warrants	Options
Outstanding December 31, 2013	19,771,122	19, 942	23,030,274
Granted/purchased	-	-	-
Exercised	-	(1,207)	-
Cancelled	-	-	-
Outstanding September 30, 2014	19,771,122	18,735	23,030,274

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

Note 6 – Incentive Stock Plan

 In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) post-split shares. The shares are included in a registration statement filed March, 2014. Post-split shares totaling 32,522,644 were issued from the 2014 EIP during 2014 for services rendered. There are currently17, 477,356 shares available for issuance under the 2014 EIP.

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

2014	8,000
2015	13,000
Total	$21,000

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the nine-month ending September 30, 2014 and September 30, 2013, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $3, 336 and $18,595, respectively.

Note 9 – Subsequent Events

Common stock issued for services and liabilities

Subsequent to September 30, 2014, Golden State converted $290 of the 4.75% convertible debenture into 12,757,100 shares of common stock at $0.00002 per share and exercised 83 warrants at $381.50 per share for $31,610, advanced $31,610 and applied $31,610 of warrant exercise advances leaving $-0- in warrant exercise advances under the terms of the securities purchase agreements.

Subsequent to September 30, 2014, the holder of the $205,000 Senior Convertible Note converted $80,000 of the convertible promissory note into 44,493,881 shares of common stock at $0.0018 under the terms of the securities purchase agreements.

Subsequent to September 30, 2014, shares of common stock totaling 9,933,775 were issued for December 2013 consulting services for which the Company reduced accounts payable by $15,000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenue

The Company completed the first OCAST grant in August 2012 and did not have any earnings from the first OCAST grant during the three month periods ended September 30, 2014 or September 30, 2013. The second two year matching grant, for a total of $300,000 had a start date of September 1, 2013. We did not have earnings from OCAST during the three month period ending September 30, 2014.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We earned $5,000 income from the sales of Pixel Precision for the three-month period ended September 30, 2014 and -0- for the three months ended September 30, 2013.

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

Research and Development Expenses

The research and development expenses were $48,428 for the three months ended September 30, 2014, as compared to $90,035 for the three months ended September 30, 2013.  The decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $36,000, and a decrease in travel and lodging costs of $6,500.

General and Administrative Expenses

Our general and administrative expenses were $233,841 for the three months ended September 30, 2014, as compared to $227,111 for the three months ended September 30, 2013.  The net increase is due primarily to a decrease of $14,000 of legal fees paid in 2013 regarding the DTC chill matter offset by an increase in fees paid to the public relations firm of $34,000.

Interest Expense

Interest expense for the three months ended September 30, 2014 was $10,488 as compared to $6,239 for the three months ended September 30, 2013.  The increase was primarily a result of an increase of interest paid on our convertible notes and bridge notes in 2014 and an increase in OID amortization of $2,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenue

The Company completed the first OCAST grant in August 2012 and did not have grant income for the nine months ended September 30, 2013. We earned $46,748 in grant funding from the second OCAST grant during the nine months ended September 30, 2014.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have earned income of $15,000 and $5,000 before commissions and costs from the sales of Pixel Precision for the nine-months ended September 30, 2014 and September 30, 2013, respectively.

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

Research and Development Expenses

The research and development expenses were $141,959 for the nine months ended September 30, 2014, as compared to $280,796 for the nine months ended September 30, 2013.  The net decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $83,000, a decrease in patent cost of $5,000, a decrease in lab equipment and supplies purchased of $19,000 and a decrease in travel and lodging cost of $32,000.

General and Administrative Expenses

Our general and administrative expenses were $850,779 for the nine months ended September 30, 2014, as compared to $811,964 for the nine months ended September 30, 2013.  The net increase is due primarily to a $104,000 increase in fees to outside consultants engaged to pursue federal grant funding, an increase of $74,300 in fess regarding the 3 a 10 settlement paid in 2014, an increase of $16,000 in consultation fess, a decreases in accounting fees of $4,000, a decrease in filing fees of $6,000, and a decrease in legal fees of $125,000 regarding the DTC matter from 2013.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $53,677 as compared to $59,622 for the nine months ended September 30, 2013.  The net decrease was a result of an increase in the amount of OID amortized of $10,000 and a decrease of $4,000 in interest costs on our bridge notes and the decrease of extension fees of $15,000.

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

We had net cash of $65,849 at September 30, 2014.

We had negative working capital of $836,379 at September 30, 2014.

During the nine-months ended September 30, 2014, we used $574,050 of cash for operating activities, a decrease of $233,250 or 29% compared to the nine-months ended September 30, 2013. The decrease in the use of cash for operating activities was a result of the increase in accounts payable of $249,724 an increase in accrued salaries of $118,000 and a decrease of $111,850 in stock issued for services and an increase in amortization of debt cost of $31,429, a decrease in accounts receivable of $13,000 and a decrease in the net loss of $166,215.

There was no cash used in investing activities during the nine-months ended September 30, 2014 or for the nine-months ended September 30, 2013.

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

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to December 31, 2014.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due in 2014, and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 shares of common stock, exercised warrants to purchase 1,103 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013. During 2014, Golden State converted $4,220 of the $100,000 debenture into 76,877,103 shares of common stock, exercised warrants to purchase 1,207 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $274,310 against future exercises of warrants of which $459,980 was applied to the exercise of warrants leaving $-0- of unapplied advances at September 30, 2014.

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

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. During 2014, JMJ advanced an additional $75,000 on the 5% Notes and earned $5,975 OID and accrued interest.  During 2014, JMJ converted $148,680 of the 5% Notes into 47,848,529 shares of common stock at an average of $0.003 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period and $8,750 of interest has been accrued. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

The Senior Note matured on July 1, 2014 and does not carry interest. However, in the event the Senior Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. At any time subsequent to six months following the Date of Issuance, the Senior Note holder may elect to convert all or any portion of the outstanding principal amount of the Senior Note into shares of Common Stock at a conversion price equal to the lesser of 100% of the VWAP, as reported for the 5 trading days prior to the Date of Issuance or 80% of the average VWAP during the 5 days prior to the date the holder delivers a conversion notice to the Company. . During 2014, the holder of the $205,000 note converted $100,000 of the note into 39,211,840 common shares at an average price of $0.0026 per share under the terms of the debenture agreement.

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

Effective as of August 15, 2014, the Company entered into a Securities Settlement Agreement (the “SSA”) with an accredited investor (the “Investor”) to whom the $205,000 Senior Convertible Note was assigned. Pursuant to the SSA, the Investor agreed to extend the maturity of the $205,000 principal owed (the “Debt”) under the Senior Note until August 15, 2015 and the Company agreed, among other things, to (i) pay 10% interest on the Debt; (ii) pay 125% of principal in the event the Company elects to prepay any portion of the Debt; (iii) allow the Investor to convert the Debt, in whole or in part, into shares of the Company’s common stock at a conversion price equal to 58% percent of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for the 15 trading days prior to conversion.

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

10% Convertible Debenture due August 2015

On August 15, 2014, the Company issued and sold to an accredited investor a Convertible Debenture (the “10% Debenture”) in the principal amount of $150,000. The 10% Debenture included a 3% original issue discount. Accordingly, the Company received $145,500 gross proceeds, from which the Company paid legal and fees of $5,000. The 10% Debenture has a maturity date of August 15, 2015 and carries a 10% interest rate. Subject to a 4.99% beneficial ownership limitation, the holder of the 10% Debenture may, at any time, elect to convert all or any portion of the outstanding principal amount of the 10% Debenture into shares of Common Stock at a conversion price equal Sixty Five Percent (65%) of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for 15 trading days prior to conversion.

Off Balance Sheet Arrangements

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Development Stage company

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we adopted the standard as of July 1, 2014. Subsequent to the adoption of ASU 2014-10, the Company no longer presents inception-to-date information in our statements of operations, cash flows, and stockholders’ equity.

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

Subsequent Events

Common stock issued for services and liabilities

Subsequent to September 30, 2014, Golden State converted $290 of the 4.75% convertible debenture into 12,757,100 shares of common stock at $0.00002 per share and exercised 83 warrants at $381.50 per share for $31,610, advanced $31,610 and applied $31,610 of warrant exercise advances leaving $-0- in warrant exercise advances under the terms of the securities purchase agreements.

Subsequent to September 30, 2014, the holder of the $205,000 Senior Convertible Note converted $80,000 of the convertible promissory note into 44,493,881 shares of common stock at $0.0018 under the terms of the securities purchase agreements.

Subsequent to September 30, 2014, shares of common stock totaling 9,933,775 were issued for December 2013 consulting services for which the Company reduced accounts payable by $15,000.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended September 30, 2014, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2014, shares of common stock totaling 28,205,571 were issued for consulting services for which the Company recognized $108,500 of expense.

During the nine-month period ended September 30, 2014, an aggregate of $256,062 of outstanding convertible debentures were converted into 179,748,174 shares of common stock.

During the nine-month period ended September 30, 2014, an aggregate of 1,207 warrants to purchase shares of common stock were exercised at a purchase price of $381.50 per share.

10% Convertible Debenture due August 2015

On August 15, 2014, the Company issued and sold to an accredited investor a Convertible Debenture (the “10% Debenture”) in the principal amount of $150,000. The 10% Debenture included a 3% original issue discount. Accordingly, the Company received $145,500 gross proceeds, from which the Company paid legal and fees of $5,000. The 10% Debenture has a maturity date of August 15, 2015 and carries a 10% interest rate. Subject to a 4.99% beneficial ownership limitation, the holder of the 10% Debenture may, at any time, elect to convert all or any portion of the outstanding principal amount of the 10% Debenture into shares of Common Stock at a conversion price equal Sixty Five Percent (65%) of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for 15 trading days prior to conversion. The foregoing descriptions of the 10% Debenture do not purport to be complete and are qualified in their entirety by reference to the complete text of the 10% Debenture filed as an exhibit hereto, which is incorporated herein by reference.

The transactions described above were exempt from securities registration provided by Section 4(a)(2) of the Securities Act and Rule 506 as promulgated under the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

Securities Settlement Agreement

Effective as of August 15, 2014, the Company entered into a Securities Settlement Agreement (the “SSA”) with an accredited investor (the “Investor”), the assignee of the $205,000 Senior Convertible Note that was originally issued by the Company on October 1, 2013. Pursuant to the SSA, the Investor agreed to extend the maturity of the $205,000 principal owed (the “Debt”) under the Senior Note until August 15, 2015 and the Company agreed, among other things, to (i) pay 10% interest on the Debt; (ii) pay 125% of principal in the event the Company elects to prepay any portion of the Debt; (iii) allow the Investor to convert the Debt, in whole or in part, into shares of the Company’s common stock at a conversion price equal to 58% percent of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for the 15 trading days prior to conversion. The foregoing descriptions of the SSA do not purport to be complete and are qualified in their entirety by reference to the complete text of the SSA filed as an exhibit hereto, which is incorporated herein by reference. The forgoing transaction was exempt from securities registration provided by Section 4(a)(2) of the Securities Act and Rule 506 as promulgated under the Securities Act for transactions not involving a public offering.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Securities Settlement Agreement effective as of August 15, 2014
10.2	10% Convertible Debenture Due August 15, 2014
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: November 14, 2014	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

