Form 10-K
period 2014-12-31
3DICON CORP
filed 2015-03-31
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2014 was $3,438,716.

As of March 27, 2015, the issuer had 612,664,741 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Organizational History

3DIcon Corporation was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. Our articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition was January 1, 2001. We accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. At the inception on January 1, 2001, our primary activity was the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

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

On February 23, 2007, we entered into an SRA with the University, which expired on March 31, 2010. Under this agreement, the University conducted a research project entitled "3-Dimensional Display Development".

In the fourth quarter of 2007 we announced the release of our first product, "Pixel Precision". On

February 12, 2009, version 2.0 of Pixel Precision was released to expand capabilities and provide new compatibility with Texas Instrument's newly released DLP® Discovery 4000 kits.  This is a companion software application to the DMD Discovery line of products manufactured by Texas Instruments®.

In July 2013, the Company won first place in the Oklahoma Center for the Advancement of Science and Technology’s Oklahoma Applied Research Support competition, securing $300,000 in grant funding over two years. This matching grant had a start date of September 1, 2013.  We successfully completed year 1 and are part way through year 2. The grant will be completed by December 2015. The Company is using the funds provided by the grant to support the development of its First Product Platform, which will be the basis of a family of products leveraging the Company’s CSpace® volumetric 3D display technology.

Overview of Business

3DIcon is a small public company that is further developing a patented volumetric 3D display technology that was developed by and with the University under an SRA. The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

Figure 1 - Lab Proto 1 Image

On May 26, 2009, the United States Patent and Trademark Office ("USPTO") approved the patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe the foundation of what we are calling our CSpace® technology (“CSpace”).

Volumetric

The Company plans to commercialize the CSpace volumetric 3D technology through a combination of government funded research and development contracts, joint development agreements with industry partners and technology licensing agreements with companies like Raytheon, Boeing, Lockheed Martin, Siemens, and General Electric for high value applications in military planning, cyber data analysis, battlespace visualization, oil and gas exploration and medical imaging. Although we do not have any definitive agreements in place that provides for such funding, we believe that the Federal Government would be interested in entering into funded arrangements based on past and existing discussions our management have had with Federal Government Program Managers. Likewise, we believe that Industry would be interested in entering into joint development agreements that could ultimately lead to licensing agreements. For example, Raytheon, Boeing and Schott Defense have provided letters of support for government grants that we have applied for, indicating their interest in working with us on the specific project if the grant were to be awarded. We have no formal agreements or commitments from Boeing or Raytheon beyond these initial discussions. We have had similar interactions with a number of companies, such as Lockheed, Honeywell, General Electric, Florida Institute of Human and Machine Cognition (IHMC), Cleveland Clinic, ShuffleMaster, etc. regarding our CSpace technology.

The above commercialization plan depends on our ability to convince potential customers (Government and Industry) that products based on our technology will meet their requirements and that the technical risk in developing products based on our technology will be acceptable to these potential customers. We are targeting high value applications that typically require products to be customized to the customer’s application. Since we understand the capabilities and limitations of CSpace better than potential customers, it is not unusual for this type of customer to ask the technology developer (in this case 3DIcon) to do most or part of the product development for or with the customer in exchange for funding by the customer. In 2015, we plan to continue to solicit the Federal Government and Industry to enter into customer-funded development contracts to develop our technology for or with those customers. Our goal is to generate sufficient funding from such arrangements that would meet or exceed the incremental costs of developing product prototypes for or with customers. If we are successful in completing the initial product prototypes on a timely basis, it is possible that the Company could generate licensing revenues from our CSpace technology beginning in the fourth quarter of 2017. The Company believes that it has an experienced display industry and management team with a proven track record of successfully commercializing multiple display technologies to move our CSpace technology strategy forward.

Figure 2 - CSpace Architecture

In March of 2012, the Company implemented a new evolutionary, step-by-step commercialization strategy for the CSpace volumetric display technology. Under this strategy we are developing multiple staged prototypes (laboratory and trade show) with successively higher performance (brightness, resolution, and image size). Lab Proto 2 is a working prototype with significant improvements over Lab Proto 1 and was completed in October 2012. Our technical team increased the image size of Lab Proto 2 by a factor of eight (8x) and the brightness of the image by a factor of five (5x). Taken together with the 50 times higher brightness already achieved, Lab Proto 2 is 250 times (250x) brighter than Lab Proto 1.  Because of the larger image size and the much higher brightness, we achieved much higher effective resolution as well. Lab Proto 3, while not complete, is already 80 times brighter than Lab Proto 2 and more than 2,000 times brighter than Lab Proto 1.  Most of the engineering work (optics, electronics and software) is complete, and the focus is now on the image space materials.

The $300,000 grant awarded by the Oklahoma Center for the Advancement of Science and Technology (“OCAST”) to the Company in July 2013 is providing funding for the development of the software and electronics necessary for a larger image space, including the completion of software necessary to enable animation and movement through the volume.

The goals for Lab Proto 3 are to develop a lower cost and more scalable image chamber material (specialty glass), to enhance imagine brightness by ten (10x) by utilizing a new scanning system, and to use that new material to construct an even larger image chamber than was demonstrated for Lab Proto 2.  Part of our Joint Development Agreement (“JDA”) with Schott Defense (“Schott”) and our efforts to secure federal funding are aimed at accelerating the process of securing a scalable material for CSpace’s image space.  Prototype 3 was originally scheduled for completion in fourth quarter 2013; however, delays were incurred to continue to seek the best possible solution to the material required for the image space.  Our federal funding strategy and JDA with Schott are specifically targeted at securing this material.

We believe that Lab Proto 3 will enable the Company to credibly engage with potential customers and secure customer funded development contracts to develop even larger and higher resolution product prototypes. If we are successful in securing customer funded development contracts, we anticipate the development of various product prototypes, the first of which we have been calling the Trade Show Prototype. It is likely that in exchange for funding of the Trade Show Prototype, our initial customer will require an exclusive license to the technology in a particular field of use (e.g. medical imaging). The Company believes that any such exclusive license will be based on a set period of time during product and/or market development and based on performance thereafter. Failure by the customer to meet agreed upon performance criteria would most likely result in the license becoming non-exclusive. Any such exclusive license agreement would preclude the Company from working with other customers in that field of use during the period of the exclusive license. The Company does not believe that this strategy for funding the Tradeshow Prototype will significantly impact the revenue potential of the technology given the number of potential applications (fields of use). If successfully developed, the Trade Show Prototype, which is illustrated as an artist concept in Figure 3 below, will be fully packaged and portable so that it can be used for trade shows and on-site customer demonstrations. We believe that the Trade Show Prototype will enable the Company to market and secure licensing agreements with large government contractors and large medical or industrial products companies.

Figure 3 - Artist Concept of CSpace Trade Show Prototype

Federal Funding Strategy

As funding has increased for the 3D field, the Company has implemented a federal funding strategy to augment its other capital raising efforts.  In December 2013, the Company secured the services of Doug Freitag, an expert in identifying and obtaining government grants of the type we are seeking. The initial targets for this strategy included: the Obama Administration’s multi-agency priorities of advanced manufacturing and information technology (e.g., Big Data Research and Development Initiative with over $200 million annually); the Department of Defense’s priorities to reduce the cost of developing, testing, and manufacturing new weapon systems, enhance training and operation of autonomous systems and accelerate data-to-decisions; and Federal Aviation Administration’s on-going priority to enhance air traffic control systems. As a result of feedback from various Federal Government Program Managers, the strategy has changed and now places increased emphasis on a growing need for new technologies to visualize cyber data, military planning, medical imaging data, data collected when screening for contraband and validation of 3D engineering designs prior to manufacturing by 3D printing. The strategy also places greater emphasis on Small Business Innovation Research Grants where funding continues to grow, competition is limited to other small businesses, 3DIcon can more easily be the project leader, and the cycle for awards from the date of submission can be much faster. Larger contracts will still be considered but include other partners and may require one of more partners to lead the projects if awarded. A pre-proposal titled “Glasses-Free 3D Volumetric Display for to Enhance Mission Analysis” was submitted to the Defense Intelligence Agency on November 26, 2014 and is under review. A proposal titled “3D Volumetric Display of Neurological Data Provided by MRI Imaging” was submitted to the National institute of Health on December 5, 2014 and is under review. A proposal titled “Transforming Cyber Data into Human-Centered 3D Visualizations” was submitted to the Air Force on February 25, 2015 and is under review. A pre-proposal titled “Glasses-Free 3D Volumetric Visualization of Critical Data to Enhance Decision Making” was submitted to the DOD Combating Terrorism Technical Support Office on March 20, 2015 and is under review. These submissions, if awarded, approach an aggregate of $3.75 million of multi-year funding. Additional submissions are planned over the next few months, approaching an aggregate of $5 million of multi-year funding requests.

Joint Development Agreement with Schott Defense

As part of our federal funding strategy we intend to effectively compete by forming interdisciplinary teams with potential strategic partners (large and small), academic and commercial laboratories, and systems integrators providing integrated data visualization solutions.  The first of these partnerships was reached in March 2014 when the Company signed a JDA with Schott, a federally focused subsidiary of Schott North America.  Schott is a world-class multi-billion dollar company with significant experience and success in partnering with federal agencies for development projects.  In addition, Schott is one of the world’s leaders in developing specialty glass for many applications, including display technology.  This partnership, coupled with the expertise of Doug Freitag, should facilitate the Company’s federal funding strategy and our ability to create the unique materials required to advance the CSpace technology.

Commercialization Strategy & Target Applications

The Company plans to commercialize the CSpace volumetric 3D technology through customer funded research and development contracts and technology licensing agreements with companies like Boeing, Lockheed Martin, Siemens, and General Electric for high value applications like air traffic control, design visualization, and medical imaging. The Company plans to develop products for contract engineering and with joint development customers. At this time the Company does not have any commercialized products and does not plan to develop its own products based on the CSpace technology due to the high value / low volume nature of the best-fit initial applications for this technology. These applications include but are not limited to the following:

■	Healthcare (diagnostics, surgical planning, training, telemedicine, biosurveillance)
■	Cyber Security Data Visualization
■	Military (operational planning, training, modeling and simulation, battlespace awareness, damage assessment, autonomous piloting)
■	Physical Security (passenger, luggage & cargo screening)
■	Mining, Oil & Gas Exploration
■	Meteorological and Oceanographic data visualization

In order to simplify internal development efforts on CSpace, software to control the initial laboratory prototype was created and later productized as "Pixel Precision" in 2007. The product has been made commercially available through a sales and distribution arrangement with Digital Light Innovations (“DLI”) that was signed March 6, 2008. The Company entered into a new licensing and distribution agreement with DLI for the Pixel Precision software in 2014. This product is a result of our research efforts involving the use of the Texas Instruments Digital Micro-Mirror Device (“DMD”). The product is targeted at the application development market involving the use of DMDs, specifically the DMD-Discovery line from Texas Instruments.

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

Currently, we do not have any agreements in place that would allow entry into the flat screen segment of the glasses-free 3D display industry or digital signage industry and no assurances can be made that such an agreement will ever be consummated.  The Company is not actively seeking such acquisitions in the glasses-free 3D flat screen display segment at this time.

History of 3D Technology Research and Development at the University of Oklahoma

Beginning in 2007 the University, under an SRA with 3DIcon, undertook the development of the following three high potential 3D display technologies. The results of each project are summarized below.

•	I - Swept Volume Displays - We have successfully achieved the initial demonstration and proof of technology for this approach.
•	II - Static Volumetric Displays - This technology was ranked by the University as the best for further development.
•	III - Stacked Volume Displays - We also have investigated the technologies for developing innovative Stacked Volumetric Displays.

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

Our implementation of a Static Volume Display (CSpace®) employs one or more Digital Micro-Mirror Devices (DMDs) and infra-red lasers to produce 3D images in advanced transparent nanotechnology materials, thereby enabling the creation, transmission and display of high resolution 3D images within a volume space, surrounded by glass or transparent screen. The initial investigation for the Static Volume system commenced in 2007. In September 2008, we built a laboratory prototype Static Volume Display using the CSpace technology and demonstrated the creation of true 3D images within a specified image space. New developments for eliminating the distortion occurred by the divergence of the constructed 3D image were presented at the SPIE Europe Security & Defense conference in Berlin, Germany in August 2009. Improvements for the optical systems utilized by CSpace with the latest achieved resolution were published in October 2009 in IEEE/OSA Journal of Display Technology titled "Static Volumetric Three-Dimensional Display" and can be found for a moderate fee at http://www.opticsinfobase.org. On February 15, 2010, at the SPIE Medical Imaging conference, we presented the latest software developments that allow reading Digital Imaging and Communication In Medicine ("DICOM") formats whether scanned by ultrasound devices, magnetic resonance imaging ("MRI"), or computed tomography ("CT") scanners. With this new software architecture, Static Volume 3D displays based on the CSpace technology would have the capability of displaying medical images.

On April 14, 2010, at the OSA Digital Holography and Three-Dimensional Imaging conference in Miami, FL, we presented an increase in brightness of the constructed 3D images.  On September 23, 2010, at the SPIE Europe Security & Defense conference in Toulouse, France, we presented new implementations to reduce flicker of the 3D Images constructed by CSpace display.  In November 2010, we published a new method of rendering 3D Images using a rotational-slicing technique at the Journal of the Society for Information Display and can be found for a moderate fee at http://onlinelibrary.wiley.com/doi/10.1889/JSID18.11.873/abstract. In December 2010, we published the utilization of new materials for CSpace image space at the Journal of the Society for Information Display and can be found for a moderate fee at http://onlinelibrary.wiley.com/doi/10.1889/JSID18.12.1065/abstract. In April 2011, New Developments That Allow CSpace To Perfectly Fit Applications Such As Air Traffic Control was published in the IEEE/OSA Journal of Display Technology and can be found for a moderate fee at http://www.opticsinfobase.org/jdt/abstract.cfm?uri=jdt-7-4-186. On April 25, 2011, we presented a new paper called “Multi-layer overlay display,” at the SPIE Defense & Security Conference in Orlando, FL. On May 17, 2013, we presented a new paper called ”CSpace High-Resolution Volumetric 3D Display,” at the SPIE Defense & Security in Baltimore, Maryland. On September 26, 2014 we were interviewed for an article on medical imaging by Medical Device Daily and can be found at http://www.medicaldevicedaily.com/servlet/com.accumedia.web.Dispatcher?next=mdd_currentIssue&issueId=23719&prodID=4&month=09&year=2014. On December 18, 2014, we co-authored a new publication called “Scalable Upconversion Medium for Static Volumetric Display” in the Journal of Display Technology and can be found for a moderate fee at http://ieeexplore.ieee.org/xpl/articleDetails.jsp?reload=true&arnumber=6987226. On March 1, 2015 we published an overview on the applications for 3D Volumetric Displays in NASA Tech Briefs and can be found at http://www.techbriefs.com/component/content/article/27-ntb/features/application-briefs/21710. On February 27, 2015 we were interviewed for a Q/A article on 3D imaging by Medical Design Technology that can be found at http://www.mdtmag.com/blogs/2015/02/true-3d-imagesglasses-free. On March 24, 2015 we made a presentation called “Glasses-Free 3D Volumetric Display for Enhanced Decision Making” at the 2015 National Defense Industry Association Science & Engineering Technology Division Conference.

Regarding our continued efforts to improve the performance of the CSpace technology, we completed our second-generation prototype (Lab Proto 2) in October 2012. Our goals for Lab Proto 2 were to first improve image brightness, and then to improve resolution (increase the number of voxels or 3D pixels), and lastly to increase the size of the image. The image generated by Lab Proto 2 is approximately 250 times (250x) brighter than our first generation prototype and can now be viewed in normal room lighting. As a result of the increased brightness, resolution has also been improved. The estimated resolution of the second-generation prototype is approximately five times (5x) greater than the first generation prototype. The image size of Lab Proto 2 is approximately 8 times (8x) larger than our first generation prototype. We continue to develop a third-generation prototype (Lab Proto 3) with a larger image space, which we believe will enable the Company to credibly engage with potential customers and secure customer funded development contracts to develop even larger and higher resolution product prototypes, eventually leading to a trade show prototype that will be portable and package for display at trade shows or on-site customer demonstrations.

University of Oklahoma - Sponsored Research Agreement History

On December 1, 2010, the Company entered into an agreement (the "Agreement") with the University pursuant to which the University agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 1,685,714 shares of the Company's common stock (the "Shares"). As a result of the debt conversion, the University became the holder of approximately 8% of the outstanding common stock of the Company. Pursuant to the Agreement, the Shares were subject to a put option allowing the University to require the Company to purchase certain of the Shares upon the occurrence of certain events. In addition, the Shares were subject to a call option allowing the Company to require the University to sell to the Company the Shares then held by the University in accordance with the terms of the Agreement. The put options and the call options expired on November 30, 2014 and the Shares are no longer subject to such options.

The Agreement also amended the existing agreements between the Company and the University such that all intellectual property, including all inventions and or discoveries, patentable or un-patentable, developed before July 28, 2008 by the University under the SRA is owned by the University. All intellectual property, including all inventions and/or discoveries, patentable or un-patentable, developed jointly by the Company and the University at any time is jointly owned by the Company and the University. Finally, all intellectual property developed by the Company after July 28, 2008, including all inventions and or discoveries, patentable or un-patentable, is owned by the Company.

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

Key Patents Exclusively Licensed to 3DIcon from OU:

Patents Granted

•	“3D Volumetric Display” – 8,247,755, August 21, 2012
•	“3DLight Surface Display” – 8,075,139, December 13, 2011
•	“Light Surface Display for Rendering a Three-Dimensional Image” – 7,858,913, December 28, 2010
•	“Volumetric Liquid Crystal Display” – 7,537,345, May 26, 2009
•	“Computer System with Digital Micromirror Device” – 8,487,865, July 16, 2013

International Patents Granted

•	Granted – Japan
o	“Light Surface Display for Rendering a Three-Dimensional Image” – Japanese Patent Number 5,594,718, August 15, 2014

International Patents Pending

•	Pending
o	“Light Surface Display for Rendering a Three-Dimensional Image” – European Application Number EP07755984, Filed April 25, 2007
•	Pending – Europe
o	“Ultra High Resolution Three-Dimensional Display” – July 26, 2013
o	“Holoform Projection Display” – March 12, 2013

Employees

We had four employees as of March 27, 2015, Mr. Victor Keen, Chief Executive Officer, Mr. Ronald Robinson, Chief Financial Officer, Dr. Hakki Refai, Chief Technology Officer, and Ms. Judith Keating, Company Secretary and Director of Investor Relations. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $21,258,575 for the period from inception (January 1, 2001) to December 31, 2014. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

In their report dated March 31, 2015, our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we are a development stage organization with insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require between $1.2 and $1.5 million additional funds through December 2015 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

At this time, we do not own any intellectual property in Volumetric Liquid Crystal Display or Light Surface Display for Rendering Three-Dimensional Images, and, apart from the SRA with the University and the exclusive worldwide marketing rights thereto, we have no contracts or agreements pending to acquire the intellectual property.

Although we have obtained exclusive worldwide marketing rights to “Volumetric Liquid Crystal Display” and “Light Surface Display for Rendering Three-Dimensional Images”, two technologies vital to our business and growth strategy, we do not own any intellectual property in these technologies.  Although our exclusive worldwide marketing rights to these technologies stand alone and are independent of the SRA, outside of our SRA with the University, we have no pending agreements to obtain or purchase ownership over such intellectual property.  Should the University lose their rights in such technologies or we are otherwise unable to utilize the rights obtained in such agreements it would be difficult to successfully implement our business strategy going forward and our stock value would likely decrease.

Risks Relating to Our Current Financing Arrangements:

There are a large number of shares underlying our convertible debentures, and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 27, 2015, we had 612,664,741 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into estimated 3,253,119,789 shares of common stock at current market prices, although the Company currently would not have enough authorized shares to issue such estimated conversion shares. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors ("Golden State") to purchase 18,595 shares of common stock at an exercise price of $381.50. Additionally, there are 19,250,000 warrants to purchase common shares at an exercise price of $0.0055, which warrants were issued to investors that also purchased 385,000 shares of Series A Convertible Preferred Stock, which shares are convertible into an aggregate of 38,500,000 shares of common stock. The sale of the shares underlying the convertible debentures, the Series A Convertible Preferred Stock and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debenture (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $65,095 and market prices 25%, 50% and 75% below the market price as of March 27, 2015 of $0.002.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable(1)	Stock
25%	$0.0015	$0.0012	4,114,528,076	1,163%
50%	$0.0010	$0.0008	6,172,117,588	1,745%
75%	$0.0005	$0.0004	12,344,886,122	3,490%

(1) Shares issuable exclude 18,595 shares underlying the remaining warrants exercisable at $381.50 per share.

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

The market for our common stock is highly volatile and the trading price of our stock on the OTC Pink Marketplace is subject to wide fluctuations in response to, among other things, operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

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

The shares of our common stock are thinly-traded on the OTC Pink Marketplace, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

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

Our common stock is quoted on the OTC Pink marketplace under the symbol “TDCP”.

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

2015 Fiscal Year

	High	Low
First Quarter ended March 31, 2015*	$0.0036	$0.0012
* through March 27, 2015

2014 Fiscal Year

	High	Low
First Quarter ended March 31, 2014	$0.039	$0.0031
Second Quarter ended June 30, 2014	$0.019	$0.0063
Third Quarter ended September 30, 2014	$0.012	$0.0031
Fourth Quarter ended December 31, 2014	$0.005	$0.0020

2013 Fiscal Year

	High	Low
First Quarter ended March 31, 2013	$0.070	$0.032
Second Quarter ended June 30, 2013	$0.044	$0.016
Third Quarter ended September 30, 2013	$0.025	$0.003
Fourth Quarter ended December 31, 2013	$0.012	$0.003

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 27, 2015 we had approximately 410 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Equity Compensation Plan Information

We have two stock-based compensation plans, the 2014 Equity Incentive Plan and the 2015 Equity Incentive Plan, together referred to herein as the “Stock Plans.” As of March 27, 2015, 23,030,274 options to purchase our common stock were issued and outstanding under the Stock Plans with a weighted-average price of $0.08 and 62,526,419 shares of our common stock were reserved for future issuance under the Stock Plans.

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
Plan category	rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders:

2014 Plan	50,000,000	$0.08	750,103
2015 Plan	85,000,000	0.08	61,776,316
Total	135,000,000	$0.08	62,526,419

Recent Sales of Unregistered Securities

Shares of our common stock in this Item 5 refer to the number of shares of common stock after giving effect to the April 27, 2012 Reverse Split.

On August 24, 2012, August 28, 2012 and September 10, 2012, the Company issued and sold to accredited investors Convertible Bridge Notes in the aggregate principal amount of $438,000. The note sold on September 10, 2012 was purchased by Victor Keen, a director of the Company. The Notes included a $73,000 original issue discount. Accordingly, the Company received $365,000 gross proceeds from which the Company paid legal fees of $25,000 and placement agent fees of $27,675. The Bridge Notes matured in 90 days from their date of issuance and, other than the original issue discount, the Bridge Notes do not carry interest. However, in the event the Bridge Notes are not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Notes, the holders of the Bridge Notes may elect to convert all or any portion of the outstanding principal amount of the Bridge Notes into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Notes, (b) the maturity date of the Bridge Notes, or (c) the first closing date of the securities sold pursuant an effective registration statement.

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

 For the year ended December 31, 2014, Golden State converted $4,710 of the $100,000 debenture into 98,093,643 shares of common stock and exercised warrants to purchase 1,347 shares of common stock at $381.50 per share.

For the year ended December 31, 2013, JMJ converted $203,700 of convertible promissory notes into 32,054,924 shares of common stock at $0.0064 under the terms of the securities purchase agreements.

For the year ended December 31, 2014, JMJ converted $148,680 of convertible promissory notes into 47,848,529 shares of common stock at $0.0031 under the terms of the securities purchase agreements.

For the year ended December 31, 2013, IBC converted $78,789 of outstanding settlement obligations into 53,720,000 shares of common stock at $0.0015 under the terms of the Settlement Agreement.

For the year ended December 31, 2014, IBC converted $3,162 of outstanding settlement obligations into 15,810,800 shares of common stock at $0.0002 under the terms of the Settlement Agreement.

For the year ended December 31, 2013, CPUS converted $204,480 of convertible promissory notes into 49,811,800 shares of common stock at $0.0041 under the terms of the securities purchase agreement.

For the year ended December 31, 2013, holders of the Senior Convertible Note dated October 1, 2013 converted $78,000 of such note into 2,025,974 shares of common stock at $0.0385.

Subsequent to December 31, 2014, Golden State converted $400 of the 4.75% convertible debenture into 18,727,884 shares of common stock at $0.00002 per share and exercised 114 warrants at $381.50 per share for $43,545 and advanced $10,900 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to December 31, 2014, JMJ converted $17,500 of the convertible promissory note into 10,000,000 shares of common stock at $0.002 under the terms of the securities purchase agreements.

Subsequent to December 31, 2014, the holder of the 10% Convertible Promissory Note converted $25,000 of the convertible promissory note into 14,245,014 shares of common stock at $0.002 under the terms of the securities purchase agreements.

Subsequent to December 31, 2014, shares of common stock totaling 15,000,000 were issued for legal services for which the Company recognized $22,500 of expense.

Subsequent to December 31, 2014, shares of common stock totaling 15,017,162 were issued for 2014 consulting services for which the Company reduced accounts payable by $25,000.

JMJ March 2015 5% Note

In March 2015, the Company issued and sold a convertible note (the “March 2015 5% Note") in aggregate Principal Sum of $250,000 to JMJ Financial (“JMJ”).  The 5% Note includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid (the “Principal Sum”) to the Company. During 2015, JMJ advanced $30,000 on the 5% Note and earned $3,000 OID. In addition to the OID, the March 2015 5% Note provides for a one-time interest charge of 5% to be applied to the Principal Sum. If the Company repays the 5% Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the March 2015 5% Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of March 2015 5% Note, JMJ may, at its election, convert all or a part of the $250,000 note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The principal of the March 2015 5% Note is due two years from the date of each of the principal amounts advanced.

Typenex Co-Investment, LLC

In March 2015, the Company issued and sold a convertible note (the “5% Promissory Note") in aggregate Principal Sum of $87,500 to Typenex Co-Investment, LLC, (“Typenex”).  The 5% Promissory Note includes a $7,500 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. Accordingly during 2015, the Company received $80,000 gross proceeds from which the Company paid legal and documentation fees of $20,000 and placement agent fees of $6,750. In addition to the OID, the 5% Promissory Note provides for a one-time interest charge of 5% to be applied to the principal of the 5% Promissory Note. If the Company repays the 5% Promissory Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the 5% Promissory Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of 5% Promissory Note, Typenex may, at its election, convert all or a part of the $87,500 principal and interest thereon of the 5% Promissory Note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to the election to convert. The principal of the 5% Promissory Note is due one year from the March 2015 effective date.

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

Overview of Business

We are a development stage company. Our mission is to pursue, develop and market full-color volumetric 3D technology. Through a SRA with the University of Oklahoma, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The developments to date have resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. On May 26, 2009, the United States Patent and Trademark Office (“USPTO”) approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On December 13, 2011, USPTO approved a continuation patent called “3D Light Surface Display,” and issued the US Patent No. 8,075,139. On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe what we are calling our CSpace technology. At this time, we do not own any intellectual property rights in these technologies, and, apart from the SRA with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University and our staff by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military. On April 6, 2009, we filed a provisional patent on an emissive two-dimensional screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/Inflexible Front/Back Projection screen or display" and owned solely by 3DIcon Corporation.   Through the current agreement with the University of Oklahoma, the University filed a continuation patent application on November 19, 2010, called “3D Light Surface Display”.  This application provides additional protections of our CSpace technology.

Since March of 2012, the Company has been evaluating a number of second-generation, glasses-free flat screen 3D display technologies and the companies that are developing these technologies with the possibility of an acquisition of such a company in mind.  Our goal was to identify a new technology that could deliver significantly better performance (3D impact and image quality) than current large area multiple-viewer glasses-free 3D flat screen displays without compromising resolution and brightness, as do current displays.  The ideal company would also have a great technical team, a broad patent portfolio, and a credible technology roadmap to ensure that these competitive advantages are sustainable into the future. As a result of the above evaluation process, the Company previously entered into a non-binding Letter of Intent to acquire Dimension Technologies, Inc. (DTI) www.dti3d.com located in Rochester, NY. However, that Letter of Intent has since expired. Notwithstanding the expiration of the Letter of Intent, the Company’s interest in a potential acquisition of a small 3D flat screen display company remains. Currently, we do not have any agreements in place that would allow entry into the flat screen segment of the glasses-free 3D display industry or digital signage industry and no assurances can be made that such an agreement will ever be consummated.  The Company is not actively seeking such acquisitions in the glasses-free 3D flat screen display segment at this time.

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

Throughout this report, each instance which refers to a number of shares of our common stock refers to the number of shares of common stock after giving effect to the April 27, 2012 Reverse Split, unless otherwise indicated.   References to a number of shares of common stock in our historical financial statements for the years ended December 31, 2014 and 2013 are reported on a post-Reverse Split basis.

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

We recognize grant revenue in the month earned in accordance with the terms of the grant agreement.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Revenue

The Company received $70,748 and $43,896 from the OCAST grant for the years ended December 31, 2014 and 2013, respectively.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have earned income of $15,000 and $4,500 before commissions and costs from the sales of Pixel Precision for the years ended December 31, 2014 and December 31, 2013, respectively.

We expect sales of Pixel Precision to the installed and active user base of the earlier D1100 and D3000 systems in the near term and as companion product sales to D4000 systems. We expect that the revenue from this product to offset operating expenses (general and administrative, research and development, interest) but do not expect the revenue generated in 2015 to cover the operating expenses.

Research and Development Expenses

The research and development expenses were $198,550 for the year ended December 31, 2014 as compared to $372,984 for the year ended December 31, 2013. The decrease was a result of the termination of agreements with outside research and development consultants of approximately $116,000, a decrease in lab supplies and equipment of approximately $45,000 a decrease in patent cost of approximately $8,000 and a decrease in the costs incurred for travel, meals, lodging and conference fees of $29,000, and an increase of $22,000 for the value of shares issued for the Technical Advisory Board.

General and Administrative Expenses

Our general and administrative expenses were $1,065,167 for the year ended December 31, 2014 as compared to $1,077,106 for the year ended December 31, 2013. The net decrease is due to a decrease in legal fees of $156,000 primarily due to the Depositary Trust Company (“DTC”) inquiry in 2013, a decrease of $44,000 in travel and related expense, a decrease in filing fees of $14,000 due to fewer filing in 2014 and a decrease in accounting fees of $4,000. These decreases were offset by an increase of financing fees of $78,000 primarily due to the 3a 10 settlement agreement, an increase of $63,000 in consultant fees, an increase of $56,000 in marketing and public relation consultant fees, an increase of $6,000 for the shareholders’ briefing, and an increase of $3,000 in insurance.

Interest Expense

Interest expense for the year ended December 31, 2014 was $75,735 as compared to $80,355 for the year ended December 31, 2013. The decrease in interest expense resulted from the decrease of $15,000 extension fee incurred in 2013 and an increase in interest paid on our outstanding debentures and bridge notes.

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

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2014, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $34,485 at December 31, 2014.

We had negative working capital of $949,826 at December 31, 2014.

During the year ended December 31, 2014, we used $650,414 of cash for operating activities, a decrease of $412,525 or 39% compared to the year ended December 31, 2013. The decrease in the use of cash for operating activities was a result of the decrease in the net loss of approximately $228,000 and the decrease in stock and options issued for service of approximately $187,000 and the change in accounts payable and accrued liabilities in 2014 of approximately $363,000.

Cash used in investing activities during the year ended December 31, 2014 and 2013 was $-0-.

Cash provided by financing activities during the year ended December 31, 2014 was $614,130, a decrease of $518,228 or 46% compared to the year ended December 31, 2013.  The decrease was the result of a decrease in funding under the terms of the convertible debentures from Golden State and bridge notes issued in 2013 of approximately $498,000 less the cash payment of $140,680 on the Global Capital/CPUS debenture.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 2015 as a result of a maturity extension agreement received by the Company in March 2015, and warrants to buy25,571 shares of the common stock at an exercise price of $381.50 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 shares of common stock, exercised warrants to purchase 1,103 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013. During 2014, Golden State converted $4,710 of the $100,000 debenture into 98,093,643 shares of common stock, exercised warrants to purchase 1,347 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $349,310 against future exercises of warrants of which $513,390 was applied to the exercise of warrants leaving $21,591 of unapplied advances at December 31, 2014.

In September 2013, the Company was awarded a grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”). This matching grant is for $300,000 and had a start date of January 1, 2014. The Company earned $70,748 and $43,896 from the grant during the year ended December 31, 2014 and 2013 respectively. The money is being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

On December 1, 2010 the Company entered into an agreement with the University pursuant to which the University agreed to convert all sums due to it from the Company in connection with its SRA with the Company, which as of December 1, 2010 amounted to approximately $485,000, into an aggregate of 1,685,714 shares of the Company's common stock. As a result of the debt conversion, the University became the holder of approximately 8% of the outstanding common stock of the Company. Pursuant to the agreement, the shares are subject to a put option allowing the University to require the Company to purchase certain of the shares upon the occurrence of certain events. In addition, the shares are subject to a call option allowing the Company to require the University to sell to the Company the shares then held by the University in accordance with the terms of the agreement. The put options and the call options expired on November 30, 2014 and the Shares are no longer subject to such options.

Director Debenture

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and subsequently extended to December 26, 2014 and again extended to June 30, 2015. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to December 31, 2014 and subsequently extended to June 30, 2015.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. During 2014, JMJ advanced an additional $75,000 on the 5% Notes and earned $5,975 OID and accrued interest.  During 2014, JMJ converted $148,680 of the 5% Notes into 47,848,529 shares of common stock at an average of $0.003 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

10% Convertible Bridge Note to Director

On September 11, 2012, the Company issued and sold to Victor F. Keen, a Director and an accredited investor a Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000. The sale of the Keen Bridge Notes in the principal of $60,000 included a $10,000 OID. Accordingly, the Company received $50,000 gross proceeds. The Keen Bridge Note matured 90 days from the date of issuance and, other than the OID, the Keen Bridge Note does not carry interest. However, in the event the Keen Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Keen Bridge Note, the holders of the Keen Bridge Note may elect to convert all or any portion of the outstanding principal amount of the Keen Bridge Note into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of common stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Keen Bridge Note, (b) the maturity date of the Keen Bridge Note, or (c) the first closing date of the securities sold pursuant an effective registration statement.

On January 26, 2013, the Company entered into an amendment agreement (the “Keen Amendment”) with Mr. Keen. The Pursuant to the Keen Amendment, Mr. Keen agreed to extend the maturity date of the Keen Bridge Note from December 10, 2012 to April 30, 2013 and to waive any and all defaults, default interest and Liquidated Damages then due to Mr. Keen.

On July 30, 2013, the Company entered into a second amendment agreement (the “Second Keen Amendment”) with Mr. Keen to amend the Keen Bridge Note.

Pursuant to the Second Keen Amendment, Mr. Keen agreed to extend the maturity of the Keen Bridge Note from April 30, 2013 to August 31, 2013 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA and the Company agreed to (i) amend the conversion provision to allow for conversions based on a conversion price calculated on the Amendment Date or the New Maturity Date; and (ii) to include an interest rate equal to 10% per annum, payable on the New Maturity Date, as amended, which accrual shall commence on December 10, 2012.

On September 30, 2013, the Company entered into a third amendment agreement (the “Third Keen Amendment”) with Mr. Keen. Pursuant to the Third Keen Amendment, Mr. Keen agreed to extend the maturity of the Keen Bridge Note from August 31, 2013 to December 31, 2013 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

On January 27, 2014, the Company entered into a fourth amendment agreement (the “Fourth Keen Amendment”) with Mr. Keen. Pursuant to the Fourth Keen Amendment, Mr. Keen agreed to extend the maturity of the Keen Bridge Note from December 31, 2013 to December 31, 2014 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

 On March 16, 2015 (the “Amendment Date”), the Company entered into a fifth amendment agreement (the “Fifth Keen Amendment”) with Keen to amend the Keen Bridge note. Pursuant to the Fifth Keen Amendment, Keen agreed to extend the maturity of the Note from December 31, 2014 to June 30, 2015 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

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

The Senior Note matured on July 1, 2014 and did not carry interest. However, in the event the Senior Note was not paid on maturity, all past due amounts would accrue interest at 15% per annum. The Senior Note was paid on maturity and interest was not incurred. At any time subsequent to six months following the Date of Issuance, the Senior Note holder may elect to convert all or any portion of the outstanding principal amount of the Senior Note into shares of Common Stock at a conversion price equal to the lesser of 100% of the VWAP, as reported for the 5 trading days prior to the Date of Issuance or 80% of the average VWAP during the 5 days prior to the date the holder delivers a conversion notice to the Company. During 2014, the holder of the $205,000 note converted $180,000 of the note into 83,705,721 common shares at an average price of $0.0021 per share under the terms of the debenture agreement. The remaining $25,000 balance of the note was paid in cash to retire the note.

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

Effective August 15, 2014, the Company entered into a Securities Settlement Agreement (the “SSA”) with an accredited investor (the “Investor”) to whom the $205,000 Senior Convertible Note was assigned. Pursuant to the SSA, the Investor agreed to extend the maturity of the $205,000 principal owed (the “Debt”) under the Senior Note until August 15, 2015 and the Company agreed, among other things, to (i) pay 10% interest on the Debt; (ii) pay 125% of principal in the event the Company elects to prepay any portion of the Debt; (iii) allow the Investor to convert the Debt, in whole or in part, into shares of the Company’s common stock at a conversion price equal to 58% percent of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for the 15 trading days prior to conversion.

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

10% Convertible Debenture due August 2015

On August 15, 2014, the Company issued and sold to an accredited investor a Convertible Debenture (the “10% Debenture”) in the principal amount of $150,000. The 10% Debenture included a 3% OID. Accordingly, the Company received $145,500 gross proceeds, from which the Company paid legal and fees of $5,000. The 10% Debenture has a maturity date of August 15, 2015 and carries a 10% interest rate. Subject to a 4.99% beneficial ownership limitation, the holder of the 10% Debenture may, at any time, elect to convert all or any portion of the outstanding principal amount of the 10% Debenture into shares of Common Stock at a conversion price equal Sixty Five Percent (65%) of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for 15 trading days prior to conversion.

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

Subsequent Events

Common stock issued for services and liabilities

Subsequent to December 31, 2014, Golden State converted $400 of the 4.75% convertible debenture into 18,727,884 shares of common stock at $0.00002 per share and exercised 114 warrants at $381.50 per share for $43,545 and advanced $10,900 for future exercise of warrants under the terms of the securities purchase agreements.

Subsequent to December 31, 2014, JMJ converted $17,500 of the convertible promissory note into 10,000,000 shares of common stock at $0.002 under the terms of the securities purchase agreements.

Subsequent to December 31, 2014, the holder of the 10% Convertible Promissory Note converted $25,000 of the convertible promissory note into 14,245,014 shares of common stock at $0.002 under the terms of the securities purchase agreements.

Subsequent to December 31, 2014, shares of common stock totaling 15,000,000 were issued for legal services for which the Company recognized $22,500 of expense.

Subsequent to December 31, 2014, shares of common stock totaling 15,017,162 were issued for 2014 consulting services for which the Company reduced accounts payable by $25,000.

Keen Bridge Note

On March 16, 2015 (the “Amendment Date”), the Company entered into a fifth amendment agreement (the “Fifth Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note. Pursuant to the Fifth Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from December 31, 2014 to June 30, 2015 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

2014 Equity Incentive Plan

Shares totaling 6,793,478 were issued from the 2014 EIP during 2015 for services rendered. There are 750,103 shares available for issuance under the 2014 EIP.

2015 Equity Incentive Plan

In February 2015, the Company established the 3DIcon Corporation 2015 Equity Incentive Plan (the "2015 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares.  The shares are included in a registration statement filed February 2015. Shares totaling 23,223,684 were issued from the 2015 EIP during 2015 for legal and consulting services rendered. There are 61,776,316 shares available for issuance under the 2015 EIP.

JMJ March 2015 5% Note

In March 2015, the Company issued and sold a convertible note (the “March 2015 5% Note") in aggregate Principal Sum of $250,000 to JMJ Financial

(“JMJ”). The 5% Note includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid (the “Principal Sum”) to the Company. During 2015, JMJ advanced $30,000 on the 5% Note and earned $3,000 OID. In addition to the OID, the March 2015 5% Note provides for a one-time interest charge of 5% to be applied to the Principal Sum. If the Company repays the 5% Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the March 2015 5% Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of March 2015 5% Note, JMJ may, at its election, convert all or a part of the $250,000 note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The principal of the March 2015 5% Note is due two years from the date of each of the principal amounts advanced.

Typenex Co-Investment, LLC

In March 2015, the Company issued and sold a convertible note (the “5% Promissory Note") in aggregate Principal Sum of $87,500 to Typenex Co-

Investment, LLC, (“Typenex”). The 5% Promissory Note includes a $7,500 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. Accordingly during 2015, the Company received $80,000 gross proceeds from which the Company paid legal and documentation fees of $20,000 and placement agent fees of $6,750. In addition to the OID, the 5% Promissory Note provides for a one-time interest charge of 5% to be applied to the principal of the 5% Promissory Note. If the Company repays the 5% Promissory Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the 5% Promissory Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of 5% Promissory Note, Typenex may, at its election, convert all or a part of the $87,500 principal and interest thereon of the 5% Promissory Note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to the election to convert. The principal of the 5% Promissory Note is due one year from the March 2015 effective date.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes. During the most recent quarter ended December 31, 2014, there has been no change in our internal control over financial reporting(as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Victor F. Keen	73	Chief Executive Officer and Director
Ronald Robinson	69	Chief Financial Officer
John O'Connor	59	Chairman of the Board
Martin Keating	73	Director

Victor F. Keen - Chief Executive Officer and Director

Victor F. Keen, the largest shareholder of 3DIcon, joined the board in November 2007 and became CEO November 1, 2013. Mr. Keen is a graduate of Harvard Law School and Trinity College. Until recently he was the chair of the Tax Practice Group at the international law firm, Duane Morris, LLP. Mr. Keen has become Of Counsel to the firm and devotes the majority of his time to his board memberships as well as real estate investments in New York City. For more than ten years Mr. Keen has served on the board of Research Frontiers (NASDAQ: REFR), a developer of “Smart Glass” through licensees around the world. For the past five years he has also served as the head of the Compensation Committee for Research Frontiers. Recently, Mr. Keen assumed the position of Board Observer for Egenix, Inc., a bioresearch firm focused on developing treatments for several specific cancers. Mr. Keen has been an active investor in a number of companies, both start up and later stage, including: Lending Tree, acquired by IAC Interactive Corp. (NASDAQ:IACI), a company controlled by Barry Diller; Circle Lending, Inc., now part of Richard Branson’s Virgin empire; and Rollover Systems, Inc., a privately held company involved in the matching of individual IRA/pension accounts with appropriate managers.

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

 On November 1, 2013, Mark Willner resigned as Chief Executive Officer of 3DIcon Corporation in order to allow Victor F. Keen to take over in his place as the Company’s Chief Executive Officer.

Mr. Willner’s resignation was not a result of any dispute with the Company. Furthermore, Mr. Willner assumed a strategic consulting role with the Company, focusing his efforts on the commercialization of and business development of the Company’s patented 3D display technology, CSpace®.

Mr. Keen, formerly Co-Chairman of the Company’s Board of Directors, remained a member of the Board while John M. O’Connor, also a former Co-Chairman, was elected as the sole Chairman of the Board. Mr. Keen has been a member of the Board since November 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Except as described below, to our knowledge, during the year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

On January 23, 2014, the Company sold to Victor Keen, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, for a purchase price of $190,000, 190,000 units consisting of: (i) one share of Series A Convertible Preferred Stock and (ii) Warrants to purchase fifty (50) shares of Common Stock. Although Mr. Keen’s purchase of units was disclosed in the Company’s Form 8-K filed on January 28, 2014, the filing of a corresponding Form 4 was inadvertently overlooked. Subsequent to the year end, a Form 5 was filed reporting the transaction.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor	2014	$150,000	$-	$-	$-	$-	$-	$-	$150,000
Keen	2013	$-	$-	$-	$-	$-	$-	$-	$-
CEO*	2012	$-	$-	$-	$50,000	$-	$-	$-	$50,000

Mark	2014	$-	$-	$-	$-	$-	$-	$-	$-
Willner	2013	$162,000	$-	$-	$-	$-	$-	$-	$162,000
Former CEO **	2012	$173,000	$-	$-	$75,360	$-	$-	$-	$248,300

Sidney	2014	$-	$-	$-	$-	$-	$-	$-	$-
Aroesty	2013	$-	$-	$-	$-	$-	$-	$-	$-
Former CEO ***	2012	$-	$-	$-	$50,000	$-	$-	$-	$50,000

Ronald	2014	$72,000	$-	$-	$-	$-	$-	$-	$72,000
Robinson	2013	$66,000	$-	$-	$-	$-	$-	$-	$66,000
CFO *****	2012	$46,444	$-	$-	$-	$-	$-	$-	$46,444

Chris	2014	$-	$-	$-	$-	$-	$-	$-	$-
Dunstan	2013	$5,000	$-	$-	$-	$-	$-	$-	$5,000
Former CFO ****	2012	$58,500	$-	$2,500	$-	$-	$-	$-	$61,000

Martin Keating	2014	$-	$5,000	$-	$-	$-	$-	$-	$5,000
Director &	2013	$-	$-	$-	$-	$-	$-	$-	$-
Former CEO	2012	$-	$-	$-	$50,000	$-	$-	$-	$50,000

Hakki Refai	2014	$144,000	$-	$-	$-	$-	$-	$-	$144,000
	2013	$144,000	$-	$-	$-	$-	$-	$-	$144,000
	2012	$172,000	$-	$-	$-	$-	$-	$-	$172,000

*	Victor Keen was appointed CEO November 1, 2013 and waived any compensation for 2013.

**	Mark Willner was the Company’s Chief Executive Officer from March 19, 2012 to November 1, 2013. See the “Employment Agreement” section for a discussion of Mr. Willner’s compensation arrangement.

***	Sidney Aroesty was Chief Executive Officer from June 13, 2011 to March 19, 2012.

****	On January 28, 2013, the Company decided not to renew its agreement with Christopher T. Dunstan pursuant to which Mr. Dunstan served as the Company’s Interim Chief Financial Officer.

*****	Ronald Robinson was appointed CFO of the Company effective January 28, 2013. Accordingly, Mr. Robinson’s above listed compensation was received in his capacity as a consultant in 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Victor Keen, CEO	11,078,538	-		$0.01 to 0.234	2018-2022
Mark Willner, former CEO	228,572	-	-	$0.35	2017	-	-	-	-

Director Compensation 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-	-	$-	-	-	-	$-
Martin Keating	$-	-	$-	-	-	-	$-
John O'Connor	$-	-	$-	-	-	-	$-
Sidney Aroesty	$-	-	$-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 27, 2015 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

	Number of Shares Beneficially		Percentage
Name of Beneficial Owner (1)	Owned	Class of Stock	Outstanding (2)
Victor F. Keen, CEO, Director(3)	54,598,690	Common	8.22%

Ronald Robinson , CFO(4)	400,792	Common	* %

Martin Keating , Director(5)	2,635,524	Common	* %

John O'Connor, Director (6)	2,968,888	Common	* %

All directors and executive officers as a group (4 persons)	60,603,894	Common	9.09%

Golden State Investors, Inc.	6,492,071	Common	1.06%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o 3DIcon Corporation, 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136.
(2)	Applicable percentage ownership is based on 612,664,741 shares of common stock outstanding as of March 27, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage.
(3)	Represents 3,020,152 shares owned by Mr. Keen and (i) 11,078,538 shares of common stock issuable upon exercise of vested options to purchase 11,078,538 shares of common stock at a weighted average of $0.09 per share; (ii) 1,500,000 shares of common stock issuable upon conversion of a $15,000 Convertible Note; (iii) 19,000,000 shares of common stock issuable upon conversion of a 265,000 shares of Series A convertible Preferred stock; and (iv) 20,000,000 common stock issuable upon conversion of a $60,000 convertible Note assuming a $0.003 conversion price. Does not include shares of common stock issuable upon exercise of warrants to purchase 13,250,000 shares of common stock, which warrant contains a 4.99% conversion limitation and which warrant was issued in connection with Mr. Keen’s purchase of 265,000 shares of Series A Convertible Preferred Stock. Victor Keen is our Chief Executive Officer and Director.
(4)	Represents 356,732 shares owned jointly with Mr. Robinson’s wife, Gayle A. Robinson, 999 shares in Mr. Robinson’s IRA, and 43,061 shares owned by Robinson, Freeman, PC, a corporation of which Mr. Robinson owns a 50% interest. Ronald Robinson is our Chief Financial Officer.
(5)	Represents (i) 1,942,499 shares of common stock owned by Mr. Keating, (ii) 286,453 options and (iii) 406,572 shares of common stock owned by Mr. Keating's wife, Judy Keating.
(6)	Represents (i) 3,143 shares of common stock owned by Mr. O'Connor and (ii) 2,857 shares of common stock owned by the John M. and Lucia D. O'Connor Revocable Living Trust over which Mr. O'Connor has voting and investment control and, (iii) 619,205 shares owned by Newton O’Connor & Ketchum (“NOTK”), a corporation of which Mr. O’Conner is partial owner; (iv) 1,144,710 shares of common stock issuable upon conversion of a $29,007 Convertible Note owned by NOTK; and (v) 1,198,973 options and warrants owned by Mr. O'Connor or NOTK.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013 were $68,700 and $66,262, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2014 and 2013 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2014 and 2013 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2014 and 2013 were $0 and $0, respectively.

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

 PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (20)

4.1	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.2	Form of Convertible Bridge Note (8)

4.3	Form of Convertible Debenture dated June 25, 2013 (18)

4.4	Senior Convertible Note dated October 1, 2013 (19)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 21, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: March 31, 2015	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Martin Keating	Director	March 31, 2015
Martin Keating

By:	/s/ John O'Connor	Director	March 31, 2015
John O'Connor

By:	/s/ Victor F. Keen	Director	March 31, 2015
Victor F. Keen

3DIcon CORPORATION

 December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

3DIcon Corporation

We have audited the accompanying balance sheets of 3DIcon Corporation (the Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 31, 2015

3DIcon CORPORATION

BALANCE SHEETS

December 31, 2014 and December 31, 2013

	2014	2013
Assets
Current assets:
Cash	$34,485	$70,769
Prepaid expenses	17,149	13,919
Total current assets	51,634	84,688

Deferred debt costs, net	3,125	25,455
Deposits-other	2,315	2,315
Total Assets	$57,074	$112,458

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$405,791	$612,744
Warrant exercise advances	21,591	185,671
Accounts payable	384,639	140,410
Accrued salaries	158,102	1,713
Accrued interest on debentures	36,777	22,751
Total current liabilities	1,006,900	963,289

Total Liabilities	1,006,900	963,289

Common stock subject to put rights and call right, 1,685,714 shares	-	485,649

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 355,000 and 195,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	71	39
Common stock $0.0002 par, 1,500,000,000 shares authorized; 539,674,567 and 248,191,444 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	107,935	49,638
Additional paid-in capital	20,200,743	18,618,714
Accumulated deficit	(21,258,575)	(20,004,871)
Total Stockholders' Deficiency	(949,826)	(1,336,480)
Total Liabilities and Stockholders' Deficiency	$57,074	$112,458

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF OPERATIONS

 Years ended December 31, 2014 and 2013

	2014	2013
Income:
Sales	$15,000	$4,500
Grant income	70,748	43,896

Total income	85,748	48,396

Expenses:
Research and development	198,550	372,984
General and administrative	1,065,167	1,077,106
Interest	75,735	80,355

Total expenses	1,339,452	1,530,445

Net loss	$(1,253,704)	$(1,482,049)

Loss per share:
Basic and diluted	$(0.003)	$(0.014)

Weighted average shares outstanding, Basic and diluted	394,420,243	105,435,660

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2012	-	-	45,934,839	9,187	17,044,786	(18,522,822)	(1,468,849)
Warrants and options exercised	-	-	1,103	1	420,739	-	420,740
Debentures converted	-	-	175,264,242	35,053	533,775	-	568,828
Stock issued for services	-	-	25,892,479	5,178	290,172	-	295,350
Stock issued for liabilities	-	-	1,098,751	219	31,281	-	31,500
Preferred stock and options issued for cash	195,000	39	-	-	267,961	-	268,000
Warrants issued to purchase common stock	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(1,482,049)	(1,482,049)
Balance December 31, 2013	195,000	39	248,191,414	49,638	18,618,714	(20,004,871)	(1,336,480)
Warrants and options exercised	-	-	1,347	1	513,389	-	513,390
Debentures converted	-	-	245,458,693	49,092	287,460	-	336,552
Stock issued for services	-	-	28,205,571	5,641	102,859	-	108,500
Stock issued for liabilities	-	-	13,131,828	2,626	3,641	-	6,267
Preferred stock and options issued for cash	190,000	38	-	-	155,036	-	155,074
Preferred stock converted to common shares	(30,000)	(6)	3,000,000	600	(594)	-	-
Warrants issued to purchase common stock	-	-	-	-	34,926	-	34,926
Shares subject to expired put calls restored	-	-	1,685,714	337	485,312	-	485,649
Net loss for the year	-	-	-	-	-	(1,253,704)	(1,253,704)
Balance December 31, 2014	355,000	$71	539,674,567	$107,935	$20,200,743	$(21,258,575)	$(949,826)

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities
Net loss	$(1,253,704)	$(1,482,049)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	108,500	295,350
Amortization of debt issuance costs	77,109	61,434
Depreciation	-	4,280

Change in:
Accounts receivable	-	13,028
Prepaid expenses and other assets	(3,230)	(1,309)
Accounts payable and accrued liabilities	420,911	46,327

Net cash used in operating activities	(650,414)	(1,062,939)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	539,310	969,810
Proceeds from issuance of debentures, notes and options	215,500	283,068
Cash paid on debentures	(140,680)	(120,520)

Net cash provided by financing activities	614,130	1,132,358

Net change in cash	(36,284)	69,419
Cash, beginning of period	70,769	1,350

Cash, end of period	$34,485	$70,769

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$336,552	$568,828
Cash paid for interest	$11,928	$21,145
Stock issued to satisfy payables	$6,267	$31,500
Debenture issued to satisfy payable	$-	$197,631

See notes to financial statements

3DIcon CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Organization

3DIcon Corporation (the "Company") was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001, and the financial information presented is from that date through the current period. The Company accounted for this transition as reorganization and accordingly, restated its capital accounts as of January 1, 2001. From January 1, 2001, the Company's primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

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

The Company has realized a cumulative net loss of $21,258,575 for the period from inception (January 1, 2001) to December 31, 2014, and a net loss of $1,253,704 and $1,482,049 for the years ended December 31, 2014 and 2013, respectively.

The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned technologies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $34,485, grants and investor funding.  Under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2015 as a result of a maturity extension agreement received by the Company in March 2015, beginning in November 2007, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon the current stock price, the issued and outstanding shares as of December 31, 2014 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding from Golden State as a result of warrant exercises. Due to the Beneficial Ownership Limitations, the Company received $349,310 in advances from Golden State during the year ended December 31, 2014. Such advances are recorded within warrant exercise advances on the balance sheet when received.

On July 2, 2013, the Company was awarded a $300,000 grant in the 2013 Oklahoma Applied Research Support competition sponsored by the Oklahoma Center for the Advancement of Science and Technology (“OCAST”). The money is being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.  (see Note 5)

As part of the Company’s federal funding strategy the Company intends to effectively compete by forming interdisciplinary teams with potential strategic partners (large and small), academic and commercial laboratories, and systems integrators providing integrated data visualization solutions. The first of these partnerships was reached in March 2014 when the Company signed a Joint Development Agreement with Schott Defense, a federally focused subsidiary of Schott North America.

Additionally, the Company is continuing to pursue financing through private offering of debt or common stock.

Note 2 – Summary of Significant Accounting Policies

Research and development

Research and development costs, including payments made to the University pursuant to the SRA, are expensed as incurred (see Note 4).

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

Net loss per common share

The Company computes net loss per share in accordance with ASC No. 260, Earnings Per Share. Under the provisions of this standard, basic net loss per common share is based on the weighted-average outstanding common shares. Diluted net loss per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures. Due to the Company's losses, such potentially dilutive securities are anti-dilutive for all periods presented. The weighted average number of potentially dilutive shares is 42,819,990 and 33,321,337 for the years ended December 31, 2014 and 2013, respectively.

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

Note 3 – Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we adopted the standard as of July 1, 2014. Subsequent to the adoption of ASU 2014-10, the Company no longer presents inception-to-date information in the statements of operations, cash flows, and stockholders’ equity.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

Note 4 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

Since April 20, 2002, the Company has entered into a number of SRAs with the University of Oklahoma (“OU”) as follows:

Phase I: “Pilot Study to Investigate Digital Holography”, April 20, 2004. The Company paid the University $14,116.

Phase II: “Investigation of 3-Dimensional Display Technologies”, April 15, 2005, as amended. The Company paid the University $528,843.

Phase III: “3-Dimensional Display Development”. The Company made partial payment to the University by issuing 121,849 shares with a market price of $290,000 on October 14, 2008 and final payment on December 1, 2010 in the amount of $525,481 of which $40,481 was in cash and 1,685,714 shares of Company stock (the “Shares”). The Shares were subject to the University ‘put’ right and a 3Dicon ‘call’ right.

The University “Put” Rights on the Shares

First “put” period: December 1, 2012 to November 30, 2013. If the Shares (held plus previously sold) are valued at less than $100,000 then the University can “put” one-tenth of the Shares for $50,000 plus accrued interest retro-active to December 1, 2012 less the value of sold shares. The University currently holds 1,807,563 shares with a market value of less than $100,000. Under the terms of put rights, the put rights could be exercised by the University and the Company would be obligated to pay the University $50,000.

Second “put” period: December 1, 2013 to November 30, 2014. If the Shares (held & previously sold) are valued at less than $970,000 than the University can “put” the remaining Shares for $485,000 plus accrued interest retro-active to December 1, 2012 less the value of shares previously sold or redeemed during the first “put”.

The “put” periods expired without the University taking any action. The shares have therefore been restored to the equity section of the Balance Sheet as of December 31, 2014 as the shares are no longer subject to the put and call options.

3DIcon “Call” rights on the Shares

Commencing December 1, 2012, the Company shall have the right to “call” the Shares for an amount equal to $970,000 less the amount (if any) of prior shares by the University including amounts “put” to 3DIcon.

The Company has presented the shares outside of deficit in the mezzanine section of the balance sheets through November 30, 2014 as the Agreement includes put rights, which are not solely within the control of the Company.

The Agreement also amended the existing agreements between the Company and the University such that all intellectual property, including all inventions and or discoveries, patentable or un-patentable, developed before July 28, 2008 by the University under the SRA is owned by OU. All intellectual property, including all inventions and/or discoveries, patentable or un-patentable, developed jointly by the Company and the University at any time is jointly owned by the Company and OU. Finally, all intellectual property developed by the Company after July 28, 2008, including all inventions and or discoveries, patentable or un-patentable, is owned by the Company.

Note 5 – OCAST Grant

In July 2013, the Company was awarded a two year grant from OCAST. This is the second $300,000 grant received from OCAST. The first grant was completed in August 2012. This matching grant is for a total of $300,000 and commenced September 1, 2013.  The Company earned $70,748 and $43,896 from the grant during the years ended December 31, 2014 and 2013, respectively. The funds are being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

Note 6 – Consulting Agreements

Concordia Financial Group

The Company entered into a one-year Independent Consulting Agreement with Concordia Financial Group (“Concordia”) effective November 1, 2007, and month-to-month thereafter. Under the terms of the agreement Concordia will serve as liaison to Golden State Investors, Inc. and provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assists in presentations related to the above services. Concordia is paid a monthly fee of $15,750. Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia's monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month. Market is defined as the five day average of closing prices immediately preceding the last business day of the calendar month in which the invoiced services were rendered. The monthly fee was reduced to $15,000 monthly effective June 1, 2013 under the revised terms of the agreement.  Effective March 1, 2014 the agreement was revised again to reduce the monthly fee to $12,500 monthly. The Company incurred consulting fees of $155,000 and $183,750, respectively for services from Concordia during each of the periods ended December 31, 2014 and 2013, under the terms of the agreement.

Bayside Materials Technology

The Company entered into a Consulting Agreement with Bayside Material Technology (“Bayside”) effective November 1, 2013. Under the terms of the agreement Bayside will provide consulting services in the area of Federal Business Development. Bayside is paid an hourly fee of $176 for each hour of consulting time through the period ending November 11, 2014. The Company incurred consulting fees of $90,244 and -0- for the years ending December 31, 2014 and December 31, 2013 respectively.

Note 7 – Debentures and Notes Payable

Debentures payable consist of the following:

	December 31,	December 31,
	2014	2013
Senior Convertible Debentures:
10% Convertible debentures to Directors due June 2015	$30,000	$30,000
10% Convertible debenture due June 2015	29,007	29,007
4.75% Convertible debenture due December 2014	65,095	69,805
5.0% Convertible notes due 2014 (net of $498 and $19,115 OID)	74,502	123,590
10% Convertible bridge notes due August 2015 (net of $2,813 OID)	147,187	-
15% Convertible bridge notes due 2014 (net of $23,500 OID)	-	181,500
Settlement Agreement 3(a)(10)	-	118,842
10% Convertible bridge note to Director due December 2014	60,000	60,000
Total Debentures Payable	$405,791	$612,744

10% Convertible Debentures to Directors due December 31, 2014 and subsequently extended to June 30, 2015

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and subsequently extended to June 30, 2015. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

 10% Convertible Debenture due Newton, O'Connor, Turner & Ketchum, due December 31, 2014 and subsequently extended to June 30, 2015

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to June 30, 2014 and subsequently extended to June 30, 2015.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2014

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due in December 31, 2014, (see Note 12) and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2013, Golden State converted $3,860 of the $100,000 debenture into 37,651,544 shares of common stock, exercised warrants to purchase 1,103 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $671,810 against future exercises of warrants of which $420,740 was applied to the exercise of warrants leaving $185,671 of unapplied advances at December 31, 2013. During 2014, Golden State converted $4,710 of the $100,000 debenture into 98,093,643 shares of common stock, exercised warrants to purchase 1,347 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $349,310 against future exercises of warrants of which $513,390 was applied to the exercise of warrants leaving $21,591 of unapplied advances at December 31, 2014.

The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i)$140 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average pre-split price is below $0.70, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. During 2014, JMJ advanced an additional $75,000 on the 5% Notes and earned $5,975 OID and accrued interest.  During 2014, JMJ converted $148,680 of the 5% Notes into 47,848,529 shares of common stock at an average of $0.003 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

10% Convertible Bridge Notes

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

On December 21, 2012, the Company entered into an amendment agreement (the “GCASIF Amendment”) with GCASIF, the holder of that certain Convertible Bridge Note (the “GCA Bridge Note”) in the principal amount of $300,000.  Pursuant to the GCASIF Amendment, GCASIF agreed to extend the maturity of the GCA Bridge Note from November 22, 2012 to March 21, 2013 and the Company agreed to (i) increase the principal amount of the GCA Bridge Note from $300,000 to $325,000; (ii) amend the conversion price of the GCA Bridge Note to the lesser of $0.04, or 100% of the VWAP, as reported by Bloomberg, L.P., for the 5 trading days prior to the effective date of the Registration Statement; and (iii) grant additional registration rights to GCASIF from 5,172,414 shares to 8,000,000 shares of the Company’s common stock into which the GCA Bridge Note may be convertible. Furthermore, GCASIF agreed to waive any and all defaults, default interest and the Liquidated Damages due to GCASIF. In connection with the GCASIF Amendment, the Company agreed to pay GCASIF a fee of $20,000. GCASIF agreed to waive any defaults resulting from the non-payment of the GCA Bridge Note, so long as, GCASIF is paid in full by April 15, 2013 or GCASIF elects to convert the GCA Bridge Note into shares of the Company’s common stock on or before April 15, 2013. In April 2013, the GCA Bridge Note was assigned to a successor in interest and the Company executed an amendment to the GCA Bridge Note in order to extend the maturity until July 22, 2014 and reduce the conversion price to the greater of (x) the par value of the Common Stock, or (y) 60% of the lowest closing bid price, as reported by Bloomberg, L.P., for the 10 trading days prior to the date the conversion of all or part of its principal and interest are requested. During 2013, GCASIF converted $204,480 of the note into 48,811,800 shares of common stock at an average of $0.0042 per share based on the formula in the note.  The $120,520 remaining balance on the note was paid in cash in December 2013.

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

On July 30, 2013 (the “Amendment Date”), the Company entered into a second amendment agreement (the “Second Keen Amendment”) with Mr. Keen to amend the Keen Bridge note.

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

(see Note 12)

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

The Senior Note matured on July 1, 2014 and does not carry interest. However, in the event the Senior Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. At any time subsequent to six months following the Date of Issuance, the Senior Note holder may elect to convert all or any portion of the outstanding principal amount of the Senior Note into shares of Common Stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to the Date of Issuance or 80% of the average VWAP during the 5 days prior to the date the holder delivers a conversion notice to the Company. During 2014, the holder of the $205,000 note converted $180,000 of the note into 83,705,721 common shares at an average price of $0.002 per share under the terms of the debenture agreement. The remaining $25,000 balance of the note was paid in cash to retire the note.

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

The Senior Note and October 2013 Warrant were offered and sold to an accredited investor on October 1, 2013 in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933.

Effective August 15, 2014, the Company entered into a Securities Settlement Agreement (the “SSA”) with an accredited investor (the “Investor”) to whom the $205,000 Senior Convertible Note was assigned. Pursuant to the SSA, the Investor agreed to extend the maturity of the $205,000 principal owed (the “Debt”) under the Senior Note until August 15, 2015 and the Company agreed, among other things, to (i) pay 10% interest on the Debt; (ii) pay 125% of principal in the event the Company elects to prepay any portion of the Debt; (iii) allow the Investor to convert the Debt, in whole or in part, into shares of the Company’s common stock at a conversion price equal to 58% percent of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for the 15 trading days prior to conversion.

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

Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company issued 650,000 shares of Common Stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $197,631 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC minus $0.002.  During 2013, IBC converted $78,789 of the note into 53,720,000 shares of common stock at an average of $0.002 per share based on the formula in the note.

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

Note 8 – Common Stock and Paid-In Capital

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

Warrants issued

As of December 31, 2014, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on September 30, 2016 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015.  Golden State has warrants outstanding to purchase 18,595 shares of common stock at a price of $381.50 per share which expired December 31, 2014 (See Note 12). Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019.  Additionally from the preferred stock issuance, there are 9,750,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017 and 9,500,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the years ending December 31, 2014 and 2013, shares of common stock totaling 28,205,571 and 25,892,479, respectively were issued for consulting services for which the Company recognized $108,500 and $295,350 of expense, respectively. Additionally, during the years ending December 31, 2014 and 2013, shares totaling 13,131,828 and 1,098,751, respectively were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $6,267 and $31,500, respectively.

Employment Agreement - On March 13, 2012, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer, effective immediately. Under the terms of the Employment Agreement, Mr. Willner was entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase 57,143 shares at a price equal to the average price of the five day period prior to March 19, 2012 which was $0.35 (the “Strike Price”). Furthermore, since Mr. Willner remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571.5 shares at the Strike Price. In addition, since the Company achieved certain quarterly business objectives, Mr. Willner received, at the end of each such quarterly period, a further grant of stock options to purchase 28,571.5 shares at the Strike Price. The estimated fair value of each of the 57,143 block of options, valued at $18,840, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience. On November 1, 2013, Mark Willner resigned as Chief Executive Officer.

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

 On January 23, 2014, the Company sold to Victor Keen, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, 190,000 Units for a purchase price of $190,000, as part of the Private Placement (as defined therein) disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2013. Pursuant to such Private Placement, the Company has received aggregate proceeds equal to $385,000. Such Private Placement is now closed.

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

The following summary reflects warrant and option activity for the year ending December 31, 2014:

	Attached	Golden State
	Warrants	Warrants	Options

Outstanding December 31, 2013	10,271,122	19,942	23,030,274
Granted/purchased	9,500,000	-	-
Exercised	-	(1,347)	-
Cancelled	-	-	-

Outstanding December 31, 2014	19,771,122	18,595	23,030,274

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

Note 9 – Incentive Stock Plan

In June 2013, the Company established the 3DIcon Corporation 2013 Equity Incentive Plan (the "2013 EIP"). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2013 EIP shall not exceed twenty million (20,000,000) shares.  The shares are included in a registration statement filed June 10, 2013. Shares totaling 20,000,000 were issued from the 2013 EIP during 2013 for services rendered. As of December 31, 2014 there are -0- shares available for issuance under the 2013 EIP.

In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. Shares totaling 42,456,419 were issued from the 2014 EIP during 2014 for services rendered. As of December 31, 2014, there were 7,543,581 shares available for issuance under the 2014 EIP. (see Note 12)

Note 10 – Office Lease

The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. The Lease Agreement commenced on June 1, 2008 and expired June 1, 2011. On March 8, 2011 the Lease Agreement was amended (amendment 1) to extend the expiration date to May 31, 2012.  On July 24, 2012 the Lease Agreement was amended (amendment 2) to extend the expiration date to July 31, 2015.   The minimum future lease payment to be paid under the remaining 2015 term is $13,000 under the three-year non-cancellable amended operating lease for office space.

Note 11 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the years ending December 31, 2014 and December 31, 2013, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $3,360 and $23,137, respectively.

Note 12 – Subsequent Events

Common stock issued for services and liabilities

Subsequent to December 31, 2014, Golden State converted $400 of the 4.75% convertible debenture into 18,727,884 shares of common stock at $0.00002 per share and exercised 114 warrants at $381.50 per share for $43,545 and advanced $10,900 for future exercise of warrants under the terms of the securities purchase agreements. Additionally, Golden Gate extended the debenture due date to December 31, 2016.

Subsequent to December 31, 2014, JMJ converted $17,500 of the convertible promissory note into 10,000,000 shares of common stock at $0.002 under the terms of the securities purchase agreements.

Subsequent to December 31, 2014, the holder of the 10% Convertible Promissory Note converted $25,000 of the convertible promissory note into 14,245,014 shares of common stock at $0.002 under the terms of the securities purchase agreements.

Subsequent to December 31, 2014, shares of common stock totaling 15,000,000 were issued for legal services for which the Company recognized $22,500 of expense.

Subsequent to December 31, 2014, shares of common stock totaling 15,017,162 were issued for 2014 consulting services for which the Company reduced accounts payable by $25,000.

Keen Bridge Note

On March 16, 2015 (the “Amendment Date”), the Company entered into a fifth amendment agreement (the “Fifth Keen Amendment”) with Victor Keen, a Director on the Board of Directors of the Company, to amend the Keen Bridge note. Pursuant to the Fifth Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from December 31, 2014 to June 30, 2015 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

Incentive Stock Plan

Shares totaling 6,793,478 were issued from the 2014 EIP during 2015 for prior services rendered for which the Company reduced accounts payable by $12,500. There are 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the Company established the 3DIcon Corporation 2015 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March, 2015. Shares totaling 23,223,684 were issued from the 2015 EIP during 2015 for $35,000 of legal and consulting services rendered. There are 61,776,316 shares available for issuance under the 2015 EIP.

JMJ March 2015 5% Note

In March 2015, the Company issued and sold a convertible note (the “March 2015 5% Note") in aggregate Principal Sum of $250,000 to JMJ Financial (“JMJ”).  The 5% Note includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid (the “Principal Sum”) to the Company. During 2015, JMJ advanced $30,000 on the 5% Note and earned $3,000 OID. In addition to the OID, the March 2015 5% Note provides for a one-time interest charge of 5% to be applied to the Principal Sum. If the Company repays the 5% Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the March 2015 5% Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of March 2015 5% Note, JMJ may, at its election, convert all or a part of the $250,000 note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The principal of the March 2015 5% Note is due two years from the date of each of the principal amounts advanced.

Typenex Co-Investment, LLC

In March 2015, the Company issued and sold a convertible note (the “5% Promissory Note") in aggregate Principal Sum of $87,500 to Typenex Co-Investment, LLC, (“Typenex”).  The 5% Promissory Note includes a $7,500 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. Accordingly during 2015, the Company received $80,000 gross proceeds from which the Company paid legal and documentation fees of $20,000 and placement agent fees of $6,750. In addition to the OID, the 5% Promissory Note provides for a one-time interest charge of 5% to be applied to the principal of the 5% Promissory Note. If the Company repays the 5% Promissory Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the 5% Promissory Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of 5% Promissory Note, Typenex may, at its election, convert all or a part of the $87,500 principal and interest thereon of the 5% Promissory Note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to the election to convert. The principal of the 5% Promissory Note is due one year from the March 2015 effective date.

