Form 10-Q
period 2015-03-31
3DICON CORP
filed 2015-05-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015, the issuer had 811,418,715 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION

BALANCE SHEETS

March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash	$2,747	$34,485
Accounts receivable	5,122	-
Prepaid expenses	9,875	17,149
Total current assets	17,744	51,634

Deferred debt costs, net	12,291	3,125
Deposits-other	2,315	2,315
Total Assets	$32,350	$57,074

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$402,757	$405,791
Warrant exercise advances	10,746	21,591
Accounts payable	417,390	384,639
Accrued salaries	194,840	158,102
Accrued interest on debentures	48,454	36,777
Total current liabilities	1,074,187	1,006,900

Total Liabilities	1,074,187	1,006,900

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 355,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	71	71
Common stock $0.0002 par, 1,500,000,000 shares authorized; 683,131,276 and 539,674,567 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	136,626	107,935
Additional paid-in capital	20,385,298	20,200,743
Accumulated deficit	(21,563,832)	(21,258,575)
Total Stockholders' Deficiency	(1,041,837)	(949,826)
Total Liabilities and Stockholders' Deficiency	$32,350	$57,074

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

(unaudited)

	2015	2014
Income:
Sales	$-	$10,000
Grant income	5,122	28,748

Total income	5,122	38,748

Expenses:
Research and development	42,909	60,336
General and administrative	258,846	378,109
Interest	8,624	22,807

Total expenses	310,379	461,252

Net loss	$(305,257)	$(422,504)

Loss per share:
Basic and diluted	$(0.001)	$(0.001)

Weighted average shares outstanding, basic and diluted	577,648,385	286,990,688

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Three Months Ended March 31, 2015

(unaudited)

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2014	355,000	$71	539,674,567	$107,935	$20,200,743	$(21,258,575)	$(949,826)
Warrants and options exercised	-	-	114	-	43,546	-	43,546
Debentures converted	-	-	106,086,492	21,217	88,483	-	109,700
Stock issued for services	-	-	15,000,000	3,000	19,500	-	22,500
Stock issued for liabilities	-	-	22,370,103	4,474	33,026	-	37,500
Net loss for the period	-	-	-	-	-	(305,257)	(305,257)
Balance March 31, 2015	355,000	$71	683,131,276	$136,626	$20,385,298	$(21,563,832)	$(1,041,837)

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

(unaudited)

	2015	2014
Cash Flows from Operating Activities
Net loss	$(305,257)	$(422,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	22,500	45,000
Amortization of debt issuance costs	(1,499)	33,588
Change in:
Accounts receivable	(5,122)	-
Prepaid expenses and other assets	7,274	(8,997)
Accounts payable and accrued liabilities	118,666	134,405

Net cash used in operating activities	(163,438)	(218,508)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	32,700	247,865
Proceeds from issuance of debentures, notes and options	99,000	25,000
Cash paid on debentures	-	(115,680)

Net cash provided by financing activities	131,700	157,185

Net change in cash	(31,738)	(61,323)
Cash, beginning of period	34,485	70,769

Cash, end of period	$2,747	$9,446

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$109,701	$45,700
Cash paid for interest	$283	$397
Stock issued to satisfy payables	$37,500	$15,000

See notes to financial statements

3DIcon CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2015, and the statements of its operations for the three months ended March 31, 2015 and March 31, 2014, and cash flows for the three month periods ended March 31, 2015 and 2014. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

 In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

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

The Company has realized a cumulative net loss of $21,563,832 for the period from inception (January 1, 2001) to March 31, 2015, and a net loss of $305,257 and $422,504 for the three months ended March 31, 2015 and 2014, respectively.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $2,747 grants and investor funding with new debentures.  Additionally, under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2016, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  The warrants are exercisable at $381.50 per share.  The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”).  The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock.  Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month.  Based upon the current stock price, the issued and outstanding shares as of March 31, 2015 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. However, due to the Beneficial Ownership Limitations, the Company only received $32,700 in advances from Golden State during the three-month period ended March 31, 2015. Such advances are recorded within warrant exercise advances on the balance sheets when received.

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

The “put” periods expired without OU taking any action. The shares have therefore been restored to the equity section of the Balance Sheet as of December 31, 2014 as the shares are no longer subject to the put and call options.

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

Note 3 – OCAST Grant

In July 2013, the Company was awarded a two year grant from OCAST. This is the second $300,000 grant received from OCAST. The first grant was completed in August 2012. This matching grant is for a total of $300,000 and commenced September 1, 2013.  The Company received $5,122 in funding during the three-month period ended March 31, 2015. The funds are being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

Note 4 – Debentures and Notes Payable

	March 31	December 31,
	2015	2014
Senior convertible Debentures
10% Convertible debenture to directors’ due June 2015	$30,000	$30,000
10% Convertible debenture due June 2015	29,007	29,007
4.75% Convertible debenture due December 2016	64,695	65,095
5% Convertible note due 2015	34,493	74,502
10% Convertible bridge notes due August 2015 (net of $1,687 and $2,813 OID)	73,312	147,187
10% Convertible bridge note to director due June 2015	60,000	60,000
5% Convertible note due March 2017	30,000	-
5% Promissory note due March 2016 (net of $6,250 OID)	81,250	-
Total Debentures Payable	$402,757	$405,791

10% Convertible Debentures to Directors due June 30, 2015

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

10% Convertible Debenture due Newton, O'Connor, Turner & Ketchum, due June 30, 2015

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to June 30, 2015.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2016

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.  During 2015, Golden State converted $400 of the $100,000 debenture into 18,727,884 shares of common stock, exercised warrants to purchase 114 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $32,700 against future exercises of warrants of which $43,545 was applied to the exercise of warrants leaving $10,746 of unapplied advances at March 31, 2015. The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i)$140 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average pre-split price is below $0.70, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2015, JMJ earned $13,504 OID and accrued interest.  During 2015, JMJ converted $48,384 of the 5% Notes into 25,000,000 shares of common stock at an average of $0.002 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

10% Convertible Debenture due August 2015

On August 15, 2014, the Company issued and sold to an accredited investor a Convertible Debenture (the “10% Debenture”) in the principal amount of $150,000. The 10% Debenture included a 3% original issue discount. Accordingly, the Company received $145,500 gross proceeds, from which the Company paid legal and fees of $5,000. During 2015, the holder of the 10% Debenture, converted $75,000 of the 10% Debenture into 62,358,608 shares of common stock at an average of $0.0001 per share based on the formula in the 5% Notes. The 10% Debenture has a maturity date of August 15, 2015 and carries a 10% interest rate. Subject to a 4.99% beneficial ownership limitation, the holder of the 10% Debenture may, at any time, elect to convert all or any portion of the outstanding principal amount of the 10% Debenture into shares of Common Stock at a conversion price equal Sixty Five Percent (65%) of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for 15 trading days prior to conversion.

10% Convertible Bridge Note

On September 11, 2012, the Company issued and sold a Convertible Bridge Note (the “Bridge Note”) in the principal amount of $60,000 to Victor Keen, a director of the Company.  The sale of the Bridge Note included a $10,000 original issue discount. Accordingly, the Company received $50,000 gross proceeds. The Bridge Note matured in 90 days from the date of issuance and, other than the original issue discount, the Bridge Note does not carry interest. However, in the event the Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Note, the holder of the Bridge Note may elect to convert all or any portion of the outstanding principal amount of the Bridge Note into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of common stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Note, (b) the maturity date of the Bridge Note, or (c) the first closing date of the securities sold pursuant an effective registration statement. On March 16, 2015, the Company entered into a Fifth Amendment agreement (the “Fifth Keen Amendment”) with Victor Keen, to amend the Keen Bridge note. Pursuant to the Fifth Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from December 31, 2014 to June 30, 2015 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

JMJ March 2015 5% Note

In March 2015, the Company issued and sold a convertible note (the “March 2015 5% Note") in aggregate Principal Sum of $250,000 to JMJ.  The 5% Note includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid (the “Principal Sum”) to the Company. During 2015, JMJ advanced $30,000 on the 5% Note. In addition to the OID, the March 2015 5% Note provides for a one-time interest charge of 5% to be applied to the Principal Sum. If the Company repays the 5% Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the March 2015 5% Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of March 2015 5% Note, JMJ may, at its election, convert all or a part of the $250,000 note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The principal of the March 2015 5% Note is due two years from the date of each of the principal amounts advanced.

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

Note 5 – Common Stock and Paid-In Capital

Downgraded from the OTCQB to the OTC Pink

On September 2, 2014, the Company received notification from OTC Markets that because the Company’s common stock, which trades under the symbol TDCP, has not had a minimum closing bid price of $.01 during the last thirty days; it has been downgraded from the OTCQB to the OTC Pink, effective September 3, 2014. On March 26, 2014, OTC Markets had announced a series of rule changes to take place between May 1, 2014 and April 1, 2015. These rules set forth new qualifications and fees for quotation of securities on the various tiers of OTC Markets. One of such changes requires that a company’s stock have a minimum closing bid price of $.01 for at least one day in any consecutive thirty day period to continue being quoted on the OTCQB.

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

Warrants Issued

 As of March 31, 2015, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on September 30, 2016 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on June 1, 2015.  Golden State has warrants outstanding to purchase 18,595 shares of common stock at a price of $381.50 per share which expires December 31, 2016. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019.  Additionally from the preferred stock issuance, there are 9,750,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017 and 9,500,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the three-month period ended March 31, 2015, shares of common stock totaling 15,000,000 were issued for consulting services for which the Company recognized $22,500 of expense.  Additionally, during the period ending March 31, 2015, shares totaling 22,370,103 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $37,500.

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

The following summary reflects warrant and option activity for the three-month period ended March 31, 2015:

	Attached	Golden State
	Warrants	Warrants	Options

Outstanding December 31, 2014	19,771,122	18,595	23,030,274
Granted/purchased	9,500,000	-	-
Exercised	-	(114)	-
Cancelled	-	-	-
Outstanding March 31, 2015	19,771,122	18,481	23,030,274

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

 Note 6 – Incentive Stock Plan

 In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. Shares totaling 6,793,478 were issued from the 2014 EIP during 2015 for services rendered. As of March 31, 2015, there were 750,103 shares available for issuance under the 2014 EIP.

 In March 2015, the Company established the 3DIcon Corporation 2015 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March, 2015. Shares totaling 40,119,185 were issued from the 2015 EIP during 2015 for legal and consulting services rendered. There are 44,880,815 shares available for issuance under the 2015 EIP.

Note 7 – Office Lease

The Company has an Office Lease that expires to July 31, 2015.   The minimum future lease payment to be paid under the remaining 2015 term is $8,000.

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum.   During the three-month ending March 31, 2015 and March 31, 2014, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $1,238, and $1,940, respectively.

Note 9 – Subsequent Events

Common stock issued for services and liabilities

Subsequent to March 31, 2015, Golden State converted $150 of the 4.75% convertible debenture into 13,748,500 shares of common stock at $0.00001 per share and exercised 43 warrants at $381.50 per share for $16,404, advanced $16,350 and applied $16,404 of warrant exercise advances leaving $10,692 in warrant exercise advances under the terms of the securities purchase agreements.

Subsequent to March 31, 2015, the holder of the 10% Convertible Bridge Note, converted $75,000 of the note into 86,996,336 shares of common stock at $0.0009 under the terms of the securities purchase agreements.

Subsequent to March 31, 2015, the holder of the 5% Convertible Bridge Note, converted $15,120 of the note into 18,000,000 shares of common stock at $0.00008 under the terms of the securities purchase agreements.

Subsequent to March 31, 2015, shares of common stock totaling 9,542,560 were issued for 2014 consulting services for which the Company reduced accounts payable by $36,500.

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

Recent Developments

In April 2015, we announced the departure of Dr. Hakki Refai, our former technology officer who lead the development of our CSpace technology.  Dr. Refai's responsibilities were assumed by Doug Freitag, our Vice President of Technology and Business Development since January 2015, who has over 25 years of experience in advanced materials and over 20 years of federal grant and contract expertise.  Freitag now oversees the development of our technology and will continue to oversee key personnel and strategic partnerships as we work to bring our 3D volumetric display technology to market.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Revenue

The second two year matching grant, for a total of $300,000 had a start date of September 1, 2013. We earned $5,122 and $28,748 from OCAST during the three month periods ending March 31, 2015 and 2014 respectively.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We had $-0- and $10,000 income from the sales of Pixel Precision for the three-month periods ended March 31, 2015 and March 31, 2014, respectively.

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

Research and Development Expenses

The research and development expenses were $42,909 for the three months ended March 31, 2015, as compared to $60,336 for the three months ended March 31, 2014.  The net decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $12,000, and a decrease in options issued in 2014 of $6,000.

General and Administrative Expenses

Our general and administrative expenses were $258,846 for the three months ended March 31, 2015, as compared to $378,109 for the three months ended March 31, 2014.  The decrease is due primarily to a decrease in fees paid to the public relations firm of $23,000, fees paid in settlement of debt under Section 3(a) (10) of the Securities Act of 1933 of $68,000, a decrease in filing fees of $3,000, a decrease of $13,000 of legal fees paid, and a decrease of $13,000 in accounting and consulting fees.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $8,624 as compared to $22,807 for the three months ended March 31, 2014.  The decrease was a result of the amount of OID amortized in 2015.

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

We had net cash of $2,747at March 31, 2015.

We had negative working capital of $1,056,443 at March 31, 2015.

During the three months ended March 31, 2015, we used $163,438 of cash for operating activities, a decrease of $55,070 or 25% compared to the three months ended March 31, 2014. The decrease in the use of cash for operating activities was a result of the increase in accounts payable of $15,739, an increase of $22,500 in stock issued for services, an increase in amortization of debt cost of $35,087, an increase in accounts receivable of $5,122, a decrease in prepaid expense of $16,271 and a decrease in the net loss of $117,247.

There was no cash used in investing activities during the three months ended March 31, 2015 or for the three months ended March 31, 2014.

Cash provided by financing activities during the three months ended March 31, 2015 was $131,700, a decrease of $25,485 or 16% compared to the three months ended March 31, 2014.  The net decrease was the result of the increase warrant exercise advances from Golden State under the terms of our 4.75% convertible debenture of $215,165, an increase of $74,000 in debentures issued from 2014 and the cash payment of approximately $116,000 on the 3 (a) (10) settlement agreement.

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

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and subsequently extended to June 30, 2015.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2015, JMJ earned $13,504 OID and accrued interest.  During 2015, JMJ converted $48,384 of the 5% Notes into 25,000,000 shares of common stock at an average of $0.002 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

On March 16, 2015, the Company entered into a Fifth Amendment agreement (the “Fifth Keen Amendment”) with Keen to amend the Keen Bridge note. Pursuant to the Fifth Keen Amendment, Keen agreed to extend the maturity of the Note from December 31, 2014 to June 30, 2015 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

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

Subsequent Events

Common stock issued for services and liabilities

Subsequent to March 31, 2015, Golden State converted $150 of the 4.75% convertible debenture into 13,748,500 shares of common stock at $0.00001 per share and exercised 43 warrants at $381.50 per share for $16,404, advanced $16,350 and applied $16,404 of warrant exercise advances leaving $10,692 in warrant exercise advances under the terms of the securities purchase agreements.

Subsequent to March 31, 2015, the holder of the 10% Convertible Bridge Note, converted $50,000 of the note into 54,945,054 shares of common stock at $0.0009 under the terms of the securities purchase agreements.

Subsequent to March 31, 2015, the holder of the 5% Convertible Bridge Note, converted $15,120 of the note into 18,000,000 shares of common stock at $0.00008 under the terms of the securities purchase agreements.

Subsequent to March 31, 2015, shares of common stock totaling 9,542,560 were issued for 2014 consulting services for which the Company reduced accounts payable by $36,500.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended March 31, 2015, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2015, shares of common stock totaling 15,000,000 were issued for consulting services for which the Company charged operations $22,500,000.

During the three-month period ended March 31, 2015, an aggregate of $109,700 5 of outstanding convertible debentures were converted into106, 086,492 shares of common stock.

During the three-month period ended March 31, 2015, an aggregate of 114 warrants to purchase shares of common stock were exercised at a purchase price of $381.50 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

JMJ March 2015 5% Note

In March 2015, the Company issued and sold a convertible note (the “March 2015 5% Note") in aggregate Principal Sum of $250,000 to JMJ Financial (“JMJ”).  The March 2015 5% Note includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid (the “Principal Sum”) to the Company. During 2015, JMJ advanced $30,000 on the March 2015 5% Note and earned $3,000 OID. In addition to the OID, the March 2015 5% Note provides for a one-time interest charge of 5% to be applied to the Principal Sum. If the Company repays the March 2015 5% Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the March 2015 5% Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of March 2015 5% Note, JMJ may, at its election, convert all or a part of the Principal Sum of the March 2015 5% Note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The Principal Sum of the March 2015 5% Note is due two years from the date of each of the principal amounts advanced.

Typenex Co-Investment, LLC

In March 2015, the Company issued and sold a convertible note (the “5% Promissory Note") in aggregate principal of $87,500 to Typenex Co-Investment, LLC, (“Typenex”).  The 5% Promissory Note includes a $7,500 OID. In March 2015, the Company received $80,000 gross proceeds from which the Company paid legal and documentation fees of $20,000 and placement agent fees of $6,750. In addition to the OID, the 5% Promissory Note provides for a one-time interest charge of 5% to be applied to the principal of the 5% Promissory Note. If the Company repays the 5% Promissory Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the 5% Promissory Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the principal. Pursuant to the terms of 5% Promissory Note, Typenex may, at its election, convert all or a part of the $87,500 principal and interest thereon of the 5% Promissory Note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to the election to convert. The principal of the 5% Promissory Note is due one year from the March 2015 effective date.

In connection with the securities issuances reported in this Item, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  No advertising or general solicitation was employed in offering any securities.

The foregoing description of the March 2015 5% Note and the 5% Promissory Note is qualified in its entirety by reference to the full text of the March 2015 5% Note and the 5% Promissory Note, copies of which are attached hereto as Exhibit 4.1 and Exhibit 4.2, and which are incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
4.1	Convertible Promissory Note dated March 5, 2015
4.2	Convertible Note dated March 4, 2105
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: May 15, 2015	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

