Form 10-Q
period 2015-06-30
3DICON CORP
filed 2015-08-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the issuer had 893,741,151 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION

BALANCE SHEETS

June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash	$503	$34,485
Prepaid expenses	7,881	17,149
Total current assets	8,384	51,634

Deferred debt costs, net	6,416	3,125
Deposits-other	2,315	2,315
Total Assets	$17,115	$57,074

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$319,426	$405,791
Warrant exercise advances	10,745	21,591
Accounts payable	490,303	384,639
Accrued salaries	244,214	158,102
Accrued interest on debentures	43,234	36,777
Total current liabilities	1,107,922	1,006,900

Total Liabilities	1,107,922	1,006,900

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 355,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	71	71
Common stock $0.0002 par, 1,500,000,000 shares authorized; 850,998,706 and 539,674,567 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	170,200	107,935
Additional paid-in capital	20,535,844	20,200,743
Accumulated deficit	(21,796,922)	(21,258,575)
Total Stockholders' Deficiency	(1,090,807)	(949,826)
Total Liabilities and Stockholders' Deficiency	$17,115	$57,074

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income:
License fee	$-	$-	$-	$-
Sales	-	-	-	10,000
Grant income	-	18,000	5,122	46,748

Total income	-	18,000	5,122	56,748

Expenses:
Research and development	2,329	33,195	45,238	93,531
General and administrative	213,636	238,409	472,483	616,518
Interest	17,125	20,382	25,748	43,188

Total expenses	233,090	291,986	543,469	753,237

Net loss	$(233,090)	$(273,986)	$(538,347)	$(696,489)

Loss per share:
Basic and diluted	$(0.000)	$(0.001)	$(0.001)	$(0.002)

Weighted average shares outstanding, Basic and diluted	796,607,687	356,716,660	687,732,896	321,910,863

See notes to financial statements

3DIcon CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Six Months Ended June 30, 2015

(unaudited)

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2014	355,000	$71	539,674,567	$107,935	$20,200,743	$(21,258,575)	$(949,826)
Warrants and options exercised	-	-	157	-	59,896	-	59,896
Debentures converted	-	-	247,908,051	49,582	165,388	-	214,970
Stock issued for services	-	-	31,503,268	6,301	41,199	-	47,500
Stock issued for liabilities	-	-	31,912,663	6,382	68,618	-	75,000
Net loss for the period	-	-	-	-	-	(538,347)	(538,347)
Balance June 30, 2015	355,000	$71	850,998,706	$170,200	$20,535,844	$(21,796,922)	$(1,090,807)

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2015 and 2014

(unaudited)

	2015	2014
Cash Flows from Operating Activities
Net loss	$(538,347)	$(696,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	47,500	90,500
Amortization of debt issuance costs	26,314	64,784
Change in:
Prepaid expenses and other assets	9,268	(2,672)
Accounts payable and accrued liabilities	273,233	225,454

Net cash used in operating activities	(182,032)	(318,423)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	49,050	348,691
Proceeds from issuance of debentures, notes and options	99,000	25,000
Cash paid on debentures	-	(115,680)

Net cash provided by financing activities	148,050	258,011

Net change in cash	(33,982)	(60,412)
Cash, beginning of period	34,485	70,769

Cash, end of period	$503	$10,357

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$214,970	$87,100
Cash paid for interest	$687	$763
Stock issued to satisfy payables	$75,000	$8,734

See notes to financial statements

3DIcon CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2015, and the statements of its operations for the three months and six months ended June 30, 2015 and 2014, and cash flows for the six month periods ended June 30, 2015 and 2014. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs”(“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in this ASU is to be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

The Company has realized a cumulative net loss of $21,796,922 for the period from inception (January 1, 2001) to June 30, 2015, and a net loss of $538,347 and $696,489 for the six months ended June 30, 2015 and 2014, respectively.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to fund the future operations of the Company with existing cash of $503, grants and investor funding with new debentures. Additionally, under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2016, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $381.50 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month. Based upon the current stock price, the issued and outstanding shares as of June 30, 2015 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. However, due to the Beneficial Ownership Limitations, the Company only received $32,700 in advances from Golden State during the six month period ended June 30, 2015. Such advances are recorded within warrant exercise advances on the balance sheets when received.

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

Note 2 – Sponsored Research Agreement ("SRA") Common Stock Subject to Put Rights and Call Right

Since April 20, 2002, the Company has entered into a number of SRA’s with the University of Oklahoma (“OU”) as follows:

Phase I: “Pilot Study to Investigate Digital Holography,” April 20, 2004. The Company paid OU $14,116.

Phase II: “Investigation of 3-Dimensional Display Technologies,” April 15, 2005, as amended. The Company paid OU $528,843.

Phase III: “3-Dimensional Display Development.” The Company made partial payment to OU by issuing 121,849 post-split equivalent shares (4,264,707 pre-split shares) with a market price of $290,000 on October 14, 2008 and final payment on December 1, 2010 in the amount of $525,481 of which $40,481 was in cash and 1,685,714 post-split equivalent shares (59,000,000 pre-split) of Company stock (the “Shares”). The Shares were subject to an OU ‘put’ right and a 3Dicon ‘call’ right.

OU “Put” Rights on the Shares

First “put” period: December 1, 2012 to November 30, 2013. If the shares (held plus previously sold) were valued at less than $100,000 then OU could “put” one-tenth of the shares for $50,000 plus accrued interest retro-active to December 1, 2012 less the value of sold shares.

Second “put” period: December 1, 2013 to November 30, 2014. If the shares (held & previously sold) were valued at less than $970,000 than OU could “put” the remaining shares for $485,000 plus accrued interest retro-active to December 1, 2012 less the value of shares previously sold or redeemed during the first “put.”

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

Note 3 – OCAST Grant

In July 2013, the Company was awarded a two year grant from OCAST. This was the second $300,000 grant received from OCAST. The first grant was completed in August 2012. This matching grant was for a total of $300,000 and commenced September 1, 2013. The Company received $5,122 in funding during the six month period ended June 30, 2015. The funds were being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

The grant was cancelled in March 2015 upon the resignation of Dr. Hakki Refai, the principal investigator under the grant.

Note 4 – Debentures and Notes Payable

	June 30,	December 31,
	2015	2014
Senior convertible Debentures
10% Convertible debenture to directors due December 2015	$30,000	$30,000
10% Convertible debenture due August 2015	29,007	29,007
4.75% Convertible debenture due December 2016	64,544	65,095
5% Convertible note due September 2015	25,000	74,502
10% Convertible bridge notes due August 2015	-	147,187
10% Convertible bridge note to director due December 2015	60,000	60,000
5% Convertible note due March 2017	27,750	-
5% Promissory note due March 2016	83,125	-
Total Debentures Payable	$319,426	$405,791

10% Convertible Debentures to Directors due December 31, 2015

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and subsequently extended to December 31, 2015. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum. Accordingly, interest is being accrued under the terms of the debenture.

10% Convertible Debenture due Newton, O'Connor, Turner & Ketchum, due August 31, 2015

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to August 31, 2015. NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2016

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During 2015, Golden State converted $550 of the $100,000 debenture into 32,476,384 shares of common stock, exercised warrants to purchase 157 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $32,700 against future exercises of warrants of which $43,546 was applied to the exercise of warrants leaving $10,745 of unapplied advances at June 30, 2015. The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i)$140 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average pre-split price is below $0.70, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

5% Convertible Bridge Notes due September 2015

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”). The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2015, JMJ earned $13,504 OID and accrued interest. During 2015, JMJ converted $63,504 of the 5% Notes into 43,000,000 shares of common stock at an average of $0.002 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced. Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

10% Convertible Debenture due August 2015

On August 15, 2014, the Company issued and sold to an accredited investor a Convertible Debenture (the “10% Debenture”) in the principal amount of $150,000. The 10% Debenture included a 3% original issue discount. Accordingly, the Company received $145,500 gross proceeds, from which the Company paid legal and fees of $5,000. During 2015, the holder of the 10% Debenture, converted $150,000 of the 10% Debenture into 172,431,667 shares of common stock at an average of $0.0001 per share based on the formula in the 5% Notes. The 10% Debenture has a maturity date of August 15, 2015 and carries a 10% interest rate. Subject to a 4.99% beneficial ownership limitation, the holder of the 10% Debenture may, at any time, elect to convert all or any portion of the outstanding principal amount of the 10% Debenture into shares of Common Stock at a conversion price equal Sixty Five Percent (65%) of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for 15 trading days prior to conversion.

10% Convertible Bridge Note due December 31, 2015

On September 11, 2012, the Company issued and sold a Convertible Bridge Note (the “Bridge Note”) in the principal amount of $60,000 to Victor Keen, a director of the Company. The sale of the Bridge Note included a $10,000 OID. Accordingly, the Company received $50,000 gross proceeds. The Bridge Note matured in 90 days from the date of issuance and, other than the OID, the Bridge Note does not carry interest. However, in the event the Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Bridge Note, the holder of the Bridge Note may elect to convert all or any portion of the outstanding principal amount of the Bridge Note into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of common stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Bridge Note, (b) the maturity date of the Bridge Note, or (c) the first closing date of the securities sold pursuant an effective registration statement. On March 16, 2015, the Company entered into a Fifth Amendment agreement (the “Fifth Keen Amendment”) with Victor Keen, to amend the Keen Bridge note. Pursuant to the Fifth Keen Amendment, Mr. Keen agreed to extend the maturity of the Note from June 30, 2015 to December 31, 2015 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

5% Convertible Note due March 2017

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

5% Promissory note due March 2016

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

Note 5 – Common Stock and Paid-In Capital

Downgraded from the OTCQB to the OTC Pink

On September 2, 2014, the Company received notification from OTC Markets that because the Company’s common stock, which trades under the symbol TDCP, has not had a minimum closing bid price of $.01 during a thirty day period; it was downgraded from the OTCQB to the OTC Pink, effective September 3, 2014. On March 26, 2014, OTC Markets had announced a series of rule changes to take place between May 1, 2014 and April 1, 2015. These rules set forth new qualifications and fees for quotation of securities on the various tiers of OTC Markets. One such change requires that a company’s stock have a minimum closing bid price of $.01 for at least one day in any consecutive thirty day period to continue being quoted on the OTCQB.

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

Warrants Issued

As of June 30, 2015, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on September 30, 2016 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expires on September 1, 2015. Golden State has warrants outstanding to purchase 18,595 shares of common stock at a price of $381.50 per share which expires December 31, 2016. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019. Additionally from the preferred stock issuance, there are 9,750,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017 and 9,500,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the six month period ended June 30, 2015, shares of common stock totaling 31,503,268 were issued for consulting services for which the Company recognized $47,500 of expense. Additionally, during the six-month period ending June 30, 2015, shares totaling 31,912,663 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $75,000.

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

The following summary reflects warrant and option activity for the six-month period ended June 30, 2015:

	Attached	Golden State
	Warrants	Warrants	Options
Outstanding December 31, 2014	19,771,122	18,595	23,030,274
Granted/purchased	9,500,000	-	-
Exercised	-	(157)	-
Cancelled	-	-	-
Outstanding June 30, 2015	19,771,122	18,438	23,030,274

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

Note 6 – Incentive Stock Plan

In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. Shares totaling 6,793,478 were issued from the 2014 EIP during 2015 for services rendered. As of June 30, 2015, there were 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the Company established the 3DIcon Corporation 2015 Equity Incentive Plan (the “2015 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March, 2015. Shares totaling 56,622,453 were issued from the 2015 EIP during 2015 for legal and consulting services rendered. There are 28,377,547 shares available for issuance under the 2015 EIP.

Note 7 – Office Lease

The Company has an Office Lease that expired on July 31, 2015. The minimum future lease payment to be paid under the remaining 2015 term is $2,000. (see Note 9)

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the six months ending June 30, 2015 and June 30, 2014, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $1,261, and $3,278, respectively.

Note 9 – Subsequent Events

Common stock issued for services and liabilities

Subsequent to June 30, 2015, Golden State converted $150 of the 4.75% convertible debenture into 27,498,500 shares of common stock at $0.00001 per share and exercised 43 warrants at $381.50 per share for $16,404, advanced $16,350 and applied $16,404 of warrant exercise advances leaving $10,692 in warrant exercise advances under the terms of the securities purchase agreements.

Subsequent to June 30, 2015, shares of common stock totaling 15,243,902 were issued for 2015 consulting services for which the Company recognized $12,500 in expense.

Office Lease

The company signed an amendment to their office lease agreement on July 2, 2015. Under the terms of the amendment the lease is extended for thirty-six months and will expire on July 31, 2018. The minimum future lease payment to be paid under the term of the three-year non-cancellable amended lease total $70,000 and is payable as follows:

2015	$10,000
2016	23,000
2017	23,000
2018	14,000
total	$70,000

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

In July 2013, the Company won first place in the Oklahoma Center for the Advancement of Science and Technology’s Oklahoma Applied Research Support competition, securing $300,000 in grant funding over two years. This matching grant had a start date of September 1, 2013.  We successfully completed year 1 and are part way through year 2. The grant was cancelled in the second quarter of 2015 upon the resignation of Dr. Hakki Refai, the principal investigator under the grant.

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

Recent Developments

In April 2015, we announced the departure of Dr. Hakki Refai, our former technology officer who led the development of our CSpace technology.  Dr. Refai's responsibilities were assumed by Doug Freitag, our Vice President of Technology and Business Development since January 2015, who has over 25 years of experience in advanced materials and over 20 years of federal grant and contract expertise.  Freitag now oversees the development of our technology and will continue to oversee key personnel and strategic partnerships as we work to bring our 3D volumetric display technology to market.

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

Key Patents Exclusively Licensed to 3DIcon from OU:

Patents Granted

•	“3D Volumetric Display” - 8,247,755, August 21, 2012

•	“3DLight Surface Display” - 8,075,139, December 13, 2011

•	“Light Surface Display for Rendering a Three-Dimensional Image” - 7,858,913, December 28, 2010

•	“Volumetric Liquid Crystal Display” - 7,537,345, May 26, 2009

•	“Computer System with Digital Micromirror Device” - 8,487,865, July 16, 2013

International Patents Granted

•	Granted - Japan

o	“Light Surface Display for Rendering a Three-Dimensional Image” - Japanese Patent Number 5,594,718, August 15, 2014

International Patents Pending

•	Pending

o	“Light Surface Display for Rendering a Three-Dimensional Image” - European Application Number EP07755984, Filed April 25, 2007

•	Pending - Europe

o	“Ultra High Resolution Three-Dimensional Display” - July 26, 2013

o	“Holoform Projection Display” - March 12, 2013

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenue

The second two year matching grant, for a total of $300,000 had a start date of September 1, 2013. We earned $-0- and $18,000 from OCAST during the three month periods ending June 30, 2015 and 2014 respectively.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We had $-0- income from the sales of Pixel Precision for the three-month periods ended June 30, 2015 and June 30, 2014, respectively.

Research and Development Expenses

The research and development expenses were $2,329 for the three months ended June 30, 2015, as compared to $33,195 for the three months ended June 30, 2014.  The decrease was a result of the decrease in cost from the resignation of Dr. Hakki Refai and the related decrease in activity.

General and Administrative Expenses

Our general and administrative expenses were $213,636 for the three months ended June 30, 2015, as compared to $238,409 for the three months ended June 30, 2014.  The net decrease is due primarily to a decrease of $8,700 of legal fees incurred in 2014 regarding the amortization of debt costs a decrease in fees paid to the public relations firm of $15,000 and a decrease of $7,600 for the shareholders’ briefing held in June 2014.

Interest Expense

Interest expense for the three months ended June 30, 2015 was $17,125 as compared to $20,382 for the three months ended June 30, 2014.  The decrease was primarily a result of a decrease in the amount of convertible debentures outstanding during the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Revenue

The second two year matching grant, for a total of $300,000 had a start date of September 1, 2013. We earned $5,122 in grant funding from the second OCAST grant during the six months ended June 30, 2015 compared to $46,748 during the six months ended June 30, 2014.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have earned income of $-0- and $10,000 before commissions and costs from the sales of Pixel Precision for the six-months ended June 30, 2015 and June 30, 2014, respectively.

Research and Development Expenses

The research and development expenses were $45,238 for the six months ended June 30, 2015, as compared to $93,531 for the six months ended June 30, 2014.  The decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $6,000, a decrease of $36,000 of fees paid to Dr. Hakki Refai and, a decrease in the amortization of fees paid to the Technical Advisory Board of $13,125.

General and Administrative Expenses

Our general and administrative expenses were $472,483 for the six months ended June 30, 2015, as compared to $616,518 for the six months ended June 30, 2014.  The net decrease is due primarily to a $69,500 decrease in fees to outside consultants engaged to pursue federal grant funding in 2014, a decrease of $74,300 in fess regarding the 3 a 10 settlement paid in 2014, and a decrease in legal fees of $22,000 regarding the amortization of deferred cost on debentures issued

Interest Expense

Interest expense for the six months ended June 30, 2015 was $25,748 as compared to $43,188 for the six months ended June 30, 2014.  The net decrease was a result of a decrease in the amount of OID amortized of $36,000 and an increase of $16,000 in interest costs on our debentures and notes.

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

We had net cash of $503 at June 30, 2015.

We had negative working capital of $1,099,538 at June 30, 2015.

During the six-months ended June 30, 2015, we used $182,032 of cash for operating activities, a decrease of $136,391 or 43% compared to the six-months ended June 30, 2014. The decrease in the use of cash for operating activities was a result of the increase in accounts payable of $187,000, an increase in accrued salaries of $88,000 and a decrease of $43,000 in stock issued for services, a decrease in amortization of debt cost of $38,000, and a decrease in the net loss of $158,000.

There was no cash used in investing activities during the six-months ended June 30, 2015 or for the six-months ended June 30, 2014.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

10% Convertible Debenture to Directors due December 31, 2015

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and subsequently extended to December 31, 2015. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

10% Convertible Debenture due Newton, O'Connor, Turner & Ketchum due August 31, 2015

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and subsequently extended to August 31, 2015.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2016

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During 2015, Golden State converted $550 of the $100,000 debenture into 32,476,384 shares of common stock, exercised warrants to purchase 157 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $32,700 against future exercises of warrants of which $43,546 was applied to the exercise of warrants leaving $10,745 of unapplied advances at June 30, 2015. The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i)$140 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average pre-split price is below $0.70, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

5% Convertible Bridge Notes due September 2015

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2015, JMJ earned $13,504 OID and accrued interest.  During 2015, JMJ converted $63,504 of the 5% Notes into 43,000,000 shares of common stock at an average of $0.002 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.  Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

10% Convertible Bridge Note to Director due December 31, 2015

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

On March 16, 2015, the Company entered into a Fifth Amendment agreement (the “Fifth Keen Amendment”) with Keen to amend the Keen Bridge note. Pursuant to the Fifth Keen Amendment, Keen agreed to extend the maturity of the Note from December 31, 2014 to December 31, 2015 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

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

5% Convertible Note due March 2017

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

5% Promissory note due March 2016

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

Series A Convertible Preferred Stock

January 23, 2014, the Company sold to Victor Keen, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, 190,000 Units for a purchase price of $190,000, as part of the Private Placement (as defined therein) disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2013. Pursuant to such Private Placement, the Company received aggregate proceeds equal to $385,000.

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

Subsequent Events

Common stock issued for services and liabilities

Subsequent to June 30, 2015, Golden State converted $150 of the 4.75% convertible debenture into 27,498,500 shares of common stock at $0.00001 per share and exercised 43 warrants at $381.50 per share for $16,404, advanced $16,350 and applied $16,404 of warrant exercise advances leaving $10,692 in warrant exercise advances under the terms of the securities purchase agreements.

Subsequent to June 30, 2015, shares of common stock totaling 15,243,902 were issued for 2015 consulting services for which the Company recognized $12,500 in expense.

Office Lease

The company signed an amendment to their office lease agreement on July 2, 2015. Under the terms of the amendment the lease is extended for thirty-six months and will expire on July 31, 2018. The minimum future lease payments to be paid under the term of the three-year non-cancellable amended lease total $70,000 and are payable as follows:

2015	$10,000
2016	23,000
2017	23,000
2018	14,000
total	$70,000

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended June 30, 2015, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2015, shares of common stock totaling 31,503,268 were issued for consulting services for which the Company recognized $47,500 of expense.

During the six-month period ending June 30, 2015, shares totaling 31,912,663 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $75,000.

During the six-month period ended June 30, 2015, an aggregate of $214,970 of outstanding convertible debentures were converted into 247,908,051 shares of common stock.

During the six-month period ended June 30, 2015, an aggregate of 157 warrants to purchase shares of common stock were exercised at a purchase price of $381.50 per share.

The transactions described above were exempt from securities registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

3DICON CORPORATION

Date: August 14, 2015	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer

