Form 10-Q
period 2015-09-30
3DICON CORP
filed 2015-11-16
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, the issuer had 1,230,991,151 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION

BALANCE SHEETS

September 30, 2015 and December 31, 2014

(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash	$3,821	$34,485
Prepaid expenses	30,136	17,149
Total current assets	33,957	51,634

Deferred debt costs, net	3,667	3,125
Deposits-other	2,315	2,315
Total Assets	$39,939	$57,074

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$299,349	$405,791
Warrant exercise advances	56	21,591
Accounts payable	628,087	384,639
Accrued salaries	273,865	158,102
Accrued interest on debentures	48,952	36,777
Total current liabilities	1,250,309	1,006,900

Total Liabilities	1,250,309	1,006,900

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 355,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	71	71
Common stock $0.0002 par, 1,500,000,000 shares authorized; 1,042,491,151 and 539,674,567 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	208,498	107,935
Additional paid-in capital	20,573,346	20,200,743
Accumulated deficit	(21,992,285)	(21,258,575)
Total stockholders' deficiency	(1,210,370)	(949,826)
Total Liabilities and Stockholders' Deficiency	$39,939	$57,074

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2015 and 2014

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income:
Sales	-	5,000	-	15,000
Grant income	-	-	5,122	46,748

Total income	-	5,000	5,122	61,748

Expenses:
Research and development	520	48,428	45,758	141,959
General and administrative	161,936	233,841	634,418	850,779
Interest	32,907	10,488	58,656	53,677

Total expenses	195,363	292,757	738,832	1,046,415

Net loss	$(195,363)	$(287,757)	$(733,710)	$(984,667)

Loss per share:
Basic and diluted	$(0.000)	$(0.001)	$(0.001)	$(0.003)

Weighted average shares outstanding, Basic and diluted	908,180,141	413,267,018	762,022,810	352,697,553

See notes to financial statements

3DIcon CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Nine Months Ended September 30, 2015

(unaudited)

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2014	355,000	$71	539,674,567	$107,935	$20,200,743	$(21,258,575)	$(949,826)
Warrants and options exercised	-	-	200	-	76,245	-	76,245
Debentures converted	-	-	424,156,551	84,831	177,089	-	261,920
Stock issued for services	-	-	46,747,170	9,350	50,651	-	60,001
Stock issued for liabilities	-	-	31,912,663	6,382	68,618	-	75,000
Net loss for the period	-	-	-	-	-	(733,710)	(733,710)
Balance September 30, 2015	355,000	$71	1,042,491,151	$208,498	$20,573,346	$(21,992,285)	$(1,210,370)

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2015 and 2014

(unaudited)

	2015	2014
Cash Flows from Operating Activities
Net loss	$(733,710)	$(984,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	60,001	108,500
Amortization of debt issuance costs	33,171	66,648
Change in:
Prepaid expenses and other assets	(12,987)	(14,255)
Accounts payable and accrued liabilities	446,386	249,724

Net cash used in operating activities	(207,139)	(574,050)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	54,710	464,310
Proceeds from issuance of debentures, notes and options	121,765	220,500
Cash paid on debentures	-	(115,680)

Net cash provided by financing activities	176,475	569,130

Net change in cash	(30,664)	(4,920)
Cash, beginning of period	34,485	70,769

Cash, end of period	$3,821	$65,849

Supplemental Disclosures
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$261,921	$256,062
Cash paid for interest	$1,004	$2,625
Stock issued to satisfy payables	$75,000	$(8,734)

See notes to financial statements

3DIcon CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2015, and the statements of its operations for the three months and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in this ASU is to be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

The FASB has issued ASU 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses.

The Company has realized a cumulative net loss of $21,992,285 for the period from inception (January 1, 2001) to September 30, 2015, and a net loss of $733,710 and $984,667 for the nine months ended September 30, 2015 and 2014, respectively.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Given the reduced reliance on federal funding discussed in Note 3, the Company is committed to exploring possible acquisitions, partnerships, or other strategic transactions involving direct or indirect funding for the Company. Accordingly, the Company formed a committee comprised of Mark Willner, Chairman of the Company’s Business Advisory Board, Doug Freitag and Victor Keen to lead in this effort. As the Company has previously reported, the Company’s technology has attracted significant interest and support from large and small companies and institutions, including Raytheon, Boeing, Lockheed, Schott Defense (our Joint Development Agreement partner), the Institute for Human Machine Cognition, major health care institutions and others. Currently the Company is in conversations with several companies involving a possible affiliation or other strategic transaction.

Additionally, under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2016, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $381.50 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month. Based upon the current stock price, the issued and outstanding shares as of September 30, 2015 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. However, due to the Beneficial Ownership Limitations, the Company only received $54,710 in advances from Golden State during the nine month period ended September 30, 2015. Such advances are recorded within warrant exercise advances on the balance sheets when received.

The Company is in discussions with Golden State Equity Investors to modify the normal means by which we access funds. This would provide the Company with greater flexibility and control over the issuance of shares and not further limit our access to operating and growth capital.

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

Note 3 – OCAST Grant

In July 2013, the Company was awarded a two year grant from OCAST. This was the second $300,000 grant received from OCAST. The first grant was completed in August 2012. This matching grant was for a total of $300,000 and commenced September 1, 2013. The Company received $5,122 in funding during the nine month period ended September 30, 2015. The funds were being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

The grant was cancelled in March 2015 upon the resignation of Dr. Hakki Refai, the principal investigator under the grant.

Note 4 – Debentures and Notes Payable

	September 30,	December 31,
	2015	2014
Senior convertible Debentures
10% Convertible debenture to directors due December 2015	$30,000	$30,000
10% Convertible debenture due December 2015	29,007	29,007
4.75% Convertible debenture due December 2016	64,395	65,095
5% Convertible note due December 2015	25,000	74,502
10% Convertible bridge notes due August 2015	-	147,187
10% Convertible bridge note to director due December 2015	60,000	60,000
5% Convertible note due March 2017	14,100	-
22% Promissory note due March 2016	76,847	-
Total Debentures Payable	$299,349	$405,791

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

10% Convertible Debenture due Newton, O'Connor, Turner & Ketchum, due December 31, 2015

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to December 31, 2015. NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

4.75% Convertible Debenture due December 31, 2016

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During 2015, Golden State converted $700 of the $100,000 debenture into 59,974,884 shares of common stock, exercised warrants to purchase 200 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $54,710 against future exercises of warrants of which $76,245 was applied to the exercise of warrants leaving $56 of unapplied advances at September 30, 2015. The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i) $140 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average pre-split price is below $0.70, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

5% Convertible Bridge Notes due December 2015

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

10% Convertible Bridge Note due December 31, 2015

On September 11, 2012, the Company issued and sold to Victor F. Keen, a Director and an accredited investor a Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000. The sale of the Keen Bridge Notes in the principal of $60,000 included a $10,000 OID. The Keen Bridge Note matured 90 days from the date of issuance and, other than the OID, the Keen Bridge Note does not carry interest. However, in the event the Keen Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity, the holders may elect to convert any or all of any portion of outstanding principal. On March 16, 2015, Mr. Keen agreed to extend the maturity of the Note from December 31, 2014 to December 31, 2015 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

5% Convertible Note due March 2017

In March 2015, the Company issued and sold a convertible note (the “March 2015 5% Note") in aggregate Principal Sum of $250,000 to JMJ. The 5% Note includes a $25,000 OID that will be prorated based on the advances actually paid (the “Principal Sum”) to the Company. During 2015, JMJ advanced $30,000 on the 5% Note. In addition to the OID, the March 2015 5% Note provides for a one-time interest charge of 5% to be applied to the Principal Sum. If the Company repays the 5% Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the March 2015 5% Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of March 2015 5% Note, JMJ may, at its election, convert all or a part of the $250,000 note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The principal of the March 2015 5% Note is due two years from the date of each of the principal amounts advanced.

22% Promissory Note due March 2016

In March 2015, the Company issued and sold a convertible note (the “5% Promissory Note") in aggregate Principal Sum of $87,500 to Typenex Co-Investment, LLC, (“Typenex”). The 5% Promissory Note includes a $7,500 OID that will be prorated based on the advances actually paid to the Company. Accordingly during 2015, the Company received $80,000 gross proceeds from which the Company paid legal and documentation fees of $20,000 and placement agent fees of $6,750. In addition to the OID, the 5% Promissory Note provides for a one-time interest charge of 5% to be applied to the principal of the 5% Promissory Note. If the Company repays the 5% Promissory Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the 5% Promissory Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Accordingly, $4,375 of interest has been added to the note. Pursuant to the terms of 5% Promissory Note, Typenex may, at its election, convert all or a part of the $87,500 principal and interest thereon of the 5% Promissory Note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to the election to convert. During the nine months ended September 30, 2015, Typenex converted $30,000 of the 5% Notes into 93,750,000 shares of common stock at an average of $0.0003 per share based on the formula in the 5% Notes. The principal of the 5% Promissory Note is due one year from the March 2015 effective date.

Under the terms of the 5% Promissory Note, the company is required to maintain a reserve of authorized and unissued common stock equal to three times the number of common shares necessary to convert the total outstanding balance of the 5% Note (the “Share Reserve”). On July 28, 2015 the Company informed Typenex that there were insufficient common stock available to maintain the Share Reserve and therefore an event of default occurred. In the event the Company does not comply with the Share Reserve, a 15% default interest rate is applied to the outstanding principle of the note and the note begins to accrue interest at 22%. Accordingly, $13,781 of default interest was added to the note and the note began accruing interest at 22%.

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

Warrants Issued

As of September 30, 2015, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on September 30, 2016 and, warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expires on September 1, 2016. Golden State has warrants outstanding to purchase 18,395 shares of common stock at a price of $381.50 per share which expires December 31, 2016. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019. Additionally from the preferred stock issuance, there are 9,750,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017 and 9,500,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the nine month period ended September 30, 2015, shares of common stock totaling 46,747,170 were issued for consulting services for which the Company recognized $60,001 of expense. Additionally, during the nine month period ended September 30, 2015, shares totaling 31,912,663 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $75,000.

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

The following summary reflects warrant and option activity for the nine-month period ended September 30, 2015:

	Attached	Golden State
	Warrants	Warrants	Options
Outstanding December 31, 2014	19,771,122	18,595	23,030,274
Granted/purchased	-	-	-
Exercised	-	(200)	-
Cancelled	-	-	-
Outstanding September 30, 2015	19,771,122	18,395	23,030,274

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

Note 6 – Incentive Stock Plan

In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. Shares totaling 6,793,478 were issued from the 2014 EIP during 2015 for services rendered. As of September 30, 2015, there were 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the Company established the 3DIcon Corporation 2015 Equity Incentive Plan (the “2015 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March, 2015. Shares totaling 71,866,355 were issued from the 2015 EIP during 2015 for legal and consulting services rendered. There are 13,133,645 shares available for issuance under the 2015 EIP.

Note 7 – Office Lease

The Company had an Office Lease that expired on July 31, 2015. An amendment to the Office Lease was signed on July 2, 2015. Under the terms of the amendment the lease is extended for thirty-six months and will expire on July 31, 2018. The minimum future lease payments to be paid under the term of the three-year non-cancellable amended lease total $67, 000 and are payable as follows:

2015	$6,000
2016	23,000
2017	24,000
2018	14,000
total	$67,000

Note 8 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the nine months ending September 30, 2015 and September 30, 2014, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $1,615, and $3,336, respectively.

Mr. Victor F. Keen, Chief Executive Officer of the Company, has entered into several advancement transactions, whereby Mr. Keen provided funds to the Company. Specifically, Mr. Keen advanced the Company $145,000 in October 2015 and $103,000 in July, August, and September 2015. In addition, Mr. Keen has previously advanced the Company $34,000 in November 2014. The total amount of these advancements by Mr. Keen to the Company, as of the date of this filing, is $282,000 and is included in accounts payable.   The Company is also indebted to Mr. Keen for his accrued salary from January 1, 2014 through September 30, 2015 totaling $262,500 and is included in accrued salaries. Additionally, Mr. Keen holds two convertible debentures (see Note 4 to the financial statements) totaling $75,000 which are included in debentures payable.

Note 9 – Subsequent Events

Common stock issued for debenture conversions

Subsequent to September 30, 2015, JMJ converted $12,390 of the 5.0% Convertible Note into 88,500,000 shares of common stock at $0.00014 per share.

Subsequent to September 30, 2015, Typenex converted $12,000 of the 5.0% Promissory Note into 100,000,000 shares of common stock at $0.00012 per share.

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

In July 2013, the Company won first place in the Oklahoma Center for the Advancement of Science and Technology’s Oklahoma Applied Research Support competition, securing $300,000 in grant funding over two years. This matching grant had a start date of September 1, 2013.  We successfully completed year 1 and were part way through year 2. The grant was cancelled in March 2015 upon the resignation of Dr. Hakki Refai, the principal investigator under the grant. The Company was using the funds provided by the grant to support the development of its First Product Platform, which will be the basis of a family of products leveraging the Company’s CSpace® volumetric 3D display technology.

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

Recent Developments

Recent Related Party Transactions

Mr. Victor F. Keen, Chief Executive Officer of the Company, has entered into several advancement transactions, whereby Mr. Keen provided funds to the Company. Specifically, Mr. Keen advanced the Company $145,000 in October 2015 and $103,000 in July, August, and September 2015. In addition, Mr. Keen has previously advanced the Company $34,000 in November 2014. The total amount of these advancements by Mr. Keen to the Company, as of the date of this filing, is $282,000 and is included in accounts payable.   The Company is also indebted to Mr. Keen for his accrued salary from January 1, 2014 through September 30, 2015 totaling $262,500 and is included in accrued salaries. Additionally, Mr. Keen holds two convertible debentures (see Note 4 to the financial statement) totaling $75,000 which are included in debentures payable.

CEO Letter

On October 8, 2015, the Company’s Chief Executive Officer, Victor Keen, made available an update to shareholders on the Company’s website. In his letter, Mr. Keen, expressed his intention to provide the Company with $200,000 in new equity funding, assuming certain conditions are met, in order to facilitate a plan, involving participation by others, to rehabilitate the Company’s finances. The letter sets forth certain areas in which he and the Company plan to focus to achieve its goals. Although the plans discussed in his letter have been considered and approved by the Company’s Board of Directors, the Company has not entered into any definitive agreements to effectuate such plans. Given the reduced reliance on federal funding discussed in his letter, the Board has committed to exploring possible acquisitions, partnerships, or other strategic transactions involving direct or indirect funding for the Company. Accordingly, the Company formed a committee comprised of Mark Willner, Chairman of the Company’s Business Advisory Board, Doug Freitag and Victor Keen to lead in this effort. As the Company has previously reported, the Company’s technology has attracted significant interest and support from large and small companies and institutions, including Raytheon, Boeing, Lockheed, Schott Defense (our Joint Development Agreement partner), the Institute for Human Machine Cognition, major health care institutions and others. Currently the Company is in conversations with several companies involving a possible affiliation or other strategic transaction.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We had $-0- and $5,000 income from the sales of Pixel Precision for the three-month periods ended September 30, 2015 and September 30, 2014, respectively.

Research and Development Expenses

The research and development expenses were $520 for the three months ended September 30, 2015, as compared to $48,428 for the three months ended September 30, 2014.  The decrease was a result of the decrease in cost from the resignation of Dr. Hakki Refai and the related decrease in activity.

General and Administrative Expenses

Our general and administrative expenses were $161,936 for the three months ended September 30, 2015, as compared to $233,841 for the three months ended September 30, 2014.  The decrease is due primarily to a decrease of $2,200 of legal fees incurred in 2014, a decrease in fees paid to the public relations firm and consultants of $48,700, a decrease in filing fees incurred in 2014, a decrease of $4,300 in travel incurred in 2014 and a decrease of $12,600 paid to Moody’s Capital in 2014.

Interest Expense

Interest expense for the three months ended September 30, 2015 was $32,907 as compared to $10,488 for the three months ended September 30, 2014.  The increase is primarily a result of a 15% default rate charged on the Typenex debentures under the terms of the debenture.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

The second two year OCAST matching grant, for a total of $300,000 had a start date of September 1, 2013. We earned $5,122 in grant funding from the grant during the nine months ended September 30, 2015 compared to $46,748 during the nine months ended September 30, 2014. This grant was cancelled in March 2015.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have earned income of $-0- and $15,000 before commissions and costs from the sales of Pixel Precision for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Research and Development Expenses

The research and development expenses were $45,758 for the nine months ended September 30, 2015, as compared to $141,959 for the nine months ended September 30, 2014.  The decrease was a result of the decrease in cost for engaging outside research and development consultants of approximately $6,000, a decrease of $72,000 of fees paid to Dr. Hakki Refai, and a decrease in the amortization of fees paid to the Technical Advisory Board of $18,750.

General and Administrative Expenses

Our general and administrative expenses were $634,418 for the nine months ended September 30, 2015, as compared to $850,779 for the nine months ended September 30, 2014.  The net decrease is due primarily to an $83,500 decrease in fees to outside public relations consultants engaged, a decrease of $74,300 in fees regarding the 3 a 10 settlement paid in 2014, a decrease in shareholders’ meeting expense of $7,600 held in 2014, a $5,900 decrease in fees paid to Moody’s Capital, a decrease in management consulting fees of $9,500 and a decrease in legal fees of $24,000 regarding the amortization of deferred cost on debentures issued.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $58,656 as compared to $53,677 for the nine months ended September 30, 2014.  The net increase was a result of a decrease in the amount of OID amortized of $36,900 and an increase of $42,000 in interest costs and default fees incurred on our debentures and notes.

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

We had net cash of $3,821 at September 30, 2015.

We had negative working capital of $1,216,352 at September 30, 2015.

During the nine months ended September 30, 2015, we used $207,139 of cash for operating activities, a decrease of $366,911 or 64% compared to the nine months ended September 30, 2014. The decrease in the use of cash for operating activities was a result of the increase in accounts payable and accrued liabilities of $196,663, a decrease of $48,499 in stock issued for services, a decrease in amortization of debt cost of $33,477, and a decrease in the net loss of $250,957.

There was no cash used in investing activities during the nine months ended September 30, 2015 or for the nine months ended September 30, 2014.

 Cash provided by financing activities during the nine months ended September 30, 2015 was $176,475, a decrease of $392,655 or 69% compared to the nine months ended September 30, 2014.  The decrease was the result of a decrease in funding under the terms of the convertible debentures from Golden State and bridge notes issued in 2014 of approximately $176,475 less the cash payment of $115,680 on the 3a 10 debenture settlement.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing; reducing our monthly expenses; and through other strategic transactions involving direct or indirect funding for the Company.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Director Debenture

On September 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due September 26, 2014 and subsequently extended to December 31, 2015. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from September 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum.

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and subsequently extended to December 31, 2015.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.

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

10% Convertible Bridge Note to Director

On September 11, 2012, the Company issued and sold to Victor F. Keen, a Director and an accredited investor a Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000. The sale of the Keen Bridge Notes in the principal of $60,000 included a $10,000 OID. The Keen Bridge Note matured 90 days from the date of issuance and, other than the OID, the Keen Bridge Note does not carry interest. However, in the event the Keen Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity, the holders may elect to convert any or all of any portion of outstanding principal.

On March 16, 2015, Mr. Keen agreed to extend the maturity of the Note from December 31, 2014 to December 31, 2015 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

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

5% Convertible Note due March 2017

In March 2015, the Company issued and sold a convertible note (the “March 2015 5% Note") in aggregate Principal Sum of $250,000 to JMJ. The 5% Note includes a $25,000 OID that will be prorated based on the advances actually paid (the “Principal Sum”) to the Company. During 2015, JMJ advanced $30,000 on the 5% Note. In addition to the OID, the March 2015 5% Note provides for a one-time interest charge of 5% to be applied to the Principal Sum. If the Company repays the 5% Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the March 2015 5% Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of March 2015 5% Note, JMJ may, at its election, convert all or a part of the $250,000 note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The principal of the March 2015 5% Note is due two years from the date of each of the principal amounts advanced.

22% Promissory Note due March 2016

In March 2015, the Company issued and sold a convertible note (the “5% Promissory Note") in aggregate Principal Sum of $87,500 to Typenex Co-Investment, LLC, (“Typenex”). The 5% Promissory Note includes a $7,500 OID that will be prorated based on the advances actually paid to the Company. Accordingly during 2015, the Company received $80,000 gross proceeds from which the Company paid legal and documentation fees of $20,000 and placement agent fees of $6,750. In addition to the OID, the 5% Promissory Note provides for a one-time interest charge of 5% to be applied to the principal of the 5% Promissory Note. If the Company repays the 5% Promissory Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the 5% Promissory Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Accordingly, $4,375 of interest has been added to the note. Pursuant to the terms of 5% Promissory Note, Typenex may, at its election, convert all or a part of the $87,500 principal and interest thereon of the 5% Promissory Note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to the election to convert. During the nine months ended September 30, 2015, Typenex converted $30,000 of the 5% Notes into 93,750,000 shares of common stock at an average of $0.0003 per share based on the formula in the 5% Notes. The principal of the 5% Promissory Note is due one year from the March 2015 effective date.

Under the terms of the 5% Promissory Note, the company is required to maintain a reserve of authorized and unissued common stock equal to three times the number of common shares necessary to convert the total outstanding balance of the 5% Note (the “Share Reserve”). On July 28, 2015 the Company informed Typenex that there were insufficient common stock available to maintain the Share Reserve and therefore an event of default occurred. In the event the Company does not comply with the Share Reserve, a 15% default interest rate is applied to the outstanding principle of the note and the note begins to accrue interest at 22%. Accordingly, $13,781 of default interest was added to the note and the note began accruing interest at 22%.

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

Subsequent Events

Common stock issued for debenture conversions

Subsequent to September 30, 2015, JMJ converted $12,390 of the 5.0% Convertible Note into 88,500,000 shares of common stock at $0.00014 per share.

 Subsequent to September 30, 2015, Typenex converted $12,000 of the 5.0% Promissory Note into 100,000,000 shares of common stock at $0.00012 per share.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended September 30, 2015, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

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

3DICON CORPORATION

Date: November 16, 2015	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer

