Form 10-K
period 2015-12-31
3DICON CORP
filed 2016-03-30
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2015 was $760,304.

As of March 30, 2016, the issuer had 1,384,399,001 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Organizational History

3DIcon Corporation was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. Our articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition was January 1, 2001. We accounted for this transition as a reorganization and accordingly, restated its capital accounts as of January 1, 2001. At the inception on January 1, 2001, our primary activity was the raising of capital in order to pursue its goal of becoming a significant participant in the formation and commercialization of interactive, optical holography for the communications and entertainment industries.

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

In the fourth quarter of 2007 we announced the release of our first product, "Pixel Precision". On

February 12, 2009, version 2.0 of Pixel Precision was released to expand capabilities and provide new compatibility with Texas Instrument's newly released DLP® Discovery 4000 kits.  This is a companion software application to the DMD Discovery line of products manufactured by Texas Instruments®. Further development of this product was ended in 2015.

In July 2013, the Company was awarded a two year grant from OCAST. This was the second $300,000 grant received from OCAST. The first grant was completed in August 2012. This matching grant was for a total of $300,000 and commenced September 1, 2013. The Company received $5,122 in funding during the year ended December 31, 2015. The funds were being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

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

Volumetric

The Company plans to commercialize the CSpace volumetric 3D technology through a combination of government funded research and development contracts, joint development agreements with industry partners and technology licensing agreements with companies like Raytheon, Boeing, Lockheed Martin, Siemens, and General Electric for high value applications in military planning, cyber data analysis, battlespace visualization, oil and gas exploration and medical imaging. Although we do not have any definitive agreements in place that provide for such funding, we believe that the Federal Government would be interested in entering into funded arrangements based on past and existing discussions our management have had with Federal Government Program Managers. Likewise, we believe that Industry would be interested in entering into joint development agreements that could ultimately lead to licensing agreements. For example, Raytheon, Boeing and Schott Defense have provided letters of support for government grants that we have applied for, indicating their interest in working with us on the specific project if the grant were to be awarded. We have no formal agreements or commitments from Boeing or Raytheon beyond these initial discussions. We have had similar interactions with a number of companies, such as Lockheed, Honeywell, General Electric, Florida Institute of Human and Machine Cognition (IHMC), Cleveland Clinic, ShuffleMaster, etc. regarding our CSpace technology.

The above commercialization plan depends on our ability to convince potential customers (Government and Industry) that products based on our technology will meet their requirements and that the technical risk in developing products based on our technology will be acceptable to these potential customers. We are targeting high value applications that typically require products to be customized to the customer’s application. Since we understand the capabilities and limitations of CSpace better than potential customers, it is not unusual for this type of customer to ask the technology developer (in this case 3DIcon) to do most or part of the product development for or with the customer in exchange for funding by the customer. In 2016, we plan to continued to solicit the Federal Government and Industry to enter into customer-funded development contracts to develop our technology for or with those customers. Our goal is to generate sufficient funding from such arrangements that would meet or exceed the incremental costs of developing product prototypes for or with customers. If we are successful in completing the initial product prototypes on a timely basis, it is possible that the Company could generate licensing revenues from our CSpace technology beginning in the fourth quarter of 2017 . The Company believes that it has an experienced display industry and management team with a proven track record of successfully commercializing multiple display technologies to move our CSpace technology strategy forward.

Figure 2 - CSpace Architecture

In March of 2012, the Company implemented a new evolutionary, step-by-step commercialization strategy for the CSpace volumetric display technology. Under this strategy we are developing multiple staged prototypes with successively higher performance (brightness, resolution, and image size). Lab Proto 2 is a working prototype with significant improvements over Lab Proto 1 and was completed in October 2012. Our technical team increased the image size of Lab Proto 2 by a factor of eight (8x) and the brightness of the image by a factor of five (5x). Taken together with the 50 times higher brightness already achieved, Lab Proto 2 is 250 times (250x) brighter than Lab Proto 1.  Because of the larger image size and the much higher brightness, we achieved much higher effective resolution as well. Lab Proto 3, while not complete, is already 80 times brighter than Lab Proto 2 and more than 2,000 times brighter than Lab Proto 1.  Most of the engineering work (optics, electronics and software) is complete, and the focus is now on the image space materials.

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

Delays have been incurred in the efforts to seek the best possible solution to the material required for the image space.  Our federal funding strategy and JDA with Schott are specifically targeted at securing this material, though they have failed to provide the necessary capital to date.

We believe that Lab Proto 3 will enable the Company to credibly engage with potential customers and secure customer funded development contracts to develop even larger and higher resolution product prototypes. If we are successful in securing customer funded development contracts, we anticipate the development of various product prototypes, the first of which we have been calling the Trade Show Prototype. It is likely that in exchange for funding of the TradeShow Prototype, our initial customer will require an exclusive license to the technology in a particular field of use (e.g. medical imaging). The Company believes that any such exclusive license will be based on a set period of time during product and/or market development and based on performance thereafter. Failure by the customer to meet agreed upon performance criteria would most likely result in the license becoming non-exclusive. Any such exclusive license agreement would preclude the Company from working with other customers in that field of use during the period of the exclusive license. The Company does not believe that this strategy for funding the Tradeshow Prototype will significantly impact the revenue potential of the technology given the number of potential applications (fields of use). If successfully developed, the Trade Show Prototype, which is illustrated as an artist concept in Figure 3 below, will be fully packaged and portable so that it can be used for trade shows and on-site customer demonstrations. We believe that the Trade Show Prototype will enable the Company to market and secure licensing agreements with large government contractors and large medical or industrial products companies.

Figure 3 - Artist Concept of CSpace Trade Show Prototype

Federal Funding Strategy

As funding has increased for the 3D field, the Company has implemented a federal funding strategy to augment its other capital raising efforts.  In December 2013, the Company secured the services of Doug Freitag, an expert in identifying and obtaining government grants of the type we are seeking. The initial targets for this strategy included: the Obama Administration’s multi-agency priorities of advanced manufacturing and information technology (e.g., Big Data Research and Development Initiative with over $200 million annually); the Department of Defense’s priorities to reduce the cost of developing, testing, and manufacturing new weapon systems, enhance training and operation of autonomous systems and accelerate data-to-decisions; and Federal Aviation Administration’s on-going priority to enhance air traffic control systems. As a result of feedback from various Federal Government Program Managers, the strategy has changed and now places increased emphasis on a growing need for new technologies to visualize cyber data, military planning, medical imaging data, data collected when screening for contraband and validation of 3D engineering designs prior to manufacturing by 3D printing. The strategy also places greater emphasis on Small Business Innovation Research Grants where funding continues to grow, competition is limited to other small businesses, 3DIcon can more easily be the project leader, and the cycle for awards from the date of submission can be much faster. Larger contracts will still be considered but include other partners and may require one of more partners to lead the projects if awarded. A pre-proposal titled “Glasses-Free 3D Volumetric Display for to Enhance Mission Analysis” was submitted to the Defense Intelligence Agency on November 26, 2014. A proposal titled “3D Volumetric Display of Neurological Data Provided by MRI Imaging” was submitted to the National institute of Health on December 5, 2014 and is under review. A proposal titled “Transforming Cyber Data into Human-Centered 3D Visualizations” was submitted to the Air Force on February 25, 2015. A pre-proposal titled “Glasses-Free 3D Volumetric Visualization of Critical Data to Enhance Decision Making” was submitted to the DOD Combating Terrorism Technical Support Office on March 20, 2015. These submissions, have failed to produce funding necessary to accelerate the development process, though the Company will continue to pursue federal funding on a selective basis .

Joint Development Agreement with Schott Defense

As part of our federal funding strategy we intend to effectively compete by forming interdisciplinary teams with potential strategic partners (large and small), academic and commercial laboratories, and systems integrators providing integrated data visualization solutions.  The first of these partnerships was reached in March 2014 when the Company signed a JDA with Schott, a federally focused subsidiary of Schott North America.  Schott is a world-class multi-billion dollar company with significant experience and success in partnering with federal agencies for development projects.  In addition, Schott is one of the world’s leaders in developing specialty glass for many applications, including display technology.  This partnership, coupled with the expertise of Doug Freitag, should facilitate the Company’s federal funding strategy and our ability to create the unique materials required to advance the CSpace technology. In December of 2015 Schott AG closed the development office, Schott Defense, in Washington, D.C. It is unclear how this may impact the JDA going forward.

Commercialization Strategy & Target Applications

The Company plans to commercialize the CSpace volumetric 3D technology through customer funded research and development contracts and technology licensing agreements with companies like Boeing, Lockheed Martin, Siemens, and General Electric for high value applications like air traffic control, design visualization, and medical imaging. The Company plans to develop products for contract engineering and with joint development customers. At this time the Company does not have any commercialized products and does not plan to develop its own products based on the CSpace technology due to the high value / low volume nature of the best-fit initial applications for this technology. These applications include but are not limited to the following:

▪	Healthcare (diagnostics, surgical planning, training, telemedicine, biosurveillance);
▪	Cyber Security Data Visualization;
▪	Military (operational planning, training, modeling and simulation, battlespace awareness, damage assessment, autonomous piloting);
▪	Physical Security (passenger, luggage & cargo screening);
▪	Mining, Oil & Gas Exploration; or
▪	Meteorological and Oceanographic data visualization.

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

▪	I - Swept Volume Displays - We have successfully achieved the initial demonstration and proof of technology for this approach.
▪	II - Static Volumetric Displays - This technology was ranked by the University as the best for further development.
▪	III - Stacked Volume Displays - We also have investigated the technologies for developing innovative Stacked Volumetric Displays.

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

Key Patents Exclusively Licensed to 3DIcon from OU:

Patents Granted

•	“3D Volumetric Display” - 8,247,755, August 21, 2012
•	“3DLight Surface Display” - 8,075,139, December 13, 2011
•	“Light Surface Display for Rendering a Three-Dimensional Image” - 7,858,913, December 28, 2010
•	“Volumetric Liquid Crystal Display” - 7,537,345, May 26, 2009
•	“Computer System with Digital Micromirror Device” - 8,487,865, July 16, 2013

International Patents Granted

•	Granted - Japan
•	“Light Surface Display for Rendering a Three-Dimensional Image” - Japanese Patent Number 5,594,718, August 15, 2014

International Patents Pending

•	Pending
•	“Light Surface Display for Rendering a Three-Dimensional Image” - European Application Number EP07755984, Filed April 25, 2007
•	“Ultra High Resolution Three-Dimensional Display” - July 26, 2013
•	“Holoform Projection Display” - March 12, 2013

Employees

We had three employees as of March 30, 2016: Mr. Victor Keen, Chief Executive Officer, Mr. Ronald Robinson, Chief Financial Officer and Ms. Judith Keating, Company Secretary and Director of Investor Relations. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $22,158,990 for the period from inception (January 1, 2001) to December 31, 2015. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

Although the volumetric 3D display technology that we are attempting to develop is new, and although at present we are aware of only a limited number of companies that have publicly disclosed their attempts to develop similar technology, we anticipate a number of companies are or will attempt to develop technologies/products that compete or will compete with our technologies. Further, even if we are the first to market with a technology of this type, and even if the technology is protected by patents or otherwise, because of the vast market and communications potential of such a product, we anticipate the market will be flooded by a variety of competitors (including traditional display companies), many of which will offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to prospective customers. In addition, many if not all of our competitors and potential competitors will initially be larger and have greater financial resources than we do. Some of the companies with which we may now be in competition, or with which we may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Further, technology in this industry may evolve rapidly once an initially successful product is introduced, making timely product innovations and use of new technologies essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render any product we initially market obsolete and unmarketable. If we or our partners are not able to deliver to market products that respond to industry changes in a timely manner, or if our products do not perform well, our business and financial condition will be adversely affected.

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

Our success depends to a significant extent upon the continued services of our Board of Directors, management officers and our Chief Technology Officer .  Our success also depends on our ability to attract and retain other key executive officers.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

In their report dated March [*], 2016, our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we are a development stage organization with insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require between $1.2 and $1.5 million  additional funds through December 2016 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

At this time, we do not own any intellectual property in Volumetric Liquid Crystal Display or Light Surface Display for Rendering Three-Dimensional Images, and, apart from the SRA with the University and the exclusive worldwide marketing rights thereto, we have no contracts or agreements pending to acquire the intellectual property .

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

Risks Relating to Our Current Financing Arrangements:

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.

Our amended and restated certificate of incorporation currently authorizes us to issue up to 1,500,000,000 shares of common stock and 2,500,000 shares of preferred stock. As of March 24, 2016, we had a total of 115,600,999 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, our equity plans, warrants and convertible notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

If we are unable to enter into new arrangements to issue shares of our common stock or securities convertible or exercisable into shares of our common stock, our ability to complete equity-based financings or other transactions that involve the potential issuance of our common stock or securities convertible or exercisable into our common stock, will be limited. In lieu of issuing common stock or securities convertible into our common stock in any future equity financing transactions, we may need to issue some or all of our authorized but unissued shares of preferred stock, which would likely have superior rights, preferences and privileges to those of our common stock, or we may need to issue debt that is not convertible into shares of our common stock, which may require us to grant security interests in our assets and property and/or impose covenants upon us that restrict our business. If we are unable to issue additional shares of common stock or securities convertible or exercisable into our common stock, our ability to enter into strategic transactions such as acquisitions of companies or technologies, may also be limited. If we propose to amend our amended and restated certificate of incorporation to increase our authorized shares of common stock, such a proposal would require the approval by the holders of a majority of our outstanding shares of common stock, and we cannot assure you that such a proposal would be adopted. If we are unable to complete financing, strategic or other transactions due to our inability to issue additional shares of common stock or securities convertible or exercisable into our common stock, our financial condition and business prospects may be materially harmed.

There are a large number of shares underlying our convertible debentures, and warrants  that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 30, 2016, we had 1,384,399,001 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into estimated 30,038,541,681shares of common stock at current market prices, although the Company currently would not have enough authorized shares to issue such estimated conversion shares. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors ("Golden State") to purchase 18,395 shares of common stock at an exercise price of $381.50. Additionally, there are 19,250,000 warrants to purchase common shares at an exercise price of $0.0055, which warrants were issued to investors that also purchased 385,000 shares of Series A Convertible Preferred Stock, which remaining shares are convertible into an aggregate of 34,500,000 shares of common stock. The sale of the shares underlying the convertible debentures, the Series A Convertible Preferred Stock and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. Additionally, as of March 30, 2016, we have only 115,600,999 unissued authorized shares available.

The conversion price of our convertible debentures  is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debenture (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $65,095 and market prices 25%, 50% and 75% below the market price as of March 30, 2016 of $0.002.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable(1)	Stock
25%	$0.0002	$0.0002	39,779,412,942	11,247%
50%	$0.0002	$0.0001	59,669,444,887	16,871%
75%	$0.0001	$0.0001	119,339,540,720	33,742%

(1) Shares issuable exclude 18,395 shares underlying the remaining warrants exercisable at $381.50 per share.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

Our executive offices are located at 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136. The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. On July 2, 2015 the Lease Agreement was amended (amendment 3) to extend the expiration date to July 31, 2018.

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

2016 Fiscal Year

	High	Low
First Quarter ended March 31, 2016*	$0.[*]	$0.[*]
* through March [*], 2016

2015 Fiscal Year

	High	Low
First Quarter ended March 31, 2015	$0.0036	$0.0012
Second Quarter ended June 30, 2015	$0.0022	$0.0007
Third Quarter ended September 30, 2015	$0.0019	$0.0003
Fourth Quarter ended December 31, 2015	$0.0005	$0.0001

2014 Fiscal Year

	High	Low
First Quarter ended March 31, 2014	$0.039	$0.0031
Second Quarter ended June 30, 2014	$0.019	$0.0063
Third Quarter ended September 30, 2014	$0.012	$0.0031
Fourth Quarter ended December 31, 2014	$0.005	$0.0020

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 30, 2016 we had approximately 410 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Equity Compensation Plan Information

We have two stock-based compensation plans, the 2014 Equity Incentive Plan and the 2015 Equity Incentive Plan, together referred to herein as the “Stock Plans.” As of March [*], 2016, 23,030,274 options to purchase our common stock were issued and outstanding under the Stock Plans with a weighted-average price of $0.08.

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
Plan category	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders:

2014 Plan	50,000,000	$0.08	750,103
2015 Plan	85,000,000	0.08	4,687,699
Total	135,000,000	$0.08	5,437,802

Recent Sales of Unregistered Securities

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

In March 2015, the Company issued and sold a convertible note (the “March 2015 5% Note") in aggregate Principal Sum of $250,000 to JMJ Financial (“JMJ”).  The 5% Note includes a $25,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid (the “Principal Sum”) to the Company. During 2015, JMJ advanced $30,000 on the 5% Note and earned $3,084 OID. In addition to the OID, the March 2015 5% Note provides for a one-time interest charge of 5% to be applied to the Principal Sum. If the Company repays the 5% Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the March 2015 5% Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of March 2015 5% Note, JMJ may, at its election, convert all or a part of the $250,000 note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The principal of the March 2015 5% Note is due two years from the date of each of the principal amounts advanced.

In March 2015, the Company issued and sold a convertible note (the “5% Promissory Note") in aggregate Principal Sum of $87,500 to Typenex Co-Investment, LLC, (“Typenex”). The 5% Promissory Note includes a $7,500 OID that will be prorated based on the advances actually paid to the Company. Accordingly during 2015, the Company received $80,000 gross proceeds from which the Company paid legal and documentation fees of $20,000 and placement agent fees of $6,750. In addition to the OID, the 5% Promissory Note provides for a one-time interest charge of 5% to be applied to the principal of the 5% Promissory Note. If the Company repays the 5% Promissory Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the 5% Promissory Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Accordingly, $8,066 of interest has been added to the note. Pursuant to the terms of 5% Promissory Note, Typenex may, at its election, convert all or a part of the $87,500 principal and interest thereon of the 5% Promissory Note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to the election to convert. Under the terms of the 5% Promissory Note, the company is required to maintain a reserve of authorized and unissued common stock equal to three times the number of common shares necessary to convert the total outstanding balance of the 5% Note (the “Share Reserve”). On July 28, 2015 the Company informed Typenex that there were insufficient common stock available to maintain the Share Reserve and therefore an event of default occurred. Under the terms of the default, a 15% default interest rate is applied to the outstanding principle of the note and the note begins to accrue interest at 22%. Accordingly, $13,781 of default interest was added to the note and the note began accruing interest at 22%. The principal of the 5% Promissory Note is due one year from the March 2015 effective date.

For the year ended December 31, 2015, Golden State converted $700 of the 4.75% convertible debenture into 59,974,884 shares of common stock at $0.000012 per share and exercised 200 warrants at $381.50 per share for $76,210 and advanced $54,710 for future exercise of warrants under the terms of the securities purchase agreements.

For the year ended December 31, 2015, JMJ converted $33,084 of the convertible promissory note into 199,128,571 shares of common stock at $0.00017 under the terms of the securities purchase agreements.

During the year ended December 31, 2015, Typenex converted $52,000 of the 5% Note into 277,083,333 shares of common stock at an average of $0.0002 per share based on the formula in the 5% Note. Additionally the Company paid Typenex $57,347 in settlement fees under the terms of the note and retired the remaining balance of the note.

For the year ended December 31, 2015, shares of common stock totaling 46,747,170 were issued for legal and consulting services for which the Company recognized $60,001 of expense.

For the year ended December 31, 2015, shares of common stock totaling 31,912,663 were issued for consulting services for which the Company reduced accounts payable by $75,000.

Subsequent to December 31, 2015, 8,445,946 shares of common stock were issued for 2015 consulting services for which the Company reduced accounts payable by $12,500.

Subsequent to December 31, 2015, 5,000,000 shares of common stock were issued for 2015 consulting services for which the Company reduced accounts payable by $4,500.

Subsequent to December 31, 2015, the Company issued an aggregate of 1,589,010 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 23, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 23, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,402.72 owed by the Company to the Recipients. Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,355 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,281 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company.

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

Overview of Business

We are a development stage company. Our mission is to pursue, develop and market full-color volumetric 3D technology. Through a SRA with the University of Oklahoma, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The developments to date have resulted in the University filing seven provisional patents; six of the seven provisional patents have been combined and converted to four utility patents. On May 26, 2009, the United States Patent and Trademark Office (“USPTO”) approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913.  On December 13, 2011, USPTO approved a continuation patent called “3D Light Surface Display,” and issued the US Patent No. 8,075,139. On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe what we are calling our CSpace technology. At this time, we do not own any intellectual property rights in these technologies, and, apart from the SRA with the University, have no contracts or agreements pending to acquire such rights or any other interest in such rights. We plan to market the technology and the intellectual property developed by the University and our staff by targeting various industries, such as retail, manufacturing, entertainment, medical, healthcare, transportation, homeland security and the military. On April 6, 2009, we filed a provisional patent on an emissive two-dimensional screen that is controlled and driven by a standard digital light projector or other optical input source. This provisional patent is called "Flexible/Inflexible Front/Back Projection screen or display" and is owned solely by 3DIcon Corporation.   Through the current agreement with the University of Oklahoma, the University filed a continuation patent application on November 19, 2010, called “3D Light Surface Display”.  This application provides additional protections of our CSpace technology.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Revenue

The Company received $5,122 and $70,748 from the OCAST grant for the years ended December 31, 2015 and 2014, respectively. The OCAST grant was cancelled in March 2015 upon the resignation of the principal investigator.

In January 2008 we launched our first software product Pixel Precision. We appointed Digital Light Innovations for the sales and distribution of this product in March 2008. We have earned income of $-0- and $15,000 before commissions and costs from the sales of Pixel Precision for the years ended December 31, 2015 and December 31, 2014, respectively.

Research and Development Expenses

The research and development expenses were $47,738 for the year ended December 31, 2015 as compared to $198,550 for the year ended December 31, 2014. The decrease was a result of the March 2015 resignation of Dr. Hakki Refai, our principle investigator of $108,000, and the curtailment of research and development activities of $43,000 due to the lack of adequate funding.

General and Administrative Expenses

Our general and administrative expenses were $800,012 for the year ended December 31, 2015 as compared to $1,065,167 for the year ended December 31, 2014. The decrease is due to a decrease in legal fees of $203,00 primarily due to the amortization of deferred legal fees related to debentures issued, a decrease of $7,100 in travel and related expense, a decrease in financing fees of $80,200 primarily due to the 3a 10 settlement agreement, in 2014, a decrease of $95,500 in marketing and public relation consultant fees, a decrease in consultant fees of $53,400 and a decrease in shareholder meeting expense of $7,600 from the 2014 shareholder briefing.

Interest Expense

Interest expense for the year ended December 31, 2015 was $57,787 as compared to $75,735 for the year ended December 31, 2014. The decrease in interest expense resulted from the decrease of $22,400 in amortization of OID from debentures issued, a decrease of $5,300 in interest paid on our outstanding debentures and bridge notes and $10,300 increase in other interest expense for the 115% default rate charged on the Typenex debenture.

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

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2015, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $11,121 at December 31, 2015.

We had negative working capital of $1,341,106 at December 31, 2015.

During the year ended December 31, 2015, we used $142,491 of cash for operating activities, a decrease of $507,923 or 78% compared to the year ended December 31, 2014. The decrease in the use of cash for operating activities was a result of the decrease in the net loss of approximately $353,000 and the decrease in stock and options issued for service of approximately $48,500 and the change in accounts payable and accrued liabilities in 2015 of approximately $265,000.

Cash used in investing activities during the year ended December 31, 2015 and 2014 was $-0-.

Cash provided by financing activities during the year ended December 31, 2015 was $119,127, a decrease of $495,003 or 81% compared to the year ended December 31, 2014.  The decrease was the result of a decrease in funding under the terms of the convertible debentures from Golden State and bridge notes issued in 2014 of approximately $578,335 less the cash payments of $83,333 on the Typenex and Global Capital/CPUS debentures.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 2016 as a result of a maturity extension agreement received by the Company in March 2015, and warrants to buy 25,571 shares of the common stock at an exercise price of $381.50 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During 2014, Golden State converted $4,710 of the $100,000 debenture into 98,093,643 shares of common stock, exercised warrants to purchase 1,347 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $349,310 against future exercises of warrants of which $513,390 was applied to the exercise of warrants leaving $21,591 of unapplied advances at December 31, 2014.  During the year ended December 31, 2015, Golden State converted $700 of the $100,000 debenture into 59,974,884 shares of common stock, exercised warrants to purchase 200 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $54,710 against future exercises of warrants of which $76,246 was applied to the exercise of warrants leaving $55 of unapplied advances at December 31, 2015.

In September 2013, the Company was awarded a grant from Oklahoma Center for the Advancement of Science and Technology (“OCAST”). This matching grant is for $300,000 and had a start date of January 1, 2014. The Company earned $5,122 and $70,748 from the grant during the year ended December 31, 2015 and 2014 respectively. The money was being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology. The grant was cancelled in March 2015 upon the resignation of Dr. Hakki Refai, the principal investigator under the grant.

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

Director Debenture

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and subsequently extended to December 26, 2014, again extended to June 30, 2015, and again extended to June 30, 2016. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum. Subsequent to December 31, 2015, the Company issued to Mr. Keen and Mr. Keating 1,193,582 and 19,266 shares of its newly designated Series B Preferred, respectively, in accordance with Securities Purchase Agreements dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under these convertible debenture are deemed satisfied, exchanged and converted.

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to December 31, 2014 and subsequently extended to December 31 , 2015and again extended to June 30, 2016.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.  Subsequent to December 31, 2015, the Company issued to NOTK 50,149 shares of its newly designated Series B Preferred in accordance with a Securities Purchase Agreement dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under the 10% convertible debenture are deemed satisfied, exchanged and converted.

5% Convertible Bridge Notes

On June 6, 2012 and August 1, 2012, the Company issued and sold convertible promissory notes (the “5% Notes") in aggregate principal amount of $415,000 to JMJ Financial (“JMJ”).  The 5% Notes includes a $40,000 original issue discount (the “OID”) that will be prorated based on the advances actually paid to the Company. During 2012, JMJ advanced $150,000 on the 5% Notes and earned $14,000 OID. During 2013, JMJ advanced an additional $120,000 on the 5% Notes and earned $32,205 OID and accrued interest.  During 2013, JMJ converted $203,700 of the 5% Notes into 31,854,924 shares of common stock at an average of $0.00639 per share based on the formula in the 5% Notes. During 2014, JMJ advanced an additional $75,000 on the 5% Notes and earned $5,975 OID and accrued interest.  During 2014, JMJ converted $148,680 of the 5% Notes into 47,848,529 shares of common stock at an average of $0.003 per share based on the formula in the 5% Notes. In addition to the OID, the 5% Notes provides for a one-time interest charge of 5% to be applied to the principal sum advanced.   During 2015, JMJ earned $13,504 OID and accrued interest and converted $63,504 of the 5% Notes into 43,000,000 shares of common stock at an average of $0.002 per share, which retired the remaining balance on the 5% Note. Pursuant to the terms of 5% Notes, JMJ may, at its election, convert all or a part of the $275,000 note and the $140,000 note into shares of the Company's common stock at a conversion rate equal to the lesser of (i) $0.15 and $0.35, respectively or (ii) 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. If the Company repays the 5% Notes on or before ninety days from the date it was issued, the interest rate will be zero percent. If the Company does not repay the 5% Notes on or before ninety days from the date it was issued, a one-time interest charge of 5% shall be applied to the principal. The Company did not repay the 5% Notes within the ninety day period. The principal of the 5% Notes is due one year from the date of each of the principal amounts advanced.

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

On March 16, 2015 (the “Amendment Date”), the Company entered into a fifth amendment agreement (the “Fifth Keen Amendment”) with Keen to amend the Keen Bridge note. Pursuant to the Fifth Keen Amendment, Keen agreed to extend the maturity of the Note from December 31, 2014 to December 31, 2015 (the “New Maturity Date”) and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA. Subsequent to December 31, 2015, the Keen Bridge Note was extended to June 30, 2016.

Subsequent to December 31, 2015, the Company issued to Mr. Keen 1,193,582 shares of its newly designated Series B Preferred in accordance with Securities Purchase Agreements dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under these convertible debenture are deemed satisfied, exchanged and converted.

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

The Senior Note matured on July 1, 2014 and did not carry interest. However, in the event the Senior Note was not paid on maturity, all past due amounts would accrue interest at 15% per annum. The Senior Note was paid on maturity and interest was not incurred. At any time subsequent to six months following the Date of Issuance, the Senior Note holder may elect to convert all or any portion of the outstanding principal amount of the Senior Note into shares of Common Stock at a conversion price equal to the lesser of 100% of the VWAP, as reported for the 5 trading days prior to the Date of Issuance or 80% of the average VWAP during the 5 days prior to the date the holder delivers a conversion notice to the Company. During 2014, the holder of the $205,000 note converted $180,000 of the note into 83,705,721 common shares at an average price of $0.0021 per share under the terms of the debenture agreement. During 2014 the remaining $25,000 balance of the note was paid in cash to retire the note.

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

10% Convertible Debenture due August 2015

On August 15, 2014, the Company issued and sold to an accredited investor a Convertible Debenture (the “10% Debenture”) in the principal amount of $150,000. The 10% Debenture included a 3% original issue discount. Accordingly, the Company received $145,500 gross proceeds, from which the Company paid legal and fees of $5,000. During the year ended December 31, 2015, the holder of the 10% Debenture, converted $150,000 of the 10% Debenture into 172,431,667 shares of common stock at an average of $0.0001 per share based on the formula in the 5% Notes. The 10% Debenture hada maturity date of August 15, 2015 and carries a 10% interest rate. Subject to a 4.99% beneficial ownership limitation, the holder of the 10% Debenture may, at any time, elect to convert all or any portion of the outstanding principal amount of the 10% Debenture into shares of Common Stock at a conversion price equal Sixty Five Percent (65%) of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for 15 trading days prior to conversion.

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

Advancements by Mr. Victor Keen

Mr. Victor F. Keen, Chief Executive Officer of the Company, has entered into several advancement transactions, whereby Mr. Keen provided funds to the Company. Specifically, Mr. Keen advanced the Company $145,000 in October 2015 and $103,000 in July, August, and September 2015. In addition, Mr. Keen has previously advanced the Company $34,000 in November 2014. The total amount of these advancements by Mr. Keen to the Company, as of the date of this filing, is $282,000 and is included in accounts payable.   The Company is also indebted to Mr. Keen for his accrued salary from January 1, 2014 through December 31, 2015 totaling $300,000 and is included in accrued salaries. Additionally, Mr. Keen holds two convertible debentures totaling $75,000 which are included in debentures payable and discussed above.  Subsequent to December 31, 2015, the Company issued to Mr. Keen 1,193,582 shares of its newly designated Series B Preferred in accordance with a Securities Purchase Agreement dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts advanced to the Company are deemed satisfied, exchanged and converted.

Series B Convertible Preferred Stock

Subsequent to December 31, 2015, the Company issued an aggregate of 1,589,010 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 23, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 23, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,403 owed by the Company to the Recipients. Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,355 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,2812 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company.

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

Subsequent Events

Keen Bridge Note

In March 2016 Mr. Keen agreed to extend the maturity of the Note from December 31, 2015 to June 30, 2016.

Frietag consulting Agreement

Subsequent to December 31, 2015, 5,000,000 shares of common stock were issued for 2015 consulting services for which the Company reduced accounts payable by $4,500.

Incentive Stock Plan

Shares totaling 8,445,946 were issued from the 2015 EIP during 2016 for prior services rendered for which the Company reduced accounts payable by $12,500. There are 4,800,312 shares available for issuance under the 2015 EIP.

Series B Convertible Preferred Stock

On March 21, 2016, 3DIcon Corporation, an Oklahoma corporation (the “Company”), filed with the Secretary of State of the State of Oklahoma a Certificate of Designation (the “Certificate of Designation”), included here as Exhibit 3.1 and incorporated herein by reference, setting for the Preferences, Rights and Limitation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”). The Two Million (2,000,000) shares of Series B Preferred designated under the Certificate of Designation have a stated value of $1.00 per share (the “Stated Value”). Under the Certificate of Designation, the holders of the Series B Preferred have the following rights, preferences and privileges:

The holders of Series B Preferred are not entitled to receive dividends but have voting rights equal to the number of shares of the Company’s common stock (“Common Stock”) into which their Series B Preferred can be converted, whether or not the shares are available for issuance.

At the option of the holder, Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. The Series B Preferred Stock will automatically be converted into Common Stock if (i) at anytime the 5 day average VWAP of the Company’s Common Stock prior to such automatic conversion is equal to $0.10 or more; or (ii) the Company enters into a transaction for which the Company enters into a share exchange agreement or agreement and plan of merger, which agreement is executed within ninety (90) days after the date of the Certificate of Designation and pursuant to which the Company thereafter becomes a consolidated company with another entity, and the Company issues equity securities of the Company. Such automatic conversion would be converted by the same method described above for discretionary conversions.

In the event of any i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or ii) sale, merger, consolidation, reorganization or other transaction that results in a change of control of the Company, each holder of a share of Series B Preferred shall be entitled to receive, subject to prior preferences and other rights of any class or series of stock of the Company senior to the Series B Preferred, but prior and in preference to any distribution of any of the assets or surplus funds of the Company to holders of Common Stock, or any other class or series of stock of the Company junior to the Series B Preferred, an amount equal to the Stated Value (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Preference Amount”). After such payment has been made to the holders of Series B Preferred of the full Preference Amount to which such holders shall be entitled, the remaining net assets of the Company available for distribution, if any, shall be distributed pro rata among the holders of Common Stock. In the event the funds or assets legally available for distribution to the holders of Series B Preferred are insufficient to pay the Preference Amount, then all funds or assets available for distribution to the holders of capital stock shall be paid to the holders of Series B Preferred pro rata based on the full Preference Amount to which they are entitled.

Subsequent to December 31, 2015, the Company issued an aggregate of 1,589,010 shares of Series B Preferred in connection with Securities Purchase Agreements dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 23, 2016 issued, to certain officers, directors, consultants and service providers and the Recipients had agreed to accept, and on March 23, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,403 owed by the Company to the Recipients. Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,3552 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,281 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes. During the most recent quarter ended December 31, 2015, there has been no change in our internal control over financial reporting(as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Victor F. Keen	74	Chief Executive Officer and Director
Ronald Robinson	70	Chief Financial Officer
John O'Connor	61	Chairman of the Board
Martin Keating	74	Director

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

Employment Agreement

Employment Agreement - On March 13, 2012, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with Mark Willner, pursuant to which Mr. Willner began serving as the Company’s Chief Executive Officer. Under the terms of the Employment Agreement, Mr. Willner was entitled to an annual base salary of $180,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Mr. Willner five-year stock options to purchase 57,143 shares at a price equal to the average price of the five day period prior to March 19, 2012 which was $0.35 (the “Strike Price”). Furthermore, since Mr. Willner remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571.5 shares at the Strike Price. In addition, since the Company achieved certain quarterly business objectives, Mr. Willner received, at the end of each such quarterly period, a further grant of stock options to purchase 28,571.5 shares at the Strike Price. The estimated fair value of each of the 57,143 block of options, valued at $18,840, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

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

Employment Agreement - On March 16, 2012, the Company entered into a one (1) year Agreement for At-Will Employment with Assignment of Inventions (“Employment Agreement”) with George Melnik, pursuant to which Dr. Melnik began serving as the Company’s Senior Technical Advisor. Under the terms of the Employment Agreement, Dr. Melnik was entitled to an annual base salary of $144,000, and, at the discretion of the Company’s Board of Directors, performance-based bonuses and/or salary increases. Pursuant to the Employment Agreement, the Company granted Dr. Melnik five-year stock options to purchase 28,571 shares at a price equal to the average price of the five day period prior to March 16, 2012 which was $0.35 (the “Strike Price”). Furthermore, since Dr. Melnik remained employed by the Company at the end of each quarter ending June 30, 2012, September 30, 2012 and December 31, 2012, he received additional stock options to purchase 28,571 shares at the Strike Price. In addition, since the Company achieved certain quarterly business objectives, Dr. Melnik received, at the end of each such quarterly period, a further grant of stock options to purchase 28,571 shares at the Strike Price. The estimated fair value of each of the 28,571 block of options, valued at $9,420, was determined using the Black-Scholes option pricing model and was charged to operations in March 2012, June 2012, September 2012 and December 2012. The expected dividend yield of $-0- is based on the average annual dividend yield as of the grant date. Expected volatility of 163% is based on the historical volatility of the stock since July 25, 2007, the day the Company began trading on the Over-The-Counter Bulletin Board. The risk-free interest rate of 1.87% is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option of five years is based on historical exercise behavior and expected future experience.

The Employment Agreement could be terminated with or without reason by either the Company or Dr. Melnik and at any time, upon sixty (60) days written notice. The Employment Agreement was mutually terminated on November 30, 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2015, 2014 and 2013 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	2015	$150,000	$-	$-	$-	$-	$-	$-	$150,000
CEO*	2014	$150,000	$-	$-	$-	$-	$-	$-	$150,000
	2013	$-	$-	$-	$-	$-	$-	$-	$-

Mark Willner	2015	$-	$-	$-	$-	$-	$-	$-	$-
Former CEO **	2014	$162,000	$-	$-	$-	$-	$-	$-	$162,000
	2013	$173,000	$-	$-	$75,360	$-	$-	$-	$248,300

Ronald Robinson	2015	$72,000	$-	$-	$-	$-	$-	$-	$72,000
CFO ****	2014	$72,000	$-	$-	$-	$-	$-	$-	$72,000
	2013	$66,000	$-	$-	$-	$-	$-	$-	$66,000

Chris Dunstan	2015	$-	$-	$-	$-	$-	$-	$-	$-
Former CFO ***	2014	$-	$-	$-	$-	$-	$-	$-	$-
	2013	$5,000	$-	$-	$-	$-	$-	$-	$5,000

Martin Keating	2015	$-	$-	$-	$-	$-	$-	$-	$-
Director &	2014	$-	$5,000	$-	$-	$-	$-	$-	$5,000
Former CEO	2013	$-	$-	$-	$-	$-	$-	$-	$-

Hakki Refai	2015	$36,000	$-	$-	$-	$-	$-	$-	$36,000
	2014	$144,000	$-	$-	$-	$-	$-	$-	$144,000
	2013	$144,000	$-	$-	$-	$-	$-	$-	$144,000

*	Victor Keen was appointed CEO November 1, 2013 and waived any compensation for 2013.

**	Mark Willner was the Company’s Chief Executive Officer from March 19, 2012 to November 1, 2013. See the “Employment Agreement” section for a discussion of Mr. Willner’s compensation arrangement.

***	On January 28, 2013, the Company decided not to renew its agreement with Christopher T. Dunstan pursuant to which Mr. Dunstan served as the Company’s Interim Chief Financial Officer.

****	Ronald Robinson was appointed CFO of the Company effective January 28, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2015:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Victor Keen, CEO	11,078,538	-		$0.01 to 0.234	2018-2022	-	-	-	-
Mark Willner, former CEO	228,572	-	-	$0.35	2017	-	-	-	-

Director Compensation 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$150,000	-	$-	-	-	-	$150,000
Martin Keating	$-	-	$-	-	-	-	$-
John O'Connor	$-	-	$-	-	-	-	$-
Sidney Aroesty	$-	-	$-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 30, 2016 by:

·	each director;

·	each officer named in the summary compensation table;

·	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

·	all directors and executive officers as a group.

	Number of Shares Beneficially		Percentage
Name of Beneficial Owner (1)	Owned (7)	Class of Stock	Outstanding (2)(7)
Victor F. Keen, CEO, Director(3)(7)	67,848,690	Common	4.68%

Ronald Robinson , CFO(4)(7)	222,426	Common	*	%

Martin Keating , Director(5)(7)	2,635,524	Common	*	%

John O'Connor, Director (6)(7)	2,968,888	Common	*	%

All directors and executive officers as a group (4 persons)	73,675,527	Common	5.07%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o 3DIcon Corporation, 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136.
(2)	Applicable percentage ownership is based on 1,384,399,001 shares of common stock outstanding as of March [*], 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March [*], 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage.
(3)	Represents 3,020,152 shares owned by Mr. Keen and (i) 11,078,538 shares of common stock issuable upon exercise of vested options to purchase 11,078,538 shares of common stock at a weighted average of $0.09 per share; (ii) 1,500,000 shares of common stock issuable upon conversion of a $15,000 Convertible Note; (iii) 19,000,000 shares of common stock issuable upon conversion of a 265,000 shares of Series A convertible Preferred stock; (iv) 20,000,000 common stock issuable upon conversion of a $60,000 convertible Note assuming a $0.003 conversion price; (v) 13,250,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock. Victor Keen is our Chief Executive Officer and Director. Does not include the 1,193,582 shares of Series B Preferred held by Mr. Keen or the Common Stock into which the Series B Preferred are convertible.

(4)	Represents 178,366 shares owned by Mr. Robinson, 999 shares in Mr. Robinson’s IRA, and 43,061 shares owned by Robinson, Freeman, PC, a corporation of which Mr. Robinson owns a 50% interest. Ronald Robinson is our Chief Financial Officer. Does not include the 85,771 shares of Series B Preferred held by Mr. Robinson or the Common Stock into which the Series B Preferred are convertible.
(5)	Represents (i) 1,942,499 shares of common stock owned by Mr. Keating, (ii) 286,453 options and (iii) 406,572 shares of common stock owned by Mr. Keating's wife, Judy Keating. Does not include the 19,266 shares of Series B Preferred held by Mr. Keating or the Common Stock into which the Series B Preferred are convertible.
(6)	Represents (i) 3,143 shares of common stock owned by Mr. O'Connor and (ii) 2,857 shares of common stock owned by the John M. and Lucia D. O'Connor Revocable Living Trust over which Mr. O'Connor has voting and investment control and, (iii) 619,205 shares owned by Newton O’Connor & Ketchum (“NOTK”), a corporation of which Mr. O’Conner is partial owner; (iv) 1,144,710 shares of common stock issuable upon conversion of a $29,007 Convertible Note owned by NOTK; and (v) 1,198,973 options and warrants owned by Mr. O'Connor or NOTK. Does not include the 50,149 shares of Series B Preferred held by NOTK or the Common Stock into which the Series B Preferred are convertible.
(7)	None of the beneficially owned shares or percentages of the outstanding include shares of Common Stock into which the respective holdings of Series B Preferred could be converted. Due to the lack of authorized and unreserved shares of Common Stock, the Company is currently unable to issue shares of Common Stock, even if the holders of Series B Preferred stock were to request conversion. However, if the Company had enough authorized shares, each share of Series B Preferred owned by the respective officer or director would be convertible into 1,914 shares of Common Stock.

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

Subsequent to December 31, 2015, the Company issued an aggregate of 1,589,010 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 23, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 23, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,402.72 owed by the Company to the Recipients. Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,354.62 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291.25 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,280.82 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791.49 owed to it for services provided to the Company.

Director Independence

Of the members of the Company's Board of Directors, none of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014 were approximately $72,000 and $68,700, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2015 and 2014 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2015 and 2014 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2015 and 2014 were $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (20)

3.10	Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (23)

4.1	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.2	Form of Convertible Bridge Note (8)

4.3	Form of Convertible Debenture dated June 25, 2013 (18)

4.4	Senior Convertible Note dated October 1, 2013 (19)

4.5	Convertible Promissory Note dated March 5, 2015 (22)

4.6	Convertible Note dated March 4, 2015 (22)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

10.32	Securities Purchase Agreements dated December 11, 2015 (23)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 21, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

(22)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on May 15, 2015 (File No. 000-54697)

(23)	Incorporated by reference to Current Report on Form 8-K as filed on March 24, 2016 (File No. 000-54697)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: March 30, 2016	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Martin Keating	Director	March 30, 2016
Martin Keating

By:	/s/ John O'Connor	Director	March 30, 2016
John O'Connor

By:	/s/ Victor F. Keen	Director	March 30, 2016
Victor F. Keen

3DIcon CORPORATION

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

3DIcon Corporation

We have audited the accompanying balance sheets of 3DIcon Corporation (the Company) as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 30, 2016

3DIcon CORPORATION

BALANCE SHEETS

December 31, 2015 and December 31, 2014

	2015	2014
Assets
Current assets:
Cash	$11,121	$34,485
Prepaid expenses	21,321	17,149
Total current assets	32,442	51,634

Deferred debt costs, net	-	3,125
Deposits-other	2,315	2,315
Total Assets	$34,757	$57,074

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$183,402	$405,791
Warrant exercise advances	55	21,591
Accounts payable	823,695	384,639
Accrued salaries	317,134	158,102
Accrued interest on debentures	49,262	36,777
Total current liabilities	1,373,548	1,006,900

Total Liabilities	1,373,548	1,006,900

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 and 355,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	69	71
Common stock $0.0002 par, 1,500,000,000 shares authorized; 1,370,953,255 and 539,674,567 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	274,191	107,935
Additional paid-in capital	20,545,939	20,200,743
Accumulated deficit	(22,158,990)	(21,258,575)
Total Stockholders' Deficiency	(1,338,791)	(949,826)
Total Liabilities and Stockholders' Deficiency	$34,757	$57,074

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

	2015	2014
Income:
Sales	$-	$15,000
Grant income	5,122	70,748

Total income	5,122	85,748

Expenses:
Research and development	47,738	198,550
General and administrative	800,012	1,065,167
Interest	57,787	75,735

Total expenses	905,537	1,339,452

Net loss	$(900,415)	$(1,253,704)

Loss per share:
Basic and diluted	$(0.001)	$(0.003)

Weighted average shares outstanding, basic and diluted	885,586,389	394,420,243

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2013	195,000	$39	248,191,414	$49,638	$18,618,714	$(20,004,871)	$(1,336,480)
Warrants and options exercised	-	-	1,347	1	513,389	-	513,390
Debentures converted	-	-	245,458,693	49,092	287,460	-	336,552
Stock issued for services	-	-	28,205,571	5,641	102,859	-	108,500
Stock issued for liabilities	-	-	13,131,828	2,626	3,641	-	6,267
Preferred stock and options issued for cash	190,000	38	-	-	155,036	-	155,074
Preferred stock converted to common shares	(30,000)	(6)	3,000,000	600	(594)	-	-
Warrants issued to purchase common stock	-	-	-	-	34,926	-	34,926
Shares subject to expired put calls restored	-	-	1,685,714	337	485,312	-	485,649
Net loss for the year	-	-	-	-	-	(1,253,704)	(1,253,704)
Balance December 31, 2014	355,000	71	539,674,567	107,935	20,200,743	(21,258,575)	(949,826)
Warrants and options exercised	-	-	200	-	76,245	-	76,245
Debentures converted	-	-	751,618,655	150,324	149,880	-	300,204
Stock issued for services	-	-	46,747,170	9,350	50,651	-	60,001
Stock issued for liabilities	-	-	31,912,663	6,382	68,618	-	75,000
Preferred stock converted to common shares	(10,000)	(2)	1,000,000	200	(198)	-	-

Net loss for the period	-	-	-	-	-	(900,415)	(900,415)
Balance December 31, 2015	345,000	$69	1,370,953,255	$274,191	$20,545,939	$(22,158,990)	$(1,338,791)

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities
Net loss	$(900,415)	$(1,253,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	60,001	108,500
Amortization of debt issuance costs	16,523	77,109

Change in:
Prepaid expenses and other assets	(4,172)	(3,230)
Accounts payable and accrued liabilities	685,572	420,911

Net cash used in operating activities	(142,491)	(650,414)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	54,710	539,310
Proceeds from issuance of debentures, notes and options	121,764	215,500
Cash paid on debentures	(57,347)	(140,680)

Net cash provided by financing activities	119,127	614,130

Net change in cash	(23,364)	(36,284)
Cash, beginning of period	34,485	70,769

Cash, end of period	$11,121	$34,485

Supplemental Disclosures
Cash paid for interest	$28,462	$11,928
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$300,204	$336,552
Stock issued to satisfy payables	$75,000	$6,267

See notes to financial statements

3DIcon CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Organization

3DIcon Corporation (the "Company") was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. The effective date of this transition is January 1, 2001, and the financial information presented is from that date through the current period. The Company accounted for this transition as a reorganization and accordingly, restated its capital accounts as of January 1, 2001. From January 1, 2001, the Company's primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

Uncertainties

The accompanying financial statements have been prepared on a going concern basis. The Company is in the development stage and has insufficient revenue and capital commitments to fund the development of its planned product and to pay operating expenses.

The Company has realized a cumulative net loss of $22,158,990 for the period from inception (January 1, 2001) to December 31, 2015, and a net loss of $900,415 and $1,253,704 for the years ended December 31, 2015 and 2014, respectively.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Given the reduced reliance on federal funding discussed in Note 5, the Company is committed to exploring possible acquisitions, partnerships, or other strategic transactions involving direct or indirect funding for the Company. Accordingly, the Company formed a committee comprised of Mark Willner, Chairman of the Company’s Business Advisory Board, Doug Freitag and Victor Keen to lead in this effort. As the Company has previously reported, the Company’s technology has attracted significant interest and support from large and small companies and institutions, including Raytheon, Boeing, Lockheed, Schott Defense (our Joint Development Agreement partner), the Institute for Human Machine Cognition, and major health care institutions. Currently the Company is in conversations with several companies involving a possible affiliation or other strategic transaction.

Additionally, under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2016, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $381.50 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month. Based upon the current stock price, the issued and outstanding shares as of December 31, 2015 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. However, due to the Beneficial Ownership Limitations, the Company only received $54,710 in advances from Golden State during the year ended December 31, 2015. Such advances are recorded within warrant exercise advances on the balance sheets when received.

The Company is in discussions with Golden State Equity Investors to modify the normal means by which we access funds. This would provide the Company with greater flexibility and control over the issuance of shares and not further limit our access to operating and growth capital.

Joint Development Agreement with Schott Defense

As part of our federal funding strategy we intend to effectively compete by forming interdisciplinary teams with potential strategic partners (large and small), academic and commercial laboratories, and systems integrators providing integrated data visualization solutions.  The first of these partnerships was reached in March 2014 when the Company signed a JDA with Schott, a federally focused subsidiary of Schott North America.  Schott is a world-class multi-billion dollar company with significant experience and success in partnering with federal agencies for development projects.  In addition, Schott is one of the world’s leaders in developing specialty glass for many applications, including display technology.  This partnership, coupled with the expertise of Doug Freitag, should facilitate the Company’s federal funding strategy and our ability to create the unique materials required to advance the CSpace technology. In December of 2015 Schott AG closed the development office, Schott Defense, in Washington, D.C. It is unclear how this may impact the JDA going forward.

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

Net loss per common share

The Company computes net loss per share in accordance with ASC No. 260, Earnings Per Share. Under the provisions of this standard, basic net loss per common share is based on the weighted-average outstanding common shares. Diluted net loss per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures. Due to the Company's losses, such potentially dilutive securities are anti-dilutive for all periods presented. The weighted average number of potentially dilutive shares is 42,819,790 for the years ended December 31, 2015 and 2014.

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

The FASB has issued ASU 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

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

Note 5 – OCAST Grant

In July 2013, the Company was awarded a two year grant from OCAST. This was the second $300,000 grant received from OCAST. The first grant was completed in August 2012. This matching grant was for a total of $300,000 and commenced September 1, 2013. The Company received $5,122 in funding during the year ended December 31, 2015. The funds were being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

The grant was cancelled in March 2015 upon the resignation of Dr. Hakki Refai, the principal investigator under the grant.

Note 6 – Consulting Agreements

Concordia Financial Group

The Company entered into a one-year Independent Consulting Agreement with Concordia Financial Group (“Concordia”) effective November 1, 2007, and month-to-month thereafter. Under the terms of the agreement Concordia will serve as liaison to Golden State Investors, Inc. and provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assists in presentations related to the above services. Concordia is paid a monthly fee of $15,750. Concordia, at its option, may take up to 100% of this monthly fee in registered stock at 50% discount to market; and the Company, at its option, may pay up to 50% of Concordia's monthly invoice in registered stock, at 50% discount to market, provided that the payment of stock is made within ten (10) days of receipt of invoice and further provided that the stock trades above $.30 per share at any time during the last business day of the month. Market is defined as the five day average of closing prices immediately preceding the last business day of the calendar month in which the invoiced services were rendered. The monthly fee was reduced to $15,000 monthly effective June 1, 2013 under the revised terms of the agreement.  Effective March 1, 2014 the agreement was revised again to reduce the monthly fee to $12,500 monthly. The Company incurred consulting fees of $150,000 and $155,000, respectively for services from Concordia during each of the years ended December 31, 2015 and 2014, under the terms of the agreement.

Bayside Materials Technology

The Company entered into a Consulting Agreement with Bayside Material Technology (“Bayside”) effective November 1, 2013. Under the terms of the agreement Bayside will provide consulting services in the area of Federal Business Development. Bayside is paid an hourly fee of $176 for each hour of consulting time. The Company incurred consulting fees of $54,330 and $90,244 for the years ended December 31, 2015 and 2014 respectively.

Note 7 – Debentures and Notes Payable

Debentures payable consist of the following:

	December 31,	December 31,
	2015	2014
Senior convertible Debentures
10% Convertible debenture to directors due June 30, 2016	$30,000	$30,000
10% Convertible debenture due June 30, 2016	29,007	29,007
4.75% Convertible debenture due December 2016	64,395	65,095
5% Convertible note due December 2015	-	74,502
10% Convertible bridge notes due August 2015	-	147,187
10% Convertible bridge note to director due June 30, 2016	60,000	60,000
Total Debentures Payable	$183,402	$405,791

10% Convertible Debentures to Directors due June 30, 2016

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

10% Convertible Debenture due Newton, O'Connor, Turner & Ketchum, due June 30, 2016

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

4.75% Convertible Debenture due December 31, 2016

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the year ended December 31, 2015, Golden State converted $700 of the $100,000 debenture into 59,974,884 shares of common stock, exercised warrants to purchase 200 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $54,710 against future exercises of warrants of which $76,246 was applied to the exercise of warrants leaving $55 of unapplied advances at December 31, 2015. The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i) $140 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average pre-split price is below $0.70, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

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

10% Convertible Debenture due August 2015

On August 15, 2014, the Company issued and sold to an accredited investor a Convertible Debenture (the “10% Debenture”) in the principal amount of $150,000. The 10% Debenture included a 3% original issue discount. Accordingly, the Company received $145,500 gross proceeds, from which the Company paid legal and fees of $5,000. During the year ended December 31, 2015, the holder of the 10% Debenture, converted $150,000 of the 10% Debenture and $15,000 of accrued interest into 172,431,667 shares of common stock at an average of $0.0001 per share based on the formula in the 5% Notes. The 10% Debenture has a maturity date of August 15, 2015 and carries a 10% interest rate. Subject to a 4.99% beneficial ownership limitation, the holder of the 10% Debenture may, at any time, elect to convert all or any portion of the outstanding principal amount of the 10% Debenture into shares of Common Stock at a conversion price equal Sixty Five Percent (65%) of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for 15 trading days prior to conversion.

10% Convertible Bridge Note due June 30, 2016

On September 11, 2012, the Company issued and sold to Victor F. Keen, a Director and an accredited investor a Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000. The sale of the Keen Bridge Notes in the principal of $60,000 included a $10,000 OID. The Keen Bridge Note matured 90 days from the date of issuance and, other than the OID, the Keen Bridge Note does not carry interest. However, in the event the Keen Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity, the holders may elect to convert any or all of any portion of outstanding principal. On March 16, 2015, Mr. Keen agreed to extend the maturity of the Note from December 31, 2014 to June 30, 2016 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA.

5% Convertible Note due March 2017

In March 2015, the Company issued and sold a convertible note (the “March 2015 5% Note") in aggregate Principal Sum of $250,000 to JMJ. The 5% Note includes a $25,000 OID that will be prorated based on the advances actually paid (the “Principal Sum”) to the Company. During the year ended December 31, 2015, JMJ advanced $30,000 on the 5% Note and earned $3,084 of OID. In addition to the OID, the March 2015 5% Note provides for a one-time interest charge of 5% to be applied to the Principal Sum. If the Company repays the 5% Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the March 2015 5% Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Pursuant to the terms of March 2015 5% Note, JMJ may, at its election, convert all or a part of the $250,000 note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to JMJ’s election to convert. The principal of the March 2015 5% Note is due two years from the date of each of the principal amounts advanced. During the year ended December 31, 2015, JMJ converted $33,084 of the 5% Debenture into 199,128,571 shares of common stock at an average of $0.0002 per share based on the formula in the 5% Notes.

22% Promissory Note due March 2016

In March 2015, the Company issued and sold a convertible note (the “5% Promissory Note") in aggregate Principal Sum of $87,500 to Typenex Co-Investment, LLC, (“Typenex”). The 5% Promissory Note includes a $7,500 OID that will be prorated based on the advances actually paid to the Company. Accordingly during 2015, the Company received $80,000 gross proceeds from which the Company paid legal and documentation fees of $20,000 and placement agent fees of $6,750. In addition to the OID, the 5% Promissory Note provides for a one-time interest charge of 5% to be applied to the principal of the 5% Promissory Note. If the Company repays the 5% Promissory Note on or before ninety days from the date of the principal amount advanced, the interest rate will be zero percent. If the Company does not repay the 5% Promissory Note on or before ninety days from the date of the advance, a one-time interest charge of 5% shall be applied to the Principal Sum. Accordingly, $8,066 of interest has been added to the note. Pursuant to the terms of 5% Promissory Note, Typenex may, at its election, convert all or a part of the $87,500 principal and interest thereon of the 5% Promissory Note into shares of the Company's common stock at a conversion rate 70% of the lowest trade price during the twenty-five trading days prior to the election to convert. Under the terms of the 5% Promissory Note, the company is required to maintain a reserve of authorized and unissued common stock equal to three times the number of common shares necessary to convert the total outstanding balance of the 5% Note (the “Share Reserve”). On July 28, 2015 the Company informed Typenex that there were insufficient common stock available to maintain the Share Reserve and therefore an event of default occurred. Under the terms of the default, a 15% default interest rate is applied to the outstanding principle of the note and the note begins to accrue interest at 22%. Accordingly, $13,781 of default interest was added to the note and the note began accruing interest at 22%. During the year ended December 31, 2015, Typenex converted $52,000 of the 5% Note into 277,083,333 shares of common stock at an average of $0.0002 per share based on the formula in the 5% Note. Additionally the Company paid Typenex $57,347 in settlement fees under the terms of the note and retired the remaining balance of the note. The principal of the 5% Promissory Note was due one year from the March 2015 effective date.

Note 8 – Common Stock and Paid-In Capital

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

Warrants Issued

As of December 31, 2015, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on September 30, 2016 and warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expires on September 1, 2016. Golden State has warrants outstanding to purchase 18,395 shares of common stock at a price of $381.50 per share which expires December 31, 2016. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019. Additionally from the preferred stock issuance, there are 6,000,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017 and 13,250,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the year ended December 31, 2015, shares of common stock totaling 46,747,170 were issued for consulting services for which the Company recognized $60,001 of expense. Additionally, during the year ended December 31, 2015, shares totaling 31,912,663 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $75,000.

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

The following summary reflects warrant and option activity for the year ended December 31, 2015:

	Attached	Golden State
	Warrants	Warrants	Options
Outstanding December 31, 2014	19,771,122	18,595	23,030,274
Granted/purchased	-	-	-
Exercised	-	(200)	-
Cancelled	-	-	-
Outstanding December 31, 2015	19,771,122	18,395	23,030,274

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

Note 9 – Incentive Stock Plan

In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. Shares totaling 6,793,478 were issued from the 2014 EIP during 2015 for services rendered. As of December 31, 2015, there were 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the Company established the 3DIcon Corporation 2015 Equity Incentive Plan (the “2015 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March, 2015. Shares totaling 71,866,355 were issued from the 2015 EIP during 2015 for legal and consulting services rendered. There are 13,133,645 shares available for issuance under the 2015 EIP as of December 31, 2015.

Note 10 – Office Lease

The Company had an Office Lease that expired on July 31, 2015. An amendment to the Office Lease was signed on July 2, 2015. Under the terms of the amendment the lease is extended for thirty-six months and will expire on July 31, 2018. The minimum future lease payments to be paid under the term of the three-year non-cancellable amended lease total $60,000 and are payable as follows:

2016	23,000
2017	23,000
2018	14,000
Total	$60,000

Note 11 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the years ended December 31, 2015 and 2014, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $2,474, and $3,360, respectively.

Mr. Victor F. Keen, Chief Executive Officer of the Company, has entered into several advancement transactions, whereby Mr. Keen provided funds to the Company. Specifically, Mr. Keen advanced the Company $145,000 in October 2015 and $103,000 in July, August, and September 2015. In addition, Mr. Keen has previously advanced the Company $34,000 in November 2014. The total amount of these advancements by Mr. Keen to the Company, as of December 31, 2015, is $282,000 and is included in accounts payable.   The Company is also indebted to Mr. Keen for his accrued salary from January 1, 2014 through December 31, 2015 totaling $300,000 and is included in accrued salaries. Additionally, Mr. Keen holds two convertible debentures (see Note 4 to the financial statements) totaling $75,000 which are included in debentures payable.

Note 12 – Subsequent Events

Common stock issued for services and liabilities

Subsequent to December 31, 2015, 8,445,946 shares of common stock were issued for 2015 consulting services for which the Company reduced accounts payable by $12,500.

Subsequent to December 31, 2015, 5,000,000 shares of common stock were issued for 2015 consulting services for which the Company reduced accounts payable by $4,500.

Subsequent to December 31, 2015, the Company issued an aggregate of 1,589,010 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 23, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 23, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,4032 owed by the Company to the Recipients. Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,355 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,281 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company.

Keen Bridge Note

Victor Keen, a Director on the Board of Directors of the Company, extended the Keen Bridge note to June 30, 2016.

