Form 10-Q
period 2016-03-31
3DICON CORP
filed 2016-05-16
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, the issuer had 1,384,399,201 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION

BALANCE SHEETS

March 31, 2016 and December 31, 2015

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash	$1,435	$11,121
Prepaid expenses	12,507	21,321
Total current assets	13,942	32,442

Deposits-other	2,315	2,315
Total Assets	$16,257	$34,757

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$64,395	$183,402
Warrant exercise advances	55	55
Accounts payable	311,457	823,695
Accrued salaries	64,153	317,134
Accrued interest on debentures	15,285	49,262
Total current liabilities	455,345	1,373,548

Total Liabilities	455,345	1,373,548

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	69	69
Preferred stock, Series B convertible, $0.0002 par value, 2,000,000 shares authorized; 1,592,602 and -0- shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	319	-
Common stock $0.0002 par, 1,500,000,000 shares authorized; 1,384,399,201 and 1,370,953,255 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	276,880	274,191
Additional paid-in capital	21,665,334	20,545,939
Accumulated deficit	(22,381,690)	(22,158,990)
Total Stockholders' Deficiency	(439,088)	(1,338,791)
Total Liabilities and Stockholders' Deficiency	$16,257	$34,757

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015

(unaudited)

	2016	2015
Income:
Grant income	$-	$5,122

Total income	-	5,122

Expenses:
Research and development	2,625	42,909
General and administrative	219,011	258,846
Interest	1,064	8,624

Total expenses	222,700	310,379

Net loss	$(222,700)	$(305,257)

Loss per share:
Basic and diluted	$(0.0002)	$(0.0005)

Weighted average shares outstanding, basic and diluted	1,379,418,506	577,648,385

See notes to financial statements

3DIcon CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Three Months Ended March 31, 2016

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
		Par		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2015	345,000	$69	-	$-	1,370,953,255	$274,191	$20,545,939	$(22,158,990)	$(1,338,791)
Debentures converted	-	-	172,421	35	-	-	118,972	-	119,007
Stock issued for liabilities	-	-	1,361,919	272	13,445,946	2,689	960,225	-	963,186
Stock issued for accrued interest	-	-	58,262	12	-	-	40,198	-	40,210
Net loss for the period	-	-	-	-	-	-	-	(222,700)	(222,700)
Balance March 31, 2016	345,000	$69	1,592,602	$319	1,384,399,201	$276,880	$21,665,334	$(22,381,690)	$(439,088)

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2016 and 2015

(unaudited)

Cash Flows from Operating Activities	2016	2015
Net loss	$(222,700)	$(305,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	22,500
Amortization of debt issuance costs	-	(1,499)

Change in:
Accounts receivable	-	(5,122)
Prepaid expenses and other assets	8,814	7,274
Accounts payable and accrued liabilities	204,200	118,666

Net cash used in operating activities	(9,686)	(163,438)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	-	32,700
Proceeds from issuance of debentures, notes and options	-	99,000

Net cash provided by financing activities	-	131,700

Net change in cash	(9,686)	(31,738)
Cash, beginning of period	11,121	34,485

Cash, end of period	$1,435	$2,747

Supplemental Disclosures
Cash paid for interest	$-	$283
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$119,007	$109,701
Stock issued to satisfy accrued interest and other liabilities	$1,003,396	$37,500

See notes to financial statements

 3DIcon CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2016, and the statements of its operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. This is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact that this new guidance may have on its results of operations, cash flows, financial position and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in this ASU is to be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

The Company has realized a cumulative net loss of $22,381,690 for the period from inception (January 1, 2001) to March 31, 2016, and a net loss of $222,700 and $305,257 for the three months ended March 31, 2016 and 2015, respectively.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Given the reduced reliance on federal funding discussed in Note 2, the Company is committed to exploring possible acquisitions, partnerships, or other strategic transactions involving direct or indirect funding for the Company. Accordingly, the Company formed a committee comprised of Mark Willner, Chairman of the Company’s Business Advisory Board, Doug Freitag and Victor Keen to lead in this effort. Currently the Company is in conversations with several companies involving a possible affiliation or other strategic transaction.

Additionally, under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2016, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $381.50 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month. Based upon the current stock price, the issued and outstanding shares as of March 31, 2016 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. However, due to the Beneficial Ownership Limitations, the Company did not receive any advances from Golden State during the three months ended March 31, 2016. Such advances are recorded within warrant exercise advances on the balance sheets when received.

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

Note 2 – OCAST Grant

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

The grant was cancelled in March 2015 upon the resignation of Dr. Hakki Refai, the principal investigator under the grant.

Note 3 – Debentures and Notes Payable

	March 31,	December 31,
	2016	2015
Senior Convertible Debentures
10% Convertible debenture to directors due June 2016	$-	$30,000
10% Convertible debenture due June 2016	-	29,007
4.75% Convertible debenture due December 2016	64,395	64,395
10% Convertible bridge note to director due June 2016	-	60,000
Total Debentures Payable	$64,395	$183,402

10% Convertible Debentures to Directors due June 30, 2016

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and subsequently extended to June 30, 2016. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum. Accordingly, interest was being accrued under the terms of the debenture. On March 24, 2016, the Company issued to Mr. Keen and Mr. Keating 1,193,582 and 19,266 shares of its newly designated Series B Preferred, respectively, in accordance with Securities Purchase Agreements dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under these convertible debenture were deemed satisfied, exchanged and converted.

10% Convertible Debenture due Newton, O'Connor, Turner & Ketchum, due June 30, 2016

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to June 30, 2016. NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness. On March 24, 2016, the Company issued to NOTK 50,149 shares of its newly designated Series B Preferred in accordance with a Securities Purchase Agreement dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under the 10% convertible debenture were deemed satisfied, exchanged and converted.

4.75% Convertible Debenture due December 31, 2016

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the three months ended March 31, 2016, Golden State did not convert any of the $100,000 debenture into shares of common stock, or exercise warrants to purchase shares of common stock.

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

10% Convertible Bridge Note due June 30, 2016

On September 11, 2012, the Company issued and sold to Victor F. Keen, a Director and an accredited investor a Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000. The sale of the Keen Bridge Note in the principal of $60,000 included a $10,000 OID. The Keen Bridge Note matured 90 days from the date of issuance and, other than the OID, the Keen Bridge Note did not carry interest. However, in the event the Keen Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity, the holders may elect to convert any or all of any portion of outstanding principal. On March 8, 2016, Mr. Keen agreed to extend the maturity of the Note from December 31, 2015 to June 30, 2016 and to waive, if any, existing or prior defaults under the Keen Bridge Note or the Keen SPA. On March 24, 2016, the Company issued to Mr. Keen 1,193,582 shares of its newly designated Series B Preferred in accordance with Securities Purchase Agreements dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under this convertible debenture were deemed satisfied, exchanged and converted.

Note 4 – Common Stock and Paid-In Capital

Warrants Issued

As of March 31, 2016, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on September 30, 2016 and warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on September 1, 2016. Golden State has warrants outstanding to purchase 18,395 shares of common stock at a price of $381.50 per share which expire December 31, 2016. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019. Additionally from the Series A preferred stock issuance, there are 6,000,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017 and 13,250,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the three months ended March 31, 2016, shares of common stock totaling 13,445,946 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $17,000.

The terms of the Series A Convertible Preferred Stock Series B Convertible Preferred Stock and Warrants are as follows:

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of 3DIcon Corporation (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”), and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Corporation. We have not paid any cash or stock dividends to the holders of our Series A Preferred. As of March 31, 2016 dividends in arrears totaled approximately $48,000. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

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

Series B Convertible Preferred Stock

On March 22, 2016, 3DIcon Corporation, filed with the Secretary of State of the State of Oklahoma a Certificate of Designation (the “Certificate of Designation”), setting for the Preferences, Rights and Limitation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”). The Two Million (2,000,000) shares of Series B Preferred designated under the Certificate of Designation have a stated value of $1.00 per share (the “Stated Value”). Under the Certificate of Designation, the holders of the Series B Preferred have the following rights, preferences and privileges:

The holders of Series B Preferred are not entitled to receive dividends but have voting rights equal to the number of shares of the Company’s Common Stock into which their Series B Preferred can be converted, whether or not the shares are available for issuance.

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

The Company issued an aggregate of 1,592,602 shares of the Company’s Series B Preferred during the three months ended March 31, 2016 in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 24, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 24, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,403 owed by the Company to the Recipients. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,355 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,281 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company.

Warrants

Each Unit under the Securities Purchase Agreement consists of Warrants entitling the Investor to purchase fifty (50) shares of Common Stock for each share of Series A Preferred purchased by such Investor in the Private Placement, at an initial exercise price per share of $0.0055. The exercise price and number of shares of Common Stock issuable under the Warrants are subject to adjustments for stock dividends, splits, combinations and similar events. On or after the first anniversary of the issuance of the Warrants and prior to close of business on fourth anniversary of the issuance of the Warrants, the Warrants may be exercised at any time upon the election of the holder, provided however, that an Investor may at any given time convert only up to that number of shares of Common Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of such Investor and all persons affiliated with such Investor, is not more than 4.99% of the Company’s Common Stock then outstanding (subject to adjustment up to 9.99% at the Investor’s discretion upon 61 days’ prior notice).

The following summary reflects warrant and option activity for the three-month period ended March 31, 2016:

	Attached	Golden State
	Warrants	Warrants	Options
Outstanding December 31, 2015	19,771,122	18,395	23,030,274
Granted/purchased	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding March 31, 2016	19,771,122	18,395	23,030,274

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

Note 5 – Incentive Stock Plan

In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. Shares were not issued from the 2014 EIP during the three months ended March 31, 2016. Shares totaling 6,793,478 were issued from the 2014 EIP during the three months ended March 31, 2015 for services rendered. As of March 31, 2016, there were 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the Company established the 3DIcon Corporation 2015 Equity Incentive Plan (the “2015 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March, 2015. Shares totaling 8,445,946 and 40,119,185 were issued from the 2015 EIP during the three months periods ended March 31, 2016 and 2015, respectively for legal and consulting services rendered. There are 13,133,645 shares available for issuance under the 2015 EIP as of December 31, 2015.

Note 6 – Office Lease

The Company had an Office Lease that expired on July 31, 2015. An amendment to the Office Lease was signed on July 2, 2015. Under the terms of the amendment the lease is extended for thirty-six months and will expire on July 31, 2018. The minimum future lease payments to be paid under the term of the three-year non-cancellable amended lease total $55,000 and are payable as follows:

2016	$17,000
2017	24,000
2018	14,000
total	$55,000

Note 7 – Related Party Transaction

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the three months ending March 31, 2016 and 2015, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $-0-, and $1,238, respectively. Additionally, Newton, O’Connor, Turner & Ketchum held a convertible debenture (see Note 4 to the financial statements) totaling $29,007 which was included in debentures payable at December 31, 2015. The convertible debenture was retired in accordance with the SPA described in Note 4 to the financial statements.

Mr. Victor F. Keen, Chief Executive Officer of the Company, has entered into several advancement transactions, whereby Mr. Keen provided funds to the Company. Specifically, Mr. Keen advanced the Company $145,000 in October 2015 and $103,000 in July, August, and September 2015. In addition, Mr. Keen had previously advanced the Company $34,000 in November 2014. The total amount of these advancements by Mr. Keen to the Company, as of December 31, 2015, was $282,000 and was included in accounts payable.   The Company was also indebted to Mr. Keen for his accrued salary from January 1, 2014 through December 31, 2015 totaling $300,000 and was included in accrued salaries. Additionally, Mr. Keen held two convertible debentures (see Note 4 to the financial statements) totaling $75,000 which were included in debentures payable. The advances, convertible debentures and accrued salary were retired in accordance with the SPA described in Note 5 to the financial statements.

During the three months ended March 31, 2016, Mr. Keen advanced $50,000 to the Company which is included in accounts payable. The Company is also indebted to Mr. Keen for his accrued salary from January 1, 2016 through March 31, 2016 totaling $37,500 and is included in accrued salaries.

Note 8 – Subsequent Events

Loan Agreements

On April, 16, 2016 the Company entered into a Loan Agreement (the “Agreement”) whereby the lender agreed to provide the Company a loan facility of up to $100,000. Under the terms of the Agreement the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. The lender has advanced $50,000 on the loan.

On April 26, 2016 the Company entered into a 9% promissory note with Golden State in the amount of $40,000. Under the terms of the note, interest is payable monthly and the note is due November 1, 2016.

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

The above commercialization plan depends on our ability to convince potential customers (Government and Industry) that products based on our technology will meet their requirements and that the technical risk in developing products based on our technology will be acceptable to these potential customers. We are targeting high value applications that typically require products to be customized to the customer’s application. Since we understand the capabilities and limitations of CSpace better than potential customers, it is not unusual for this type of customer to ask the technology developer (in this case 3DIcon) to do most or part of the product development for or with the customer in exchange for funding by the customer. In 2016, we plan to continue to solicit the Federal Government and Industry to enter into customer-funded development contracts to develop our technology for or with those customers. Our goal is to generate sufficient funding from such arrangements that would meet or exceed the incremental costs of developing product prototypes for or with customers. If we are successful in completing the initial product prototypes on a timely basis, it is possible that the Company could generate licensing revenues from our CSpace technology beginning in the fourth quarter of 2017. The Company believes that it has an experienced display industry and management team with a proven track record of successfully commercializing multiple display technologies to move our CSpace technology strategy forward.

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

We believe that Lab Proto 3 will enable the Company to credibly engage with potential customers and secure customer funded development contracts to develop even larger and higher resolution product prototypes. If we are successful in securing customer funded development contracts, we anticipate the development of various product prototypes, the first of which we have been calling the Trade Show Prototype. It is likely that in exchange for funding of the TradeShow Prototype, our initial customer will require an exclusive license to the technology in a particular field of use (e.g. medical imaging). The Company believes that any such exclusive license will be based on a set period of time during product and/or market development and based on performance thereafter. Failure by the customer to meet agreed upon performance criteria would most likely result in the license becoming non-exclusive. Any such exclusive license agreement would preclude the Company from working with other customers in that field of use during the period of the exclusive license. The Company does not believe that this strategy for funding the Tradeshow Prototype will significantly impact the revenue potential of the technology given the number of potential applications (fields of use). If successfully developed, the Trade Show Prototype will be fully packaged and portable so that it can be used for trade shows and on-site customer demonstrations. We believe that the Trade Show Prototype will enable the Company to market and secure licensing agreements with large government contractors and large medical or industrial products companies.

Federal Funding Strategy

As funding has increased for the 3D field, the Company has implemented a federal funding strategy to augment its other capital raising efforts.  In December 2013, the Company secured the services of Doug Freitag, an expert in identifying and obtaining government grants of the type we are seeking. The initial targets for this strategy included: the Obama Administration’s multi-agency priorities of advanced manufacturing and information technology (e.g., Big Data Research and Development Initiative with over $200 million annually); the Department of Defense’s priorities to reduce the cost of developing, testing, and manufacturing new weapon systems, enhance training and operation of autonomous systems and accelerate data-to-decisions; and Federal Aviation Administration’s on-going priority to enhance air traffic control systems. As a result of feedback from various Federal Government Program Managers, the strategy has changed and now places increased emphasis on a growing need for new technologies to visualize cyber data, military planning, medical imaging data, data collected when screening for contraband and validation of 3D engineering designs prior to manufacturing by 3D printing. The strategy also places greater emphasis on Small Business Innovation Research Grants where funding continues to grow, competition is limited to other small businesses, 3DIcon can more easily be the project leader, and the cycle for awards from the date of submission can be much faster. Larger contracts will still be considered but include other partners and may require one of more partners to lead the projects if awarded. A pre-proposal titled “Glasses-Free 3D Volumetric Display for to Enhance Mission Analysis” was submitted to the Defense Intelligence Agency on November 26, 2014. A proposal titled “3D Volumetric Display of Neurological Data Provided by MRI Imaging” was submitted to the National institute of Health on December 5, 2014 and is under review. A proposal titled “Transforming Cyber Data into Human-Centered 3D Visualizations” was submitted to the Air Force on February 25, 2015. A pre-proposal titled “Glasses-Free 3D Volumetric Visualization of Critical Data to Enhance Decision Making” was submitted to the DOD Combating Terrorism Technical Support Office on March 20, 2015. These submissions, have failed to produce funding necessary to accelerate the development process, though the Company will continue to pursue federal funding on a selective basis.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Revenue

The Company received $-0- and $5,122 from the OCAST grant for the three months March 31, 2016 and 2015, respectively. The OCAST grant was cancelled in March 2015 upon the resignation of the principal investigator.

Research and Development Expenses

The research and development expenses were $2,625 for the three months ended March 31, 2016, as compared to $42,909 for the three months ended March 31, 2015.  The decrease was a result of the decrease in cost from the resignation of Dr. Hakki Refai and the related decrease in activity.

General and Administrative Expenses

Our general and administrative expenses were $219,011 for the three months ended March 31, 2016, as compared to $258,846 for the three months ended March 31, 2015.  The decrease is due primarily to a decrease of $11,000 of legal fees incurred in 2016, a decrease in fees paid to consultants of $22,000, a decrease in salaries incurred in 2016, a decrease of $5,500 in securities filing fees in 2016, a decrease of $4,500 in marketing and public relations incurred in 2016 and an increase of $10,000 in accounting fees incurred in 2016.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $1,064 as compared to $8,624 for the three months ended March 31, 2015.  The decrease is a result of the retirement of debentures in 2016.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

-	Research and development expenses pursuant to our development of an initial demonstrable prototype and a second prototype for static volume technology.

-	Acceleration of research and development through increased research personnel as well as other research agencies.

-	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.

-	Hiring executive officers for technology, operations and finance.

-	Development, support and operational costs related to Pixel Precision software.

-	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2015, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $1,435 at March 31, 2016.

We had negative working capital of $441,403 at March 31, 2016.

During the three months ended March 31, 2016, we used $9,686 of cash for operating activities, a decrease of $153,752 or 94% compared to the three months ended March 31, 2015. The decrease in the use of cash for operating activities was a result of the decrease in the net loss of approximately $83,000 and the decrease in stock and options issued for service of approximately $22,500 and the change in accounts payable and accrued liabilities in 2016 of approximately $86,000.

Cash used in investing activities during the three months ended March 31, 2016 and 2015 was $-0-.

Cash provided by financing activities during the three months ended March 31, 2016 was $-0-, a decrease of $131,700 or 100% compared to the three months ended March 31, 2015.  The decrease was the result of a decrease in funding under the terms of the convertible debentures from Golden State and the absence of new debentures issued in 2016.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

4.75% Convertible Debenture

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 2016 as a result of a maturity extension agreement received by the Company in March 2015, and warrants to buy 25,571 shares of the common stock at an exercise price of $381.50 per share. During the three months ended March 31, 2016, Golden State did not convert any of the $100,000 debenture into shares of common stock or exercise warrants to purchase shares of common stock.

Director Debenture

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and extended to June 30, 2016. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum. On March 24, 2016, the Company issued to Mr. Keen and Mr. Keating 1,193,582 and 19,266 shares of its newly designated Series B Preferred, respectively, in accordance with Securities Purchase Agreements dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under these convertible debenture are deemed satisfied, exchanged and converted.

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and extended to June 30, 2016.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.  On March 24, 2016, the Company issued to NOTK 50,149 shares of its newly designated Series B Preferred in accordance with a Securities Purchase Agreement dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under the 10% convertible debenture are deemed satisfied, exchanged and converted.

10% Convertible Bridge Note to Director

On September 11, 2012, the Company issued and sold to Victor F. Keen, a Director and an accredited investor a Convertible Bridge Note (the “Keen Bridge Note”) in the principal amount of $60,000. The sale of the Keen Bridge Note in the principal of $60,000 included a $10,000 OID. Accordingly, the Company received $50,000 gross proceeds. The Keen Bridge Note matured 90 days from the date of issuance and, other than the OID, the Keen Bridge Note did not carry interest. However, in the event the Keen Bridge Note is not paid on maturity, all past due amounts will accrue interest at 15% per annum. Upon maturity of the Keen Bridge Note, the holders of the Keen Bridge Note may elect to convert all or any portion of the outstanding principal amount of the Keen Bridge Note into (i) securities sold pursuant to an effective registration statement at the applicable offering price; or (ii) shares of common stock at a conversion price equal to the lesser of 100% of the Volume Weighted Average Price (VWAP), as reported for the 5 trading days prior to (a) the date of issuance of the Keen Bridge Note, (b) the maturity date of the Keen Bridge Note, or (c) the first closing date of the securities sold pursuant an effective registration statement.

On March 8, 2016, the Keen Bridge Note was extended to June 30, 2016.

On March 24, 2016, the Company issued to Mr. Keen 1,193,582 shares of its newly designated Series B Preferred in accordance with Securities Purchase Agreements dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under this convertible debenture were deemed satisfied, exchanged and converted.

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

Advancements by Mr. Victor Keen

Mr. Victor F. Keen, Chief Executive Officer of the Company, has entered into several advancement transactions, whereby Mr. Keen provided funds to the Company. Specifically, Mr. Keen advanced the Company $145,000 in October 2015 and $103,000 in July, August, and September 2015. In addition, Mr. Keen has previously advanced the Company $34,000 in November 2014. The total amount of these advancements by Mr. Keen to the Company, as of December 31, 2015 was $282,000 and was included in accounts payable.   The Company was also indebted to Mr. Keen for his accrued salary from January 1, 2014 through December 31, 2015 totaling $300,000 and was included in accrued salaries. Additionally, Mr. Keen held two convertible debentures totaling $75,000 which were included in debentures payable and discussed above.  On March 24, 2016, the Company issued to Mr. Keen 1,193,582 shares of its newly designated Series B Preferred in accordance with a Securities Purchase Agreement dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts advanced to the Company were deemed satisfied, exchanged and converted.

Series B Convertible Preferred Stock

On March 24, 2016, the Company issued an aggregate of 1,592,602 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 24, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 24, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,403 owed by the Company to the Recipients. Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,355 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,2812 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company.

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

Subsequent Events

Loan Agreements

On April, 16, 2016 the Company entered into a Loan Agreement (the “Agreement”) whereby the lender agreed to provide the Company a loan facility of up to $100,000. Under the terms of the Agreement the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. The lender has advanced $50,000 on the loan.

On April 26, 2016 the Company entered into a 9% promissory note with Golden State in the amount of $40,000. Under the terms of the note interest is payable monthly and the note is due November 1, 2016.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended March 31, 2016, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2016, 8,445,946 shares of common stock were issued for 2015 consulting services for which the Company reduced accounts payable by $12,500.

During the three-month period ended March 31, 2016, 5,000,000 shares of common stock were issued for 2015 consulting services for which the Company reduced accounts payable by $4,500.

During the three-month period ended March 31, 2016, the Company issued an aggregate of 1,592,602 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 24, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 24, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,403 owed by the Company to the Recipients. Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,355 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,281 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company.

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

3DICON CORPORATION

Date: May 16, 2016	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

