Form 10-Q
period 2016-06-30
3DICON CORP
filed 2016-08-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(918) 494-0505
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes☐    No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 15, 2016, there were 1,481,754,533 shares of $0.0002 par value common stock issued and outstanding.

2

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION

BALANCE SHEETS

June 30, 2016 and December 31, 2015

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash	$14,083	$11,121
Prepaid expenses	7,847	21,321
Total current assets	21,930	32,442

Deposits-other	2,315	2,315
Total Assets	$24,245	$34,757

Liabilities and Stockholders' Deficiency
Current liabilities:
Current maturities of convertible notes and debentures payable	$89,466	$183,402
Warrant exercise advances	-	55
Accounts payable	368,936	823,695
Accrued salaries	89,299	317,134
Accrued interest on debentures	16,058	49,262
Total current liabilities	563,759	1,373,548

Long term debt:
Term loan	75,000	-
Total Liabilities	638,759	1,373,548

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	69	69
Preferred stock, Series B convertible, $0.0002 par value, 2,000,000 shares authorized; 1,609,464 and -0- shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	322	-
Common stock $0.0002 par, 1,500,000,000 shares authorized; 1,481,754,533 and 1,370,953,255 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	296,351	274,191
Additional paid-in capital	21,694,060	20,545,939
Accumulated deficit	(22,605,316)	(22,158,990)
Total Stockholders' Deficiency	(614,514)	(1,338,791)
Total Liabilities and Stockholders' Deficiency	$24,245	$34,757

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2016 and 2015

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income:
Grant income	$-	$-	$-	$5,122

Total income	-	-	-	5,122

Expenses:
Research and development	2,305	2,329	4,930	45,238
General and administrative	210,918	213,636	438,327	472,483
Interest	2,005	17,125	3,069	25,748

Total expenses	215,228	233,090	446,326	543,469

Net loss	$(215,228)	$(233,090)	$(446,326)	$(538,347)

Loss per share:
Basic and diluted	$(0.000)	$(0.000)	$(0.000)	$(0.001)

Weighted average shares outstanding, basic and diluted	1,385,469,040	796,607,687	1,390,428,810	687,732,896

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Six Months Ended June 30, 2016

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
		Par		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2015	345,000	$69	-	$-	1,370,953,255	$274,191	$20,545,939	$(22,158,990)	$(1,338,791)
Warrants and options exercised	-	-	-	-	77	-	29,430	-	29,430
Debentures converted	-	-	172,421	35	92,809,800	18,562	100,680	-	119,277
Stock issued for liabilities	-	-	1,361,919	272	13,445,946	2,689	960,225	-	963,186
Stock issued for services	-	-	16,862	3	4,545,455	909	17,588	-	18,500
Stock issued for accrued interest	-	-	58,262	12	-	-	40,198	-	40,210
Net loss for the period	-	-	-	-	-	-	-	(446,326)	(446,326)
Balance June 30, 2016	345,000	$69	1,609,464	$322	1,481,754,533	$296,351	$21,694,060	$(22,605,316)	$(614,514)

See notes to financial statements

3DIcon CORPORATION

STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2016 and 2015

(unaudited)

Cash Flows from Operating Activities	2016	2015
Net loss	$(446,326)	$(538,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	18,500	47,500
Amortization of debt issuance costs	-	26,314

Change in:
Prepaid expenses	13,474	9,268
Accounts payable and accrued liabilities	287,598	273,233

Net cash used in operating activities	(126,754)	(182,032)

Cash Flows from Financing Activities
Proceeds from stock and warrant sales, exercise of warrants and warrant exercise advances	14,716	49,050
Proceeds from issuance of debentures, notes and options	115,000	99,000
Net cash provided by financing activities	129,716	148,050

Net change in cash	2,962	(33,982)
Cash, beginning of period	11,121	34,485

Cash, end of period	$14,083	$503

Supplemental Disclosures
Cash paid for interest	$600	$687
Non-Cash Investing and Financing Activities
Conversion of debentures to common stock (net)	$119,277	$214,970
Stock issued to satisfy accrued interest and other liabilities	$1,003,396	$75,000
Exercise of warrants to satisfy other liabilities	$14,659	$-

See notes to financial statements

3DIcon CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

Note 1 – Uncertainties and Use of Estimates

Basis of Presentation

The accompanying financial statements of 3DIcon Corporation (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year-end audited financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2016, and the statements of its operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

The Company has realized a cumulative net loss of $22,605,316 for the period from inception (January 1, 2001) to June 30, 2016, and a net loss of $446,326 and $538,347 for the six months ended June 30, 2016 and 2015, respectively.

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

On May 31, 2016 the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Coretec Industries, LLC, a North Dakota limited liability company (“Coretec”), and four Coretec members (the “Members”), which Members hold all outstanding membership interests in Coretec (see Note 8).

Additionally, under the terms of the Golden State 4.75% Convertible Debenture due on December 31, 2016, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $381.50 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month. Based upon the current stock price, the issued and outstanding shares as of June 30, 2016 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. However, due to the Beneficial Ownership Limitations, the Company received $14,716 in advances from Golden State during the six months ended June 30, 2016. Such advances are recorded within warrant exercise advances on the balance sheets when received.

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

Note 2 – OCAST Grant

In July 2013, the Company was awarded a two year grant from OCAST. This matching grant commenced September 1, 2013. The Company received $5,122 in funding during the six-month period ended June 30, 2015 resulting in a total of $119,766 being received since the commencement of the grant. The funds were being used to support the development of the Company’s first Product Platform, which will be the basis for a family of products based on the Company’s CSpace® volumetric 3D display technology.

The grant was cancelled in March 2015 upon the resignation of Dr. Hakki Refai, the principal investigator under the grant.

Note 3 – Debentures and Notes Payable

	June 30,	December 31,
	2016	2015
Senior Convertible Debentures
9% Promissory note due November 2016	$25,341	$-
14% Term loan due June 2018	75,000	-
10% Convertible debenture to directors converted March 2016	-	30,000
10% Convertible debenture converted March 2016	-	29,007
4.75% Convertible debenture due December 2016	64,125	64,395
10% Convertible bridge note to director converted March 2016	-	60,000
Total Debentures Payable	139,125	183,402
Less current maturities	64,125	183,402
Long-term debt	$75,000	$-

9% Promissory note due November 2016

On April 26, 2016 the Company signed a 9% Promissory Note with Golden State Equity Investors, Inc. (“Golden State”) in the amount of $40,000. Interest is due monthly in the amount of $300. Golden State advanced the $40,000 on the note and on June 16, 2016 applied $14,659 to fund the exercise of warrants under the terms of the 4.75% Convertible debenture (described below) held by Golden State, leaving $25,341 outstanding on the 9% Promissory note.

14% Term loan due June 2018

On April, 18, 2016 the Company entered into a Loan Agreement (the “Agreement”) whereby Carlton James North Dakota Limited ("CJNDL”) agreed to provide the Company a loan facility of up to $100,000. Under the terms of the Agreement the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. CJNDL has advanced $75,000 on the loan. CJNDL is a party to the Shares Exchange Agreement discussed in Note 8.

10% Convertible Debentures to Directors converted March 30, 2016

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

10% Convertible Debenture due Newton, O'Connor, Turner & Ketchum, converted March 30, 2016

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

4.75% Convertible Debenture due December 31, 2016

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the six months ended June 30, 2016, Golden State converted $270 of the $100,000 debenture into 92,809,800 shares of common stock and exercised warrants to purchase 77 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $14,716 against future exercises of warrants of which $14,771 was applied to the exercise of warrants leaving $-0- of unapplied advances at June 30, 2016.

The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i) $4.00 or (ii) 80% of the average of the five lowest volume weighted average prices (“VWAP”) during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average pre-split price is below $0.70, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

10% Convertible Bridge Note converted March 30, 2016

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

Note 4 – Common Stock and Paid-In Capital

Warrants Issued

As of June 30, 2016, NOTK has warrants outstanding to purchase 125,098 shares of common stock at a price of $3.15 per share that expire on September 30, 2016 and warrants to purchase 96,024 shares of common stock at a price of $3.15 per share that expire on September 1, 2016. Golden State has warrants outstanding to purchase 18,318 shares of common stock at a price of $381.50 per share which expire December 31, 2016. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019. Additionally, from the Series A preferred stock issuance, there are 6,000,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017 and 13,250,000 warrants outstanding that were issued to Victor Keen, the CEO and Director of the Company, which expire on January 17, 2018.

Common stock and options issued for services and liabilities

During the six months ended June 30, 2016, shares of common stock totaling 13,445,946 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $17,000. Additionally, shares of common stock totaling 4,545,455 were issued to consultants for current services for which an expense was recorded in the amount of $750.

The terms of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Warrants are as follows:

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of 3DIcon Corporation (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”), and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Corporation. We have not paid any cash or stock dividends to the holders of our Series A Preferred. As of June 30, 2016 dividends in arrears totaled approximately $60,000. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

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

The Company issued an aggregate of 1,592,602 shares of the Company’s Series B Preferred during the six months ended June 30 2016 in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 24, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 24, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,403 owed by the Company to the Recipients. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,355 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,281 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company. Additionally, on May 10, 2016, shares of Series B Preferred totaling 16,862 were issued to consultants for $17,750 of services rendered in 2016.

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

The following summary reflects warrant and option activity for the six-month period ended June 30, 2016:

	Attached	Golden State
	Warrants	Warrants	Options
Outstanding December 31, 2015	19,771,122	18,395	23,030,274
Granted/purchased	-	-	-
Exercised	-	77	-
Cancelled	-	-	-
Outstanding June 30, 2016	19,771,122	18,318	23,030,274

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

Note 5 – Incentive Stock Plan

In March 2014, the Company established the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. Shares were not issued from the 2014 EIP during the six months ended June 30, 2016. As of June 30, 2016, there were 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the Company established the 3DIcon Corporation 2015 Equity Incentive Plan (the “2015 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March, 2015. Shares totaling 12,991,401 and 56,622,453 were issued from the 2015 EIP during the six months periods ended June 30, 2016 and 2015, respectively for legal and consulting services rendered. There are 142,244 shares available for issuance under the 2015 EIP as of June 30, 2016.

Note 6 – Office Lease

The Company has an amended Office Lease that will expire on July 31, 2018. The minimum future lease payments to be paid under the term of the three-year non-cancellable amended lease are payable as follows:

2016	$11,000
2017	24,000
2018	14,000
total	$49,000

Note 7 – Related Party Transactions

3DIcon has engaged the law firm of Newton, O’Connor, Turner & Ketchum as its outside corporate counsel since 2005. John O’Connor, a director of 3DIcon, is the Chairman of Newton, O’Connor, Turner & Ketchum. During the six months ending June 30, 2016 and 2015, the Company incurred legal fees to Newton, O’Connor, Turner & Ketchum in the amount of $160, and $1,261, respectively. Additionally, Newton, O’Connor, Turner & Ketchum held a convertible debenture (see Note 4 to the financial statements) totaling $29,007 which was included in debentures payable at December 31, 2015. The convertible debenture was retired in accordance with the SPA described in Note 4 to the financial statements.

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

During the six months ended June 30, 2016, Mr. Keen advanced $100,000 to the Company which is included in accounts payable. The Company is also indebted to Mr. Keen for his accrued salary from January 1, 2016 through June 30, 2016 totaling $75,500 and is included in accrued salaries.

Note 8 – Share Exchange Agreement

On May 31, 2016 the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Coretec Industries, LLC, a North Dakota limited liability company (“Coretec”), and four Coretec members (the “Members”), which Members hold all outstanding membership interests in Coretec. Pursuant to the Share Exchange Agreement, the closing of which remains subject to the satisfaction of various closing conditions, the Members agreed to sell all their membership interests in Coretec to the Company in exchange for the Company’s issuance of an aggregate 4,411,710 shares of the Company’s Series B Convertible Preferred Stock to the Members (the transaction, the “Exchange”). Upon consummation of the Exchange, Coretec will be a wholly-owned subsidiary of the Company and the Members are expected to beneficially own approximately 65% of the Company’s common stock on a fully-diluted basis.

After the closing of the Share Exchange Agreement, considering any preferred stock on an “as converted” basis, approximately 65% of the Company’s issued and outstanding common stock will be owned by the Coretec Members. The remaining 35% will be held by the Company’s current stockholders. After the closing of the Share Exchange Agreement, two of the current Company’s Directors will resign and three new Directors associated with Coretec will be nominated and elected, giving control of the board of directories to Coretec Members.

Consummation of the Exchange is subject to customary conditions, including without limitation, (i) the delivery to the Company by each of the Members or their designees, if any, a representation letter attesting to their status as an “accredited investor;” (ii) the delivery to the Company by each of the Members or their designees, if any, a letter agreement agreeing to automatically convert the shares of Series B Preferred issued to them pursuant to the Share Exchange Agreement upon the occurrence of certain events; (iii) the delivery to the Company by each of the Members or their designees, if any, a lock up agreement in the form attached to the Share Exchange Agreement; (iv) Coretec’s delivery to the Company of license agreement between Coretec and North Dakota State University allowing Coretec to license certain intellectual property concerning cyclohexasilane or other silicon-based materials; (v) the delivery to the Company of the required audited and unaudited consolidated financial statements; and (vi) delivery by the Company and Coretec all required consents to consummate all transactions contemplated by the Share Exchange Agreement. Of the conditions described above, conditions (iv), (v) and (vi) have been met.

The Company has engaged a law firm to prepare the necessary documents for the Share Exchange Agreement, including resolutions of the entities authorizing the closing, preparation and filing of form 14F, and filing of the Form 8K. The total fees agreed to for the entire engagement total $100,000. The law firm has completed approximately 50% of the engagement and the company has advanced $50,000 toward the total. The Company is obligated to fund the remaining $50,000 as the agreed upon tasks are completed.

The closing of the Shares Exchange Agreement is expected to occur near the end of September 2016.

The Share Exchange Agreement contains certain termination rights for the Company, Coretec and the Members.

Note 9 – Subsequent Events

Accrued salary to Victor Keen, CEO

Subsequent to June 30, 2016, the Company issued Mr. Victor Keen 152,386 shares of Series B Convertible Stock in consideration of the indebtedness to Mr. Keen for his accrued salary from January 1, 2016 through July 31, 2016 totaling $87,500 of which $75,000 was included in accrued salariesat June 30, 2016.

Stock issued for prior services

Subsequent to June 30, 2016, shares of Series B Convertible Stock totaling 35,623 were issued for 2016 consulting services for which the Company reduced accounts payable by $37,500

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Federal Funding Strategy

As funding has increased for the 3D field, the Company has implemented a federal funding strategy to augment its other capital raising efforts.  In December 2013, the Company secured the services of Doug Freitag, an expert in identifying and obtaining government grants of the type we are seeking. As a result of feedback from various Federal Government Program Managers, the strategy now places increased emphasis on a growing need for new technologies to visualize cyber data, military planning, medical imaging data, data collected when screening for contraband and validation of 3D engineering designs prior to manufacturing by 3D printing. The strategy also places greater emphasis on Small Business Innovation Research Grants where funding continues to grow, competition is limited to other small businesses, 3DIcon can more easily be the project leader, and the cycle for awards from the date of submission can be much faster. Larger contracts will still be considered but include other partners and may require one of more partners to lead the projects if awarded. A pre-proposal titled “Glasses-Free 3D Volumetric Display for to Enhance Mission Analysis” was submitted to the Defense Intelligence Agency on November 26, 2014. A proposal titled “3D Volumetric Display of Neurological Data Provided by MRI Imaging” was submitted to the National institute of Health on December 5, 2014 and is under review. A proposal titled “Transforming Cyber Data into Human-Centered 3D Visualizations” was submitted to the Air Force on February 25, 2015. A pre-proposal titled “Glasses-Free 3D Volumetric Visualization of Critical Data to Enhance Decision Making” was submitted to the DOD Combating Terrorism Technical Support Office on March 20, 2015. These submissions have failed to produce funding necessary to accelerate the development process, though the Company will continue to pursue federal funding on a selective basis.

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

University of Oklahoma - Sponsored Research Agreement History

On December 1, 2010, the Company entered into an agreement (the "Agreement") with the University of Oklahoma. The Agreement amended the existing agreements between the Company and the University such that all intellectual property, including all inventions and or discoveries, patentable or un-patentable, developed before July 28, 2008 by the University under the SRA is owned by the University. All intellectual property, including all inventions and/or discoveries, patentable or un-patentable, developed jointly by the Company and the University at any time is jointly owned by the Company and the University. Finally, all intellectual property developed by the Company after July 28, 2008, including all inventions and or discoveries, patentable or un-patentable, is owned by the Company.

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

International Patents Granted-Japan

•	“Light Surface Display for Rendering a Three-Dimensional Image” - Japanese Patent Number 5,594,718, August 15, 2014

International Patents Pending

•	“Light Surface Display for Rendering a Three-Dimensional Image” - European Application Number EP07755984, Filed April 25, 2007
•	“Ultra High Resolution Three-Dimensional Display” - July 26, 2013
•	“Holoform Projection Display” - March 12, 2013

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Revenue

We did not have revenue for the three-months periods ended June 30, 2016 and 2015.

Research and Development Expenses

The research and development expenses were $2,305 for the three months ended June 30, 2016, as compared to $2,329 for the three months ended June 30, 2015.  The decrease was a result of the decrease in activity.

General and Administrative Expenses

Our general and administrative expenses were $210,918 for the three months ended June 30, 2016, as compared to $213,636 for the three months ended June 30, 2015.  The decrease is due to a decrease of $7,000 of legal fees incurred in 2015 regarding the amortization of debt costs, a decrease in fees paid to the public relations firm of $35,000, a decrease of $6,000 in CFO fees, and a decrease of $5,700 in salaries and wages. These decreases were off-set by an increase in legal fees and consulting fees of $55,000 regarding the Securities Exchange Agreement.

Interest Expense

Interest expense for the three months ended June 30, 2016 was $2,005 as compared to $17,125 for the three months ended June 30, 2015.  The decrease was primarily a result of $8,400 decrease in interest cost from the convertible debentures outstanding during the period and a decrease of $7,000 of OID amortization resulting from the conversion of debentures.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Revenue

The second two year matching OCAST grant, for a total of $300,000 had a start date of September 1, 2013. We earned $-0- in grant funding from the second OCAST grant during the six months ended June 30, 2016 compared to $5,122 during the six months ended June 30, 2015. The grant was cancelled in March 2015 upon the resignation of Dr. Hakki Refai.

Research and Development Expenses

The research and development expenses were $4,930 for the six months ended June 30, 2016, as compared to $45,238 for the six months ended June 30, 2015.  The decrease was a result of the decrease in cost for patent fees of approximately $3,000, a decrease of $36,000 of fees paid to Dr. Hakki Refai, and a decrease in the travel expenses of $1,200.

General and Administrative Expenses

Our general and administrative expenses were $438,327 for the six months ended June 30, 2016, as compared to $472,483 for the six months ended June 30, 2015.  The net decrease is due primarily to a $69,000 decrease in fees to our public relations consultants and the CFO, a decrease of $12,000 in salaries, a decrease in legal fees of $8,000 regarding the amortization of deferred cost on debentures previously issued, a decrease of $11,000 in legal fees paid to our legal counsel, and a decrease in Blue Sky fees of $6,500. The decreases were off-set by an increase of $5,500 in accounting fees and $55,000 in legal and consulting fees regarding the Securities Exchange Agreement and an increase in insurance premiums of $4,000.

Interest Expense

Interest expense for the six months ended June 30, 2016 was $3,069 as compared to $25,748 for the six months ended June 30, 2015.  The decrease was a result of a decrease in the amount of OID amortized of $17,000 and a decrease of $6,000 in interest costs on our debentures and notes which were retired through the issuance of our Series B Preferred shares.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

•	Research and development expenses pursuant to the development of an initial demonstrable prototype and a second prototype for static volume technology.
•	Acceleration of research and development through increased research personnel as well as other research agencies.
•	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
•	Hiring executive officers for technology, operations and finance.
•	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.

Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended December 31, 2015, expressed substantial doubt about our ability to continue as a going concern due to our status as a development stage organization with insufficient revenues to fund development and operating expenses.

We had net cash of $14,083 at June 30, 2016.

We had negative working capital of $541,829 at June 30, 2016.

During the six-months ended June 30, 2016, we used $126,754 of cash for operating activities, a decrease of $55,278 or 30% compared to the six-months ended June 30, 2015. The decrease in the use of cash for operating activities was a result of the increase in accounts payable of $14,365, an increase in prepaid expenses of $4,206, a decrease of $29,000 in stock issued for services, a decrease in amortization of debt cost of $26,000, and a decrease in the net loss of $102,000.

There was no cash used in investing activities during the six-months ended June 30, 2016 or for the six-months ended June 30, 2015.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

4.75% Convertible Debenture due December 31, 2016

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 2016 as a result of a maturity extension agreement received by the Company in March 2015, and warrants to buy 25,571 shares of the common stock at an exercise price of $381.50 per share.  In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the six months ended June 30, 2016, Golden State converted $270 of the $100,000 debenture into 92,809,800 shares of common stock and exercised warrants to purchase 77 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally Golden State advanced $14,716 against future exercises of warrants of which $14,771 was applied to the exercise of warrants leaving $-0- of unapplied advances at June 30, 2016.

9% Promissory note due November 2016

On April 26, 2016 the Company signed a 9% Promissory Note with Golden State Equity Investors, Inc. (“Golden State”) in the amount of $40,000. Interest is due monthly in the amount of $300. Golden State advance the $40,000 on the note and on June 16, 2016 applied $14,659 to fund the exercise of warrants under the terms of the 4.75% Convertible debenture (described above) held by Golden State, leaving $25,341 outstanding on the 9% Promissory note.

14% Term loan due June 2018

On April, 18, 2016 the Company entered into a Loan Agreement (the “Agreement”) with Carlton James North Dakota Limited (“CJNCL”) whereby CJNDL agreed to provide the Company a loan facility of up to $100,000. Under the terms of the Agreement the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. CJNDL has advanced $75,000 on the loan. CJNDL is a party to the Share Exchange Agreement disclosed in Note 8 to the financial statements.

Director Debenture

On June 24, 2013, the Company issued to Victor Keen and Martin Keating, Directors of the Company, (“Directors”) 10% convertible debentures in a principal amount of $15,000 each, due June 26, 2014 and subsequently extended to June 30, 2016. The Directors may elect to convert all or any portion of the outstanding principal amount of the debentures at an exercise price of $0.01 per share. Provided that the debentures are paid in full on or before the maturity date, no interest shall accrue on the unpaid balance of the principal amount. In the event that the debentures are not paid in full on or before the maturity date, interest shall accrue on the unpaid outstanding balance of the principal amount of the debentures from June 26, 2013, until paid, at the fixed rate of ten percent (10%) per annum. On March 24, 2016, 2016, the Company issued to Mr. Keen and Mr. Keating 1,193,582 and 19,266 shares of its newly designated Series B Preferred, respectively, in accordance with Securities Purchase Agreements dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under these convertible debenture are deemed satisfied, exchanged and converted.

Newton, O'Connor, Turner & Ketchum 10% Convertible Debenture

On December 20, 2012, the Company issued to Newton, O'Connor, Turner & Ketchum (“NOTK”) a 10% convertible debenture in a principal amount of $29,007, initially due September 30, 2013 and subsequently extended to June 30, 2016.  NOTK may elect to convert all or any portion of the outstanding principal amount of the debenture at an exercise price of $0.02534 per share. The Company was indebted to NOTK for legal services performed for the Company and reimbursement of expenses in rendition of those services for the period ended December 31, 2012. The debenture was issued in settlement of the indebtedness.  On March 24, 2016, the Company issued to NOTK 50,149 shares of its newly designated Series B Preferred in accordance with a Securities Purchase Agreement dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under the 10% convertible debenture are deemed satisfied, exchanged and converted.

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

On March 8, 2016, the Keen Bridge Note was extended to June 30, 2016.

On March 24, 2016, 2016, the Company issued to Mr. Keen 1,193,582 shares of its newly designated Series B Preferred in accordance with Securities Purchase Agreements dated December 11, 2015, pursuant to which, as a result of the issuance of the Series B Preferred, all amounts owed under these convertible debenture are deemed satisfied, exchanged and converted.

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

Series B Convertible Preferred Stock

On March 24, 2016, the Company issued an aggregate of 1,589,010 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 24, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 24, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,403 owed by the Company to the Recipients. Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,355 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,2812 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company. Additionally, on May 10, 2016 shares of Series B Preferred totaling 16,862 were issued to consultants for $17,750 of services rendered in 2016.

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

Subsequent Events

Accrued salary to Victor Keen, CEO

Subsequent to June 30, 2016, the Company issued Mr. Victor Keen 152,386 shares of Series B Convertible Stock in consideration of the indebtedness to Mr. Keen for his accrued salary from January 1, 2016 through July 31, 2016 totaling $87,500 of which $75,000 was included in accrued salaries at June 30, 2016.

Stock issued for prior services

Subsequent to June 30, 2016, shares of Series B Convertible Stock totaling 35,623 were issued for 2016 consulting services for which the Company reduced accounts payable by $37,500.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended June 30, 2016, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2016, shares of common stock totaling 13,445,946 were issued to consultants for previous services provided to the Company for which the accounts payable liability was reduced by $17,000. Additionally, shares of common stock totaling 4,545,455 were issued to consultants for current services for which an expense was recorded in the amount of $750.

During the six-month period ended June 30, 2016, the Company issued an aggregate of 1,592,602 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 24, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 24, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,402.72 owed by the Company to the Recipients. Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,355 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,281 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company.  Additionally, on May 10, 2016 shares of Series B Preferred totaling 16,862 were issued to consultants for $17,750 of services rendered in 2016.

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

3DICON CORPORATION

Date: August 15, 2016	/s/ Victor F. Keen
	Name:	Victor F. Keen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

