Form 10-Q
period 2016-09-30
3DICON CORP
filed 2017-03-27
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 22, 2017, the issuer had 1,481,754,533 outstanding shares of Common Stock.

Explanatory Note

This report is the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 of 3DIcon Corporation (“3DIcon”), which gives effect to the merger described below.

On September 30, 2016, pursuant to the previously announced Share Exchange Agreement dated May 31, 2016 (the “Share Exchange Agreement”), with Coretec Industries, LLC, a North Dakota limited liability company (“Coretec”), and four Coretec members (the “Members”), which Members held all outstanding membership interests in Coretec, Coretec became a wholly owned subsidiary of 3DIcon (the “Exchange”). Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to 3DIcon in exchange for 3DIcon’s issuance of an aggregate 4,760,872 shares of 3DIcon’s Series B Convertible Preferred Stock to the Members. Following the Exchange, the former Members owned approximately 65% of 3DIcon’s common stock on a fully-diluted basis. The remaining 35% is held by 3DIcon’s prior stockholders.

Under accounting principles generally accepted in the United States of America, the acquisition is treated as a “reverse acquisition” under the purchase method of accounting. The consolidated condensed financial statements reflect the historical results of Coretec prior to the completion of the reverse acquisition since it was determined to be the accounting acquirer, and do not include the historical results of operations for 3DIcon prior to the completion of the acquisition. See Notes 1 and 2 of the notes to the consolidated condensed financial statements for additional information.

2

3

PART I

Item 1.    Financial Statements.

3DIcon CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash	$76,745	$8,811
Prepaid expenses	64,222	1,825
Due from related party	-	5,000
Total current assets	140,967	15,636

Property and equipment, net	6,410	7,247

Other assets:
Patents	1,400,000	-
Goodwill	166,000	-
Other intangible assets	16,111	-
Deposits-other	2,315	-
Total other assets	1,584,426	-
Total Assets	$1,731,803	$22,883

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Notes and debentures payable	$89,465	$-
Accounts payable	378,614	24,516
Accrued salaries	10,819	-
Accrued interest payable - related party	36,226	3,048
Accrued interest payable	16,836	-
Total current liabilities	531,960	27,564

Long term debt:
Notes payable - related party	800,454	130,572
Total Liabilities	1,332,414	158,136

Stockholders' equity (deficiency):
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 and -0- shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	69	-
Preferred stock, Series B convertible, $0.0002 par value, 6,600,000 shares authorized; 6,558,345 and 4,760,872 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,312	952
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 1,481,754,533 and -0- shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	296,351	-
Additional paid-in capital	586,336	(952)
Accumulated deficit	(484,679)	(135,253)
Total Stockholders' Equity (Deficiency)	399,389	(135,253)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,731,803	$22,883

See notes to unaudited consolidated condensed financial statements

3DIcon CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2016 and 2015,

and the Nine Months ended September 30, 2016 and period from inception (June 2, 2015) to September 30, 2015

(unaudited)

	Three Months	Three Months	Nine Months	From inception
	Ended	Ended	Ended	(June 2, 2015) to
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	69,668	-	151,868	-
General and administrative	109,530	56,332	173,909	85,694
Interest	12,341	5,252	23,649	7,002

Total expenses	191,539	61,584	349,426	92,696

Net loss	$(191,539)	$(61,584)	$(349,426)	$(92,696)

Loss per share:
Basic and diluted	$ N.A.	$ N.A.	$ N.A.	$ N.A.

Weighted average shares outstanding, basic and diluted	N.A.	N.A.	N.A.	N.A.

See notes to unaudited consolidated condensed financial statements

3DIcon CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Nine Months Ended September 30, 2016

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
		Par		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2015	-	$-	4,760,872	$952	-	$-	$(952)	$(135,253)	$(135,253)
3DIcon's equity at the time of the reverse acquisition	345,000	69	1,797,473	360	1,481,754,533	296,351	587,288	-	884,068
Net loss for the period	-	-	-	-	-	-	-	(349,426)	(349,426)
Balance September 30, 2016	345,000	$69	6,558,345	$1,312	1,481,754,533	$296,351	$586,336	$(484,679)	$399,389

See notes to unaudited consolidated condensed financial statements

3DIcon CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2016

and from Inception (June 2, 2015) to September 30, 2015

(unaudited)

	For the Nine Months Ended	From Inception (June 2, 2015)
	September 30,	to September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(349,426)	$(92,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	837	319
Amortization	3,889	-

Change in:
Prepaid expenses	(15,884)	-
Accounts payable and accrued liabilities	102,442	27,027

Net cash used in operating activities	(258,142)	(65,350)

Cash Flows from Investing Activities
Cash acquired in reverse acquisition	75,687	-
Purchase of property and equipment	-	(7,805)
Net payments from (advances to) related party	5,000	(10,000)
Purchase of intangible assets	(20,000)	-

Net cash provided by (used in) investing activities	60,687	(17,805)

Cash Flows from Financing Activities
Proceeds from note payable-related party	265,389	150,000
Net cash provided by financing activities	265,389	150,000

Net change in cash	67,934	66,845
Cash, beginning of period	8,811	-

Cash, end of period	$76,745	$66,845

See notes to unaudited consolidated condensed financial statements

3DIcon CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Note 1 – Summary of Significant Accounting Policies

Nature of Business

3DIcon Corporation (“3DIcon”) was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. From January 1, 2001, 3DIcon’s primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

Coretec Industries, LLC (“Coretec”), a wholly owned subsidiary of 3DIcon (collectively the “Company”), was organized on June 2, 2015 in the state of North Dakota. Coretec is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for energy-related industries including, but not limited to oil/gas, renewable energy, and distributed energy industries. Many of these technologies and products also have application for medical, electronic, photonic, display, and lighting markets among others. Early adoption of these technologies and products is anticipated in markets for energy storage (Li-ion batteries), renewable energy (BIPV), and electronics (Asset Monitoring).

Reverse Acquisition

On May 31, 2016, 3DIcon entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Coretec and four Coretec members (the “Members”), which Members held all outstanding membership interests in Coretec. On September 30, 2016 (the “Closing Date”), the Company closed the transaction contemplated by the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to 3DIcon in exchange for 3DIcon’s issuance of an aggregate 4,760,872 shares of 3DIcon’s Series B Convertible Preferred Stock to the Members (the “Exchange”). Coretec became a wholly-owned subsidiary of 3DIcon and the former Members beneficially own approximately 65% of 3DIcon’s common stock on a fully-diluted basis. Upon the closing of the Share Exchange Agreement, two of 3DIcon’s Directors resigned and three new Directors associated with Coretec were nominated and elected, giving control of the board of directors to former Coretec Members. The 65% holders of 3DIcon common stock will be unable to sell that stock for a period of one year under the terms of a lock-up agreement reached between the parties. Victor Keen, the largest shareholder of 3DIcon prior to the reverse acquisition, is also a participant in the lock-up agreement.

Basis of Presentation

The accompanying consolidated condensed financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with Coretec’s and 3DIcon’s year-end audited financial statements and related footnotes included in the previously filed Form 8-K/A and Form 10-K, respectively, and in the opinion of management, reflects all adjustments necessary to present fairly the consolidated condensed financial position of the Company. The consolidated condensed results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the acquisition is treated as a “reverse acquisition” under the purchase method of accounting (see Note 2). The consolidated condensed statements of operations herein reflect the historical results of Coretec prior to the completion of the reverse acquisition since it was determined to be the accounting acquirer, and do not include the historical results of operations for 3DIcon prior to the completion of the acquisition. The pre-merger balance sheet presented herein reflects the assets and liabilities of Coretec. 3DIcon’s assets and liabilities are consolidated with the assets and liabilities of Coretec as of the September 30, 2016 consummation of the acquisition. The number of shares issued and outstanding and additional paid-in capital of 3DIcon have been retroactively adjusted to reflect the equivalent number of shares issued by 3DIcon in the Share Exchange, while Coretec’s historical members’ deficit is being carried forward as the Company’s accumulated deficit. All costs attributable to the reverse merger were expensed.

Principles of Consolidation

The consolidated condensed balance sheet as of September 30, 2016 includes the accounts of 3DIcon and its wholly owned subsidiary, Coretec. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful lives using the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Estimated useful lives of property and equipment are as follows for the major classes of assets:

Asset Description	Estimated Lives
Furniture and fixtures	7 years

Intangible Assets

Intangible assets consist primarily of acquired patents. The Company acquired $1,400,000 of intangible assets in conjunction with the reverse acquisition discussed in Note 1 and Note 2. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

Goodwill

Goodwill was acquired with the reverse merger discussed in Note 1 and Note 2. The Company evaluates the carrying value of goodwill on an annual basis and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. When assessing whether goodwill is impaired, management considers first a qualitative approach to evaluate whether it is more likely than not the fair value of the goodwill is below its carrying amount; if so, management considers a quantitative approach by analyzing changes in performance and market based metrics as compared to those used at the time of the initial acquisition. For the periods presented, no impairment charges were recognized.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Since the Closing Date of the Share Exchange Agreement occurred on September 30, 2016 and no common stock was issued to Coretec in the reverse acquisition, the Company did not compute weighted average common shares outstanding for the three and nine months ended September 30, 2016 and 2015.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $70,000 and $152,000 for the three and nine months ended September 30, 2016. There were no research and development costs during the three months ended September 30, 2015 and the period from inception (June 2, 2015) to September 30, 2015.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Prior to the reverse acquisition, Coretec elected to be taxed as a Partnership for federal and state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of Coretec were passed through to the individual members. Therefore, prior to the reverse acquisition, no provision or liability for income taxes has been included in these consolidated financial statements.

Prior to the reverse acquisition, 3DIcon’s tax benefits were fully offset by a valuation allowance due to the uncertainty that the deferred tax assets would be realized.  Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. This is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact that this new guidance may have on its consolidated results of operations, cash flows, financial position and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in this ASU is to be applied on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The standard is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statement disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in this ASU are effective beginning after December 15, 2017, including interim periods within those periods and should be applied prospectively. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and labilities following the procedure that would be required in determining the fair value of assets acquires and labilities assumed in a business combination. Instead, an entity should perform its annual, or intern, goodwill impairment test by comparing the fair value of a reporting unity with its carrying amount. The amendments in this ASU are effective beginning after December 15, 2019, however early adoption is permitted on beginning January 1, 2017 and should be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial position and results of operations.

Uncertainties

The Company has realized a cumulative net loss of $484,679 for the period from inception (June 2, 2015) to September 30, 2016, and a net loss of $349,426 and $92,696 for the nine months ended September 30, 2016 and from inception (June 2, 2015) to September 30, 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these consolidated condensed financial statements. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The Company intends to continue to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

The accompanying consolidated condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplate the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Under the terms of the Golden State Equity Investors, Inc (“Golden State”) 4.75% Convertible Debenture due on December 31, 2016, subsequently extended to June 1, 2017, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $381.50 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month. Based upon the current stock price, the issued and outstanding shares as of September 30, 2016 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. Additionally, the Company has issued 1,481,754,533 common shares of the authorized 1,500,000,000 common shares, leaving a balance of 18,245,467 common shares available to be issued.

Note 2 – Share Exchange Agreement

On May 31, 2016, 3DIcon entered into a Share Exchange Agreement with Coretec and its Members, which Members held all outstanding membership interests in Coretec. Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to 3DIcon in exchange for 3DIcon’s issuance of an aggregate 4,760,872 shares of 3DIcon’s Series B Convertible Preferred Stock to the Members.

Upon the closing of the Share Exchange Agreement on September 30, 2016 (the “Closing Date”), considering any preferred stock on an “as converted” basis, approximately 65% of 3DIcon’s issued and outstanding common stock is now owned by the former Coretec Members. The remaining 35% is held by 3DIcon’s prior stockholders. Upon the closing of the Share Exchange Agreement, two of the former 3DIcon directors resigned and three new directors associated with Coretec were nominated and elected, giving control of the board of directors to the former Coretec Members. The 65% holders of 3DIcon common stock will be unable to sell that stock for a period of one year under the terms of a lock-up agreement reached between the parties. Victor Keen, the largest shareholder of 3DIcon prior to the reverse acquisition, is also a participant in the lock-up agreement.

Consummation of the Exchange was subject to customary conditions, including without limitation, (i) Coretec’s delivery to 3DIcon a representation letter attesting to each of the Members’ or their designees’ status as an “accredited investor;” (ii) Coretec’s delivery to 3DIcon a letter agreement executed by each of the Members or their designees, if any, agreeing to automatically convert the shares of Series B Preferred issued to them pursuant to the Share Exchange Agreement upon the occurrence of certain events; (iii) Coretec’s delivery to 3DIcon a lock up agreement executed by each of the Members or their designees, if any, in the form attached to the Share Exchange Agreement; (iv) Coretec’s delivery to 3DIcon a license agreement between Coretec and North Dakota State University allowing Coretec to license certain intellectual property concerning cyclohexasilane or other silicon-based materials; (v) the delivery to 3DIcon of the required Coretec audited and unaudited consolidated financial statements; and (vi) delivery by 3DIcon and Coretec all required consents to consummate all transactions contemplated by the Share Exchange Agreement.

The Company engaged a law firm to prepare the necessary documents for the Share Exchange Agreement, including resolutions of the entities authorizing the closing, preparation and filing of form 14F, and filing of the Form 8K. The total fees agreed to for the entire engagement total $100,000. As of September 30, 2016, the law firm had completed approximately 75% of the engagement and the Company has expensed $75,000. The Company is obligated to fund the remaining $25,000 as the agreed upon tasks are completed.

The Company has a complex equity structure which includes two series of preferred stock, common stock, warrants and options.  The acquisition date fair value of the consideration transferred was calculated as follows:

Company enterprise value	$1,378,026

Less: interest bearing debt	(493,958)

Company equity value	$884,068

The fair value of the assets acquired and liabilities assumed at the closing date were based on management estimates, except for the patents which were valued by an independent valuation expert. Based upon the preliminary purchase price allocation, the following table summarizes the estimated provisional fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$75,687
Prepaid expenses	46,513
Due from related party	52,019
Patents	1,400,000
Deposits	2,315
Total assets acquired at fair value	1,576,534

Accounts payable and accrued expenses	364,508
Notes payable	89,465
Notes payable - related party	404,493
Total liabilities assumed	858,466
Total identifiable net assets	718,068
Goodwill	166,000
Total preliminary purchase consideration	$884,068

The purchase price exceeded the fair value of the net assets acquired by approximately $166,000, which was recorded as goodwill.

In connection with the reverse acquisition, the Company incurred approximately $12,000 and $98,000 for related transaction costs for the three and nine months ended September 30, 2016, which are included in general and administrative expenses in the accompanying consolidated condensed statements of operations.

The following unaudited pro forma results for the three and nine month periods ended September 30, 2016 and 2015 summarizes the consolidated results of operations of the Company, assuming the reverse acquisition had occurred on January 1, 2015 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

	Three Months Ended
	September 30, 2016	September 30, 2015
Net revenues	$-	$-
Net loss	$(404,014)	$(277,003)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net revenues	$-	$5,122
Net loss	$(1,048,340)	$(886,577)

Note 3 – Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015
Furniture and fixtures	$7,805	$7,805
Less: Accumulated depreciation	(1,395)	(558)
Totals	$6,410	$7,247

Note 4 – Patents

The following table sets forth patents:

	September 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book	Useful Life
	Amount	Amortization	Value	Amount	Amortization	Value	In Years

Patents	$1,400,000	$-	$1,400,000	$-	$-	$-	17.45

The patents were acquired with the September 30, 2016 reverse acquisition (see Note 2), therefore amortization expense is not reflected in either the three and nine months periods ended September 30, 2016. Amortization expense for the next five fiscal years and thereafter is expected to be as approximately $20,000 for the three months ended December 31, 2016 and approximately $80,000 annually thereafter.

Note 5 – Debentures and Notes Payable

	September 30,	December 31,
	2016	2015
Notes and debentures payable:
9% Promissory note due June 2017	$25,341	$-
4.75% Convertible debenture due June 2017	64,124	-

Total notes and debentures payable	$89,465	$-

Notes payable - related party:
14% Term loan due June 2018	$103,993	$-
14% Term loan due June 2018	300,500	-
14% Term loan due June 2018	395,961	130,572

Total notes payable - related party	$800,454	$130,572

9% Promissory note due June 2017

On April 26, 2016, 3DIcon signed a 9% Promissory Note with Golden State in the amount of $40,000. Interest is due monthly in the amount of $300. Golden State advanced the $40,000 on the note and, on June 16, 2016, applied $14,659 to fund the exercise of warrants under the terms of the 4.75% Convertible debenture (described below) held by Golden State, leaving $25,341 outstanding on the 9% Promissory note. Subsequent to September 30, 2016, Golden Gate extended the maturity date of their 9% promissory note payable to June 1, 2017.

4.75% Convertible debenture due June 2017

On November 3, 2006, 3DIcon issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and most recently, June 1, 2017, and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.

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

14% Term loan due June 2018, related party

On April, 18, 2016, 3DIcon entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”) agreed to provide 3DIcon a loan facility of up to $100,000. Under the terms of the agreement, 3DIcon shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. CJNDL has advanced $103,993 ($3,993 in excess of the facility) on the loan. Subsequent to September 30, 2016, CJND agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note. CJNDL is a party to the Share Exchange Agreement discussed in Note 2.

14% Term loan due June 2018, related party

On April, 18, 2016, 3DIcon entered into an unsecured loan agreement whereby Victor Keen, former CEO of 3DIcon (“Keen”) agreed to provide 3DIcon a loan facility of up to $300,000. Under the terms of the agreement, 3DIcon shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. Keen has advanced $300,500 ($500 in excess of the facility) on the loan. Subsequent to September 30, 2016, Keen agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note. Keen is a party to the Share Exchange Agreement discussed in Note 2.

14% Term loan due June 2018, related party

In June 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. The total amount of borrowings by Coretec shall not exceed $500,000. Coretec pays interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $395,961 on the loan. Outstanding borrowings are secured by substantially all assets of the Company. The Note is due on June 29, 2018.

Note 6 – Commitments

The Company entered into a consulting agreement dated July 15, 2016 with Mr. Phillip Boudjouk in the area of working as a scientific and technical consultant. The Company anticipates that Mr. Boudjouk’s work under this consulting agreement will be performed for the Company, in support of their business development, research, development, and commercialization activities. The consulting agreement was effective as of July 15, 2016 and shall continue in full force and effect through July 14, 2017. The Company shall pay Mr. Boudjouk a fee of $7,000 per month. During the three and nine months ended September 30, 2016, the Company paid $17,500.

The Company entered into a Sponsored Research Agreement (“SRA”) dated August 14, 2015 with North Dakota State University Research Foundation (“NDSU/RF”). With the proposed research for this project, NDSU/RF plans to make prototypical compounds and materials from Cyclohexasilane (“CHS”) and CHS derivatives with the potential; 1) to act as efficient photoactive materials for solar cells, 2) to serve in electro active devices for optimization of current and voltage performance, 3) to perform at high levels of efficiency as silicon anodes in lightweight batteries (silicon has more than 11 times the capacity of carbon in the ubiquitous carbon based batteries), and, 4) to be incorporated into to specialty inks for printed electronics applications. The research commenced August 14, 2015 through August 31, 2016. The Company agreed to reimburse NDSU/RF for all costs incurred in performing the research up to a maximum amount of $70,000. On June 7, 2016 the Company and NDSU/RF mutually agreed to amend the SRA. Under the terms of the amendment the term was extended to June 30, 2017 and the consideration was increased by $120,000 to a maximum amount of $190,000. The Company recognized expense of $28,893 and $61,904 during the three and nine months ended September 30, 2016, respectively, leaving a balance of $128,096.

The Company entered into a one-year Independent Consulting Agreement with Concordia Financial Group (“Concordia”) effective August 1, 2016, and month-to-month thereafter. Under the terms of the agreement Concordia will provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assists in presentations related to the above services. Concordia is paid an hourly fee of $185.

Effective June 16, 2016, (the "Effective Date") Coretec (“Licensee”) and NDSU/RF signed an Exclusive License agreement (the “NDSU/RF Agreement") to have certain intellectual property rights (the “Patent Rights”), owned by NDSU/RF, developed and commercialized.

Under the terms of the NDSU/RF Agreement, NDSU/RF granted Coretec an exclusive license to make, have made, use, sell, or any combination of the foregoing, Licensed Products and Licensed Processes in the Field of Use and the Licensed Territory as defined in the NDSU/RF Agreement. Additionally NDSU/RF granted to Licensee a limited exclusive eighteen month option (the “Option Term”) to license Optioned Technologies' Patent Rights (”Optioned Technologies”), as described in the NDSU/RF Agreement. Licensee may only undertake technical, economic, and commercial evaluation of each optioned patent during the Option Term. Such evaluation by Licensee shall only be to determine if Licensee exercises its option and negotiates a license to such patent(s) as a Licensed Technology under the NDSU/RF Agreement and not to develop intellectual property or patents during the Option Period. Licensee agreed to actively and diligently evaluate Optioned Technologies so as to determine and report to NDSU/RF the status and progress toward the licensing of each patent listed in the NDSU/RF Agreement during the Option Period. If Licensee decides to not pursue any further evaluation of any patent or patent application of Optioned Technology Patent Rights in any quarter or during the previous quarter has not carried out any evaluation activities on any such patent or patent application, then any such patent or patent application shall be deleted from the NDSU/RF Agreement at the end of such quarter and all rights to such deleted Patent Rights shall revert to NDSU/RF.

In consideration for signing the NDSU/RF Agreement, Coretec agreed to pay NDSU/RF a license issue fee of $25,000 upon signing the NDSU/RF Agreement and an annual license maintenance fee of $25,000 beginning one year from the Effective Date of the NDSU/RF Agreement and annually thereafter in the event net sales of the Licensed Technology do not exceed three million dollars ($3,000,000) of which NDSU/RF shall receive a 6% royalty on the net sales. NDSU/RF shall also receive fifty percent (50%) of all sublicense fees received by Coretec. Coretec also agreed to pay to NDSU/RF all fees and costs relating to the filing, prosecution, and maintenance of the Patent Rights, whether such fees and costs were incurred before or after the Effective Date of this NDSU/RF Agreement and reimburse NDSU/RF for all prior invoiced patenting expenses (not to exceed to $227,111 as of April 1, 2016), (“LT Prior Expenses”). On an on-going basis, Coretec agreed to reimburse NDSU/RF patenting expenses invoiced after April 1, 2016 (“LT On-going Expenses”) and each month thereafter during the term of the Agreement. The LT On-going Expenses are due monthly within thirty days of being invoiced. The LT Prior Expenses of $227,111 are to be paid to NDSU/RF according to the following schedule:

a.	Twenty-five thousand dollars ($25,000) upon execution of the NDSU/RF Agreement
b.	Quarterly payments of twenty-five thousand dollars ($25,000), beginning on October 31, 2016, and on January 31, 2017, April 30, 2017, July 31, 2017, October 31, 2017, January 31, 2018, April 30, 2018 and the remainder on July 31, 2018.

In regards to the Optioned Technologies, in the event Coretec exercises its option on the Optioned Technology, Coretec agreed to reimburse NDSU/RF for all prior invoiced patenting expenses (not to exceed $240,332 as of April 1, 2016) pertaining to the Optioned Technologies incurred and invoiced prior to April 1, 2016 (“OT Prior Expenses"). Licensee shall reimburse NDSU/RF for OT Prior Expenses of Optioned Technologies according to the following schedule:

a.	Twenty-five thousand dollars ($25,000) upon the licensing of one or more of the Optioned Technologies on the effective date that the Optioned Technologies are licensed.
b.	Quarterly payments of twenty-five thousand dollars ($25,000) beginning on the next quarter after the effective date that the Optioned Technologies are licensed and paid by January 31, April 30, July 31, October 31, until all OT Prior Expenses on Optioned Technologies have been paid.

Beginning April 1, 2016 and during the Option Period, Licensee also agreed to reimburse NDSU/RF for all ongoing and future patenting expenses ("OT On-going Expenses") pertaining to Optioned Technologies accrued and invoiced after April 1, 2016. OT On-going Expenses of Optioned Technologies are to be reimbursed within thirty (30) days of being invoiced.

Licensee may terminate this NDSU/RF Agreement at any time by providing at least six (6) months written, unambiguous notice of such termination to NDSU/RF. Licensee shall remain obligated to pay all amounts due NDSU/RF through the effective date of the termination.

During the three and nine months ended September 30, 2016, Coretec paid $37,442 and $86,074 respectively under the terms of the NDSU/RF Agreement.

As of the date of filing, the Company has not exercised the Optioned Technologies.

Note 7 – Preferred Stock, Warrants and Options

The terms of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Warrants are as follows:

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of 3DIcon Corporation (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”), and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Corporation. We have not paid any cash or stock dividends to the holders of our Series A Preferred. As of September 30, 2016 dividends in arrears totaled approximately $60,000. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

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

In regards to the implications of the Exchange Transaction on Section 6 of the Series A Certificate of Designation (“COD”), the Company’s position is that a “Liquidity Event” as defined in Section 6(b) of the COD, as the concept was intended by all the Company and investors purchasing the shares, has not occurred.

Series A Warrants

Each Unit under the Securities Purchase Agreement consists of warrants entitling the investor to purchase fifty (50) shares of Common Stock for each share of Series A Preferred purchased by such investor in the Private Placement, at an initial exercise price per share of $0.0055. The exercise price and number of shares of Common Stock issuable under the warrants are subject to adjustments for stock dividends, splits, combinations and similar events. On or after the first anniversary of the issuance of the warrants and prior to close of business on the fourth anniversary of the issuance of the warrants, the warrants may be exercised at any time upon the election of the holder, provided however, that an investor may at any given time convert only up to that number of shares of Common Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of such investor and all persons affiliated with such investor, is not more than 4.99% of the Company’s Common Stock then outstanding (subject to adjustment up to 9.99% at the investor’s discretion upon 61 days’ prior notice).

Series B Convertible Preferred Stock

On March 22, 2016, 3DIcon filed with the Secretary of State of the State of Oklahoma a Certificate of Designation (the “Certificate of Designation”), setting for the Preferences, Rights and Limitation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”). The Two Million (2,000,000) shares of Series B Preferred designated under the Certificate of Designation have a stated value of $1.00 per share (the “Stated Value”). Under the Certificate of Designation, the holders of the Series B Preferred have the following rights, preferences and privileges:

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

On September 30, 2016, 3DIcon filed with the Secretary of State of the State of Oklahoma a Certificate of Amendment to the Certificate of Designation, increasing the number of authorized shares of Series B Preferred Stock from 2,000,000 shares to 6,600,000 shares.

Pursuant to the Share Exchange Agreement (see Note 2), 3DIcon issued 4,760,872 shares of 3DIcon’s Series B Convertible Preferred Stock in the reverse acquisition of Coretec.

Golden State Warrants and Options

As of September 30, 2016, Golden State has warrants outstanding to purchase 18,318 shares of common stock at a price of $381.50 per share which expire December 31, 2016, subsequently extended to June 1, 2017. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019. Additionally, from the Series A preferred stock issuance, there are 6,000,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017 and 13,250,000 warrants outstanding that were issued to Victor Keen, the Chairman of the Board of Directors of 3DIcon, which expire on January 17, 2018.

Stock options for employees, directors or consultants that vest immediately, are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are vested. Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

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

Note 8 – Incentive Stock Plan

In March 2014, the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. As of September 30, 2016, there were 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the 3DIcon Corporation 2015 Equity Incentive Plan (the “2015 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March, 2015. There are 142,244 shares available for issuance under the 2015 EIP as of September 30, 2016.

Note 9 – Office Lease

The Company entered into a lease agreement in June 2015 for office space in North Dakota that will expire in November 2017. The Company has an amended office lease in Tulsa, Oklahoma that will expire on July 31, 2018. At September 30, 2016, the minimum future lease payments to be paid under the non-cancellable leases are payable as follows:

2016	$11,500
2017	44,000
2018	13,000

Rent expense for operating leases was $5,700 and $17,000 for the three and nine months ended September 30, 2016, respectively.

Note 10 – Related Party Transactions

As of December 31, 2015 the Company advanced $5,000 to an entity partially owned by an owner of a former member of Coretec. This amount was due on demand and repaid in April 2016.

The Company entered into a consulting agreement dated July 7, 2015 with Mr. Doug Freitag, who became the Company’s CEO on October 1, 2016. Mr. Freitag’s field of consultation was in the area of working as a federal business and private sector business consultant and technical consultant. The work under this consulting agreement was performed for the Company, in support of business development, research, development, and commercialization activities. The consulting agreement was effective as of July 2015 and continued in full force through July 2016 and will continue monthly thereafter, unless terminated under the terms of the agreement. On October 1, 2016, the Company entered into a consulting agreement with Mr. Doug Freitag which replaces the previous agreement but the terms are identical. The consulting agreement became effective as of October 1, 2016 and continued in full force and effect through December 31, 2016. Subsequent to December 31, 2016, Mr. Freitag and the Company entered into a consulting agreement pursuant to which he will be compensated $194 per hour.

The Company paid Mr. Freitag a fee of $30,341 and $70,546 during the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2016, Mr. Victor Keen advanced $300,500 to 3DIcon under the terms of a loan which is included in notes payable – related party (see Note 5).

During the nine months ended September 30, 2016, CJNDL, a company owned by Mr. Carlton James, a director of 3DIcon, advanced $265,389 to 3DIcon under the terms of a loan, which is included in term loans (see Note 5).

As of September 30, 2016, accrued interest related to the $500,000 14% term loan due June 2018 amounted to $26,697 and interest expense was $12,341 and $26,697 during the three and nine months ended September 30, 2016, respectively.

Note 11 – Subsequent Events

Authorization of Name Change

On February 21, 2017, the Board unanimously approved the proposal to seek stockholder approval and authorization to amend the Company’s Certificate of Incorporation to change the name of the Company to “The Coretec Group Inc.” (the “Name Change”) and thereafter change its trading symbol to a trading symbol resembling the name of the Company following the Name Change. On February 21, 2017, a majority of the Company’s stockholders adopted resolutions by written consent authorizing the Board to undertake the Name Change. This Name Change will become effective immediately upon the Company’s filing of the Name Change Amendment with the Secretary of State of the State of Oklahoma.

Authorization of Reverse Stock Split

On February 21, 2017 (the “Record Date”), the Board of Directors unanimously approved, and a majority of the Company’s stockholders, as of the Record Date, approved by written consent pursuant to Section 18-1073 of the Oklahoma Act, to permit the Company’s Board of Directors, in its sole discretion, to effectuate one or more consolidations of the issued and outstanding shares of common stock at some future date no later than the first anniversary of the Record Date, pursuant to which the shares of common stock would be combined and reclassified into one validly issued- fully paid and non-assessable share of common stock at a ratio (the “Reverse Split Ratio”) within the range of 1-for-50 and up to 1-for-300 (the “Reverse Split Range”), with each stockholder otherwise entitled to receive a fractional share of common stock as a result of the Reverse Stock Split.  If effectuating a Reverse Stock Split pursuant to the minimum stated Reverse Split Ratio, each 50 shares of the Company’s issued and outstanding common stock will be automatically converted into 1 share of common stock. If effectuating a Reverse Stock Split pursuant to the maximum stated Reverse Split Ratio, each 300 shares of our issued and outstanding common stock will be automatically converted into 1 share of common stock.

Supply Agreement

On December 13, 2016, the Company entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement is for the purchase and sale of CHS (or the “Products”) as set forth in the Supply Agreement, pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for the duration of three years from the effective date.

An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity that is being purchased. Final pricing will be reviewed and adjusted annually based on prior year’s consumption and/or as the global economic conditions dictate, taking into account market conditions and raw material price fluctuations.

Under the terms of the Supply Agreement, Gelest will scale-up production of CHS, within their available capacity of 12-18 Kg per year, and further optimize the manufacturing process licensed by the purchaser from NDSU/RF. The term of this project is 90 days from the receipt of the first installment of YSi6Cl14 salt from the purchaser. The cost for scale-up and manufacturing optimization is $180,000 to be paid by the purchaser in two installments. The initial installment of $18,000 was paid upon finalizing this Supply Agreement. The second installment of $162,000 is to be paid net 30 days from availability for shipment of up 200 – 400 grams of the initial product of the quality stated in the Supply Agreement. As of the date of filing, the Company has not paid the second installment, as Gelest has yet to complete the production of material.

Consulting Agreements

On January 22, 2017, the Company hired silicon materials expert Ragnar Avery as Vice President, CHS Marketing and Sales. Mr. Avery will lead new business development and sales initiatives for the Company’s proprietary liquid silicon precursor, CHS. The consulting agreement shall be effective as of February 1, 2017 and shall continue in full force and effect through February 1, 2018. The Company shall pay Mr. Avery a fee of $125 per hour for the first three months and $150 per hour thereafter.

Debentures Payable

Subsequent to September 30, 2016, Golden Gate extended their debenture and note payable to June 1, 2017.

Newly Appointed Chief Executive Officer

On March 21, 2017, Doug Freitag resigned as Chief Executive Officer of the Company in order to allow Michael A. Kraft to take over in his place as the Company’s newly appointed Chief Executive Officer.  In connection with Mr. Kraft’s appointment, the Company entered into a consulting agreement with Mr. Kraft, pursuant to which it agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month to the Company and a $25,000 bonus payable in the Company’s restricted stock upon the occurrence of certain events.  In addition, the Company agreed to issue to Mr. Kraft, an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date on which certain milestones are completed.

Mr. Freitag will assume a strategic consulting role as the Company’s Vice President of Technology and will remain on the Company’s Board of Directors.  Mr. Freitag will continue to be compensated $194 per hour pursuant to the consulting agreement he entered into with the Company in January 2017.

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

The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Plan of Operation

Background:

Coretec Industries, LLC, a North Dakota limited liability company (“Coretec”), was organized on June 2, 2015. Four Coretec members (the “Members”) held all outstanding membership interests in Coretec. Coretec was formed to create technology based solutions (products and services) that address energy-related market needs globally. Leveraging the expertise of its management in forming and managing technology based startups, funding raising, sales, and marketing. They are advised by Dr. Philip Boudjouk, an expert in silicon (“Si”) chemistry and Doug Freitag, an expert in the application of Si materials and Federal business development.

On September 30, 2016 (the “Closing Date”), we closed a transaction contemplated by a Share Exchange Agreement dated May 31, 2016 (the “Share Exchange Agreement”) with 3DIcon Corporation (“3DIcon”). Pursuant to the Share Exchange Agreement, Coretec became a wholly-owned subsidiary of 3DIcon.

3DIcon was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. The initial focus of First Keating Corporation was to market and distribute books written by its founder, Martin Keating. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. On July 15, 2005, 3DIcon entered into a Sponsored Research Agreement (“SRA”) with the University of Oklahoma (the “University” or “OU”), which expired on January 14, 2007, under which they conducted a research project entitled "Investigation of 3-Dimensional Display Technologies”. On February 23, 2007, they entered into an SRA with the University, which expired on March 31, 2010, under which they conducted a research project entitled "3-Dimensional Display Development". The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, 3DIcon has obtained the exclusive worldwide marketing rights to these 3D display technologies.

The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

•	Providing technological support to advance the refinement of CSpace image material;
•	Adding recognized expertise to the team;
•	Creating the opportunity for near-term revenue; and
•	Adding a significant portfolio of Intellectual Property.

Combined Company Plans

Coretec’s Technology. Coretec’s underlying technology is based on the efficient production of a high value liquid silicon precursor, cyclohexasilane. A key advantage of Cyclohexasilane (“CHS”) is that it is a liquid at room temperature and does not convert to a gas until heated above 400°F. This compares to materials commonly used for manufacturing silicon-based semiconductors and solar cells (monosilane or trichlorosilane) that have much lower boiling points which leads to higher cost handling and shipping. Another key advantage of CHS is that the production rate of the silicon-forming step can be increased by a factor of six relative to the currently used materials, leading to significant cost savings. The Company anticipates that CHS will first be used as an alternative to monosilane or trichlorosilane when adding silicon to lithium ion batteries or when used in manufacturing silicon-based semiconductors.

The Company also sees longer term potential in several emerging markets where there are opportunities in the conversion of CHS into nanoparticles and nanowires for use in such emerging, high-growth markets as:

•	Energy storage
•	Solid state lighting
•	Authentication of critical documentation
•	Printable electronics
•	Building-integrated solar energy

Coretec’s IP portfolio of silicon-based materials will be accessible to the Company as a result of the signing of an exclusive, global licensing agreement (the “License”) between Coretec and the NDSU Research Foundation (NDSU/RF) in June 2016.

The License provides access to 11 existing and three pending patents representing the global intellectual property around this silicon-based technology for all of these markets. In addition, Coretec has an option to acquire the exclusive licensing rights to an additional 16 patents within the next 18 months.

Enhancement of CSpace. A key challenge in the development of CSpace® has been the development of the material to be used for the image chamber. 3DIcon had been exploring a variety of glass alternatives under a Joint Development Agreement with Schott Defense, a global leader in specialty glass materials. While progress continues to be made, it was concluded that limitations remained, primarily in weight and cost.

A key virtue of having access to the Coretec IP portfolio of Silicon-based materials is that 3DIcon can now use all of the manufacturing infrastructure and knowledge that’s available for optical plastics for the CSpace® image chamber. The benefit to CSpace® is that we can now mold the material into a broad range of shapes that is much lighter and much lower in cost than the glass material we worked with before. While this approach is being explored, alternative approaches continue to be considered.

Near-Term Revenue Opportunities. A suitable U.S.-based manufacturer for scaling CHS has been identified for pilot scale production of the material for commercial purposes. Technical meetings were completed to define the scope of the activities between the parties. A draft Joint Development Agreement (JDA) is in the final stages of negotiation. The JDA is expected to lead to a business partnership between the parties. The commercial sale of (pilot scale) materials will begin in mid-2017 and is expected to result in net revenue to the Company at that time.

Discussions are also being held with battery material companies developing silicon anodes for the next generation of batteries, setting the stage for a JDA in the battery/energy storage space.

Recent Developments

On March 21, 2017, Doug Freitag resigned as Chief Executive Officer of the Company in order to allow Michael A. Kraft to take over in his place as the Company’s newly appointed Chief Executive Officer.  Mr. Frietag will assume a strategic consulting role as the Company’s Vice President of Technology and will remain on the Company’s Board of Directors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenue

We did not have revenues for the three months ended September 30, 2016 or for the three months ended September 30, 2015.

Research and Development Expenses

The research and development expenses were $69,668 for the three months ended September 30, 2016, as compared to $-0- for the three months ended September 30, 2015.  The approximately $70,000 increase was a result of the cost related to the License Agreement signed with NDSU/RF in June 2016 of $41,000 and the SRA signed with NDSU signed on August 14, 2015 of $29,000.

General and Administrative Expenses

Our general and administrative expenses were $109,530 for the three months ended September 30, 2016, as compared to $56,332 for the three months ended September 30, 2015.  The approximately $53,000 net increase was a result of the increase in cost for consulting fees of $68,000 for our CEO, an increase of $3,000 for fees to our CFO, an increase of legal fees of $16,000 related to agreements signed in 2016, and an increase in accounting fees for reviews prepared in 2016 of $12,000. We also had a decrease in marketing expenses of $14,000 from a market survey prepared in 2015, a decrease of $29,000 of guaranteed payments incurred to a former Coretec member paid in 2015 and a $2,900 decrease in travel expenses incurred in 2015.

Interest Expense

Interest expense was $12,341 for the three months ended September 30, 2016, as compared to $5,252 for the three months ended September 30, 2015.  The increase was a result of the increase of the principal balance due under our loan agreement with Carlton James ND, LTD.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE PERIOD FROM INCEPTION (JUNE 2, 2015) TO SEPTEMBER 30, 2015

Revenue

We did not have revenues for the nine months ended September 30, 2016 or for the period from Inception (June 2, 2015) to September 30, 2015.

Research and Development Expenses

The research and development expenses were $151,868 for the nine months ended September 30, 2016, as compared to $-0- for the period from Inception (June 2, 2015) to September 30, 2015.  The approximately $152,000 increase was a result of the cost related to the License Agreement signed with NDSU/RF in June 2016 of $90,000 and the SRA signed with NDSU signed on August 14, 2015 of $62,000.

General and Administrative Expenses

Our general and administrative expenses were $173,909 for the nine months ended September 30, 2016, as compared to $85,694 for the period from Inception (June 2, 2015) to September 30, 2015.  The approximately $88,000 net increase was a result of the increase in cost for consulting fees of $93,000 for our CEO, an increase of $8,000 for fees to our CFO, an increase of legal fees of $20,000 related to agreements signed in 2016, an increase in rent of $9,500, an increase of banks service charges and computer expenses of $2,600 and an increase in accounting fee for reviews prepared in 2016 of $23,000. We also had a decrease in marketing expenses of $35,000 from a market survey prepared in 2015, a decrease of $29,000 of guaranteed payments incurred to a former Coretec member paid in 2015 and a $3,700 decrease in travel expenses incurred in 2015.

Interest Expense

Interest expense was $23,649 for the nine months ended September 30, 2016, as compared to $7,002 for the period from Inception (June 2, 2015) to September 30, 2015.  The increase was a result of the increase of the principal balance due under our loan agreement with Carlton James ND, LTD.

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

We had net cash of $76,745 at September 30, 2016. We had negative working capital of $390,993 at September 30, 2016.

During the nine months ended September 30, 2016, we used $258,142 of cash for operating activities, an increase of $192,792 or 295% compared to the period ended September 30, 2015. The increase in the use of cash for operating activities was a result of the increase in the loss from operations of $256,730 and the increase in prepaid expenses of $15,884 and a decrease of accounts payable of $102,442.

During the nine months ended September 30, 2016, there was $60,687 of net cash provided by investing activities, an increase of $78,492 or 441% compared to the period ended September 30, 2015. The increase was primary a result of $75,687 of cash acquired in reverse acquisition, partially offset by the purchase of $20,000 of intangible assets.

During the nine months ended September 30, 2016, there was $265,389 of cash provided by financing activities, an increase of $115,389 or 77% compared to the period ended September 30, 2015. The increase was due to proceeds from the issuance of a note payable to a related party.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

9% Promissory note due June 2017

On April 26, 2016, 3DIcon signed a 9% Promissory Note with Golden State in the amount of $40,000. Interest is due monthly in the amount of $300. Golden State advanced the $40,000 on the note and, on June 16, 2016, applied $14,659 to fund the exercise of warrants under the terms of the 4.75% Convertible debenture (described below) held by Golden State, leaving $25,341 outstanding on the 9% Promissory note. Subsequent to September 30, 2016, Golden Gate extended the maturity date of their 9% promissory note payable to June 1, 2017.

4.75% Convertible debenture due June 2017

On November 3, 2006, 3DIcon issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and most recently, June 1, 2017, and warrants to buy 28,571 shares of the common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. During the nine months ended September 30, 2016, Golden State converted $270 of the $100,000 debenture into 92,809,800 shares of common stock and exercised warrants to purchase 77 shares of common stock at $381.50 per share based on the formula in the convertible debenture. Additionally, Golden State advanced $14,716 against future exercises of warrants of which $14,771 was applied to the exercise of warrants leaving $-0- of unapplied advances at September 30, 2016.

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

14% Term loan due June 2018, related party

On April, 18, 2016, 3DIcon entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”) agreed to provide 3DIcon a loan facility of up to $100,000. Under the terms of the agreement, 3DIcon shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. CJNDL has advanced $103,993 ($3,993 in excess of the facility) on the loan. Subsequent to September 30, 2016, CJND agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note. CJNDL is a party to the Share Exchange Agreement discussed in Note 2.

14% Term loan due June 2018, related party

On April, 18, 2016, 3DIcon entered into an unsecured loan agreement whereby Victor Keen, former CEO of 3DIcon (“Keen”) agreed to provide 3DIcon a loan facility of up to $300,000. Under the terms of the agreement, 3DIcon shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. Keen has advanced $300,500 ($500 in excess of the facility) on the loan. Subsequent to September 30, 2016, Keen agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note. Keen is a party to the Share Exchange Agreement discussed in Note 2.

14% Term loan due June 2018, related party

In June 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. The total amount of borrowings by Coretec shall not exceed $500,000. Coretec pays interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $395,961 on the loan. Outstanding borrowings are secured by substantially all assets of the Company. The Note is due on June 29, 2018.

Off Balance Sheet Arrangements

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Research and Development Costs

The Company expenses all research and development costs as incurred. Until we have developed a commercial product, all costs incurred in connection with the SRA with the NDSU/RF, as well as all other research and development costs incurred, will be expensed as incurred. After a commercial product has been developed, we will report costs incurred in producing products for sale as assets, but we will continue to expense costs incurred for further product research and development activities.

Stock-Based Compensation

The Company uses its common stock or warrants to purchase its common stock as a means of compensating our employees and consultants. Financial Accounting Standards Board ("FASB") guidance on accounting for share based payments requires us to estimate the value of securities used for compensation and to charge such amounts to expense over the periods benefited.

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

Intangible Assets

Intangible assets consist primarily of acquired patents. The Company acquired $1,400,000 of intangible assets in conjunction with the reverse merger discussed in Note 1 and Note 2. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

Goodwill

Goodwill was acquired with the reverse merger discussed in Note 1 and Note 2. The Company evaluates the carrying value of goodwill on an annual basis and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. When assessing whether goodwill is impaired, management considers first a qualitative approach to evaluate whether it is more likely than not the fair value of the goodwill is below its carrying amount; if so, management considers a quantitative approach by analyzing changes in performance and market based metrics as compared to those used at the time of the initial acquisition. For the periods presented, no impairment charges were recognized.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.   Controls and Procedures.

Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level as we do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions. To help address this material weaknesses, management engaged financial consultants and performed additional analyses and other procedures.

Notwithstanding the assessment that our Internal Control Over Financial Reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated condensed financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	XBRL Taxonomy Extension Definition *

101.LAB	XBRL Taxonomy Extension Labels *

101.PRE	XBRL Taxonomy Extension Presentation *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: March 27, 2017	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer

