Form 10-K
period 2016-12-31
3DICON CORP
filed 2017-04-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2016 was $1,178,810.

As of April 7, 2017, the issuer had 1,481,754,533 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

This Annual Report on Form 10-K includes the accounts of 3DIcon Corporation, an Oklahoma corporation, together with its wholly-owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation based in Fargo, North Dakota (individually referred to as “Coretec”). References in this Report to “3DIcon”, “we”, “our”, “us” or the “Company” refer to 3DIcon Corporation and its consolidated subsidiary unless context dictates otherwise.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “will,” “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” “potential,” “continue,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our businesses, financial condition, results of operations and prospects.

ITEM 1. BUSINESS

Organizational History

3DIcon Corporation was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. Our articles of incorporation were amended August 1, 2003 to change our name to 3DIcon Corporation in order to reflect our change in focus from marketing and distributing books to the development of 360-degree holographic technology. From April 2004 through March 2010, we engaged the University of Oklahoma (the “University” or “OU”) under a Sponsored Research Agreement (“SRA”) to conduct studies related to our volumetric three dimensional display systems. The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies, our CSpace® technology (“CSpace”).

On September 30, 2016, we closed a transaction contemplated by a Share Exchange Agreement dated May 31, 2016 (the “Share Exchange Agreement”) with Coretec, and four Coretec members (the “Members”), which Members held all outstanding membership interests in Coretec. Pursuant to the Share Exchange Agreement, Coretec became a wholly-owned subsidiary of the Company, and the Company issued an aggregate 4,760,872 shares of the Company’s Series B Convertible Preferred Stock to the Members, resulting in their collective beneficial ownership of approximately 65% of the Company’s common stock on a fully-diluted basis, which shares are subject to a one-year lock up agreement. The Series B Convertible Preferred Stock is convertible into 1,914 shares, or an aggregate of 9,112,309,008 shares of common stock. Since the parties agreed and acknowledged that such conversion shares are not available for issuance, the Company agreed to take action to proceed in good faith to cause a corporate action that would allow the Company to issue such conversion shares (the “Capitalization Adjustment”). In the event that Capitalization Adjustment is not completed by May 30, 2017, the Members have an option, but not the obligation, to rescind the Share Exchange Agreement by surrendering for cancellation all consideration paid by the Company and the Company returning all membership interests in Coretec.

Background of the Share Exchange Agreement.

In the fourth quarter of 2015, it was determined that federal funding, while still a viable source, was a longer term prospect than originally planned. In addition, the low price of our stock, made it extremely difficult to raise capital without significant dilution. Victor Keen, who was then CEO and Chairman, funded the Company with $250,000, simultaneously with holders of debt totaling over $1 million agreeing to convert into equity. The Company also began to look for an acquisition, merger or partnership to improve the Company’s position. After exploring several alternatives, it was determined that a combination with Coretec represented the best potential outcome for the Company. The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

•	Providing technological support to advance the refinement of CSpace® image material;
•	Adding recognized expertise to the team;
•	Creating the opportunity for near-term revenue; and
•	Adding a significant portfolio of Intellectual Property (IP).

Overview of the Consolidated Company.

Coretec’s Technology. Coretec’s underlying technology is based on the production of a high value liquid silicon precursor, cyclohexasilane (“CHS”). A key advantage of CHS is that it remains in liquid form at room temperature and does not convert to a gas until heated above 400°F. This compares to materials commonly used for manufacturing silicon-based semiconductors and solar cells (monosilane or trichlorosilane) that have much lower boiling points which leads to higher cost handling and shipping. Another key advantage of CHS is that the production rate of the silicon-forming step can be increased by a factor of six relative to the currently used materials, leading to significant cost savings. We anticipate that CHS will first be used as an alternative to monosilane or trichlorosilane when adding silicon to lithium ion batteries or when used in manufacturing silicon-based semiconductors.

We also see longer term potential in several emerging markets where there are opportunities in the conversion of CHS into nanoparticles and nanowires for use in such emerging, high-growth markets as:

•	Energy storage
•	Solid state lighting
•	Authentication of critical documentation
•	Printable electronics
•	Building-integrated solar energy

Coretec’s IP portfolio of silicon-based materials in-licensed rights pursuant to an exclusive, global licensing agreement (the “License”) entered into between Coretec and the NDSU Research Foundation (NDSU/RF) in June 2016. The License provides access to 11 existing and three pending patents representing the global intellectual property around this silicon-based technology for all the markets we have identified. In addition, Coretec has an option to acquire the exclusive licensing rights to an additional 16 patents within the next 12 months.

Enhancement of CSpace. A key challenge in the development of CSpace® has been the development of the material to be used for the image chamber. 3DIcon had been exploring a variety of glass alternatives under a Joint Development Agreement with Schott Defense, a global leader in specialty glass materials. While progress continued to be made, it was concluded that limitations remained, primarily in weight and cost.

A key virtue of having access to the Coretec IP portfolio of silicon-based materials is that we can now use all of the manufacturing infrastructure and knowledge that is available for optical plastics for the CSpace® image chamber. The benefit to CSpace® is that silicon-based optical plastics can be molded into a broad range of shapes and allow the image chamber to be much lighter and much lower in cost than the glass material we worked with before.

Near-Term Revenue Opportunities. Opportunities for near-term revenue continue to be explored in battery and microelectronic markets. Interest in the use of silicon in Li-ion batteries continues to increase driven by the growing demand for electrical vehicles and home energy storage systems for backup power. Discussions are ongoing with suppliers of Li-ion battery anode materials that are seeking next generation materials to further increase performance while improving lifetime, safety and reliability. We believe these suppliers will be well positioned to take advantage of the benefits provided by CHS when combined as a liquid with other powder based materials. While we believe the use of CHS in Li-ion batteries will provide near term revenue, we also continue to explore revenue opportunities in microelectronics and especially those early adopter markets where advanced microelectronics are being developed in lower volumes and with less price sensitivity.

Recent Developments. On December 13, 2016, we entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement is for the purchase and sale of Cyclohexasilane (CHS) as set forth in the Supply Agreement (the “Products”), pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for a period of three years.  NDSU provided raw materials required to produce CHS to Gelest in January, 2017. Efforts by Gelest to scale the manufacturing process for CHS are ongoing with the goal of producing up to 400 grams of material that will be available for sale to potential customers. An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity and quality of material that is being purchased. We believe this price is competitive with competing higher order silanes such as trisilane and neopentasilane while offering a number of advantages.

Overview of Business

Coretec Business

Coretec Industries LLC, a North Dakota limited liability corporation based in Fargo, was established in 2015 to create technology based solutions (products and services) that address energy-related market needs globally. Coretec was founded by three corporate entities: EOS Management LLC, Carlton James North Dakota, Ltd., and ChymaTek Energy Solutions, LLC. Principals supporting the business include Dennis Anderson, Simon Calton, and Ronald Dombrowski. The principals have combined expertise in forming and managing technology based startups, fundraising, sales, and marketing. They are advised by Dr. Philip Boudjouk, an expert in silicon chemistry and Doug Freitag, an expert in the application of Si materials and Federal business development.

Coretec’s business model is to identify and license technology created by major universities, institutes, national laboratories and other research centers. Where technology does not already exist, research is to be sponsored. The initial candidates for licensing will include silicon technologies developed by the group of Dr. Philip Boudjouk at North Dakota State University (“NDSU”). These technologies include methods to produce and process cyclohexasilane (C6H12), “stacked” polysilane ((R2Si)n) and their alloys with various dopants into liquid silane, Si and SiC thin films, Si nanowires and Si QDs. Future technologies will include high refractive index siloxane polymers (HRISP).

Technology licensed by Coretec is used to form partnerships with established manufacturers and distributors in global markets of interest. Early adoption of these technologies is anticipated in markets for battery energy storage (Li-ion), solid-state lighting (LEDs), solar energy (BIPV) and printable electronics (Asset Monitoring). These respective supply chains include material suppliers, process tool suppliers, subcomponent suppliers and OEMs. We will first form strategic partnerships with specialty material suppliers with expertise in Si. Once the supply of our materials has been established, we will form partnerships with OEMs and their suppliers in the respective markets looking for a competitive advantage we believe we can provide.

Coretec Overview

Coretec is developing, testing, and providing new and/or improved technologies and resulting product solutions for energy-related industries including, but not limited to oil/gas, renewable energy, energy conservation, and distributed energy industries. Many of these technologies and resulting product solutions also have application to the broader markets of anti-counterfeit packaging, medical devices, electronics, photonics, and displays. The initial technologies and product solutions are based on new innovations in cyclohexasilane (C6H12), Si QDs, “stacked” polysilane ((R2Si)n), their alloys with various dopants, and in the future, high refractive index siloxane polymers (HRISP). Early adoption of these technologies and resulting product solutions is anticipated in markets for energy storage (Li-ion batteries), solid-state lighting (LEDs), solar energy (BIPV) and printable electronics (Asset Monitoring).

Coretec was founded by three corporate entities:

•	EOS Management LLC

o	Expertise and experience in equipment and services for oil/gas industry.

•	Carlton James North Dakota Ltd.

o	Expertise and experience in procuring and managing investments and financial services.

•	ChymaTek Energy Solutions LLC

o	Expertise and experience in R&D and commercialization of material and chemical technologies.

Business Model

Coretec’s business model includes monitoring the ever-growing catalogue of new technologies and valuable IP for licensing opportunities that could lead to incremental improvements and/or additional features in resulting products or lead to next generation products for use by energy-related industries and is created and held within universities and other parties that may lack financial resources and/or interest to further develop and commercialize them.

Additionally, where needs exist, but new technologies and resulting products are not currently available, conduct research and development (“R&D”) activities through sponsored projects performed at major universities, institutes, national laboratories and other research centers. Coretec will leverage existing, world-class expertise, experience, and laboratory facilities that reside in these non-profit, R&D entities for R&D, testing, and “proof of concept” studies up to and including at the device level that may be required to create commercialization opportunities.

Following these “proof of concept studies”, commercialization opportunities (e.g., manufacturing, marketing, sales) created for its technologies and IP will include, but are not limited to:

•	joint ventures or other business collaborations with Coretec’s joint development partners who can manufacture, market and sell new or improved products (based upon Coretec’s technologies and IP) into existing or new supply chains (that the partner company/companies already have an established, significant presence or can capture and grow market share); or

•	manufacturing, marketing and selling its own products; or

•	creating “exit strategies” such as:

o	sale of one or more technologies and IP to the private sector;

o	license and/or sublicense one or more technologies and IP to the private sector; or

o	other business transactions, e.g., merger, acquisition, spinoffs.

Research & Development

Coretec’s priorities for R&D and commercialization are customer/market-driven and guided by the needs and specifications of the energy-related industries served. Identified customer/market-driven opportunities include:

•	New and novel silicon-based materials that facilitate “greener” more eco-friendly energy production, including:

o	lower cost, longer life, higher capacity battery energy storage systems, e.g., Li-ion batteries (LiBs), for use in transportation and distributed power generation systems;

o	more aesthetically appealing, lower cost building integrated photovoltaics (BIPV); and

o

flexible and/or printable electronics for use in monitoring the condition of distributed or remote assets, e.g., wind power and embedded, wireless sensors to detect corrosion and other changes in pipelines;

•	New and novel silicon-based materials that facilitate “greener” more energy efficient products, including encapsulation of high brightness LEDs to improve light extraction and solar cells to improve full spectrum light collection;

•	New and novel silicon-based materials that facilitate more efficient and eco-friendly exploration and monitoring of distributed energy industries, including imaging materials for visualizing oil and gas exploration and distribution data using volumetric 3D displays;

•	New and novel silicon-based materials that prevent illegal imitation or reproduction of a product or service used within energy-related industries, including trusted supply (anti-counterfeit packaging) products for supply chain assurance, currency, identity documents, lottery tickets, etc.

Future Revenue

In the future, we foresee additional and greater revenue coming from one or more business transactions such as:

•	sale of Coretec’s novel silicon-based materials that improve or otherwise enhance performance of various products, e.g., Li-ion batteries, electronics, PV/solar cells, and displays and/or other optical-based devices;

•	a share of the revenue coming from the sale of jointly developed product(s) and/or from one or more joint ventures with strategic partners; and/or

•	sale of technology/technologies and associated IP to joint development partners or other companies.

Gelest Supply Agreement

Pursuant to our Supply Agreement with Gelest Inc. we agreed to use Gelest as a primary source to manufacture our CHS Products for a period of three years.  The Supply Agreement provides us the opportunity to scale the manufacturing process for CHS and with the initial goal of producing up to 400 grams of material that will be available for sale to potential customers. An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity and quality of material that is being purchased. We believe this price is competitive with competing higher order silanes such as trisilane and neopentasilane while offering a number of competitive advantages.

Competition

Based on our market research and competitive analysis, we have concluded that that our Cyclohexasilane technology is unique and provides an advantage in that it will allow 1) production at high yields at low cost using readily available raw materials, 2) storage, transport and use as a liquid at room temperature 3) processing of the liquid into fibers, particles, and films that when heated forms silicon, and 4) the simple addition of dopants to the liquid at an atomic level that when heated forms doped silicon. Competing silanes provided by numerous manufacturers exist as a gas at room temperature and are explosive resulting in greater cost during storage, handling, transportation and use. Our closest competitor is cyclopentasilane which exists as a gas at room temperature and has proven costly and difficult to manufacture. Other competitors exist in specific applications. For example, graphene and carbon nanotubes are potential competitors in printable electronics but are only now emerging and require purification that is proving costly.

Licenses

Coretec’s first priority is providing new or improved silicon-based materials that meet the needs and specifications of: a) battery energy storage (Li-ion batteries), b) solid-state lighting (LEDs), c) solar energy (BIPV) and d) printable electronics (Asset Monitoring) markets. To achieve this priority, Coretec will license certain silicon-based material technologies and IP that are derived from or are based upon new innovations in cyclohexasilane (Si6H12), Si QDs, “stacked” polysilane ((R2Si)n) and unique processes developed for their application. The material technologies and IP were invented by NDSU and are owned by NDSU’s authorized assignee, the NDSU/RF. Coretec has licensed from NDSU/RF a portfolio of silicon-related technologies and IP beginning with four inventions or intellectual property cases (NDSU/RF labels its intellectual property cases as “RFTs”). An option to license ten additional inventions, one of which is a provisional patent, within 18 months has been requested.

Patent Rights for Licensed Technologies:

Tech Id	Country	Title	Lead PI + other inventors	File Date	Application No.	App Type	Status
RFT-0039	Germany	Compounds Containing Tetra-deca-chloro-cyclo-hexasilane Dianion	Philip Boudjouk + Bhanu Chauha, Beon Kyu Kim, Michael Remington		69808403.9	Utility (UTIL)	Issued
	Italy				N98306581.4	Nationalized PCT	Issued
	Japan			1998-08-27	241193/98	Nationalized PCT	Issued
	USA			1998-03-30	09/050,141	Utility (UTIL)	Issued
	UK				98306581.4	Nationalized PCT	Pending
	France				98306581.4	Nationalized PCT	Pending
	Europe			1998-08-18	98306581.4	Nationalized PCT	Issued
RFT-0265	USA	Method of Forming Functionalized Silanes	Douglas Schulz + Xuliang Dai, Kendric Nelson, Philip Boudjouk	2010-11-17	12/993,239	Nationalized PCT	Issued
	Japan			2010-11-22	2011-511749	Nationalized PCT	Issued
RFT-0324	USA	Method of Producing Polyalkylated Oligoalkylenepolyamines	Arumugasamy Elangovan	2012-07-18	US 13/522,803	Nationalized PCT	Issued
	Japan			2012-08-03	2012-552112	Nationalized PCT	Pending
RFT-0325	Japan	Method of Producing Cyclohexasilane Compounds	Arumugasamy Elangovan + Kenneth Anderson, Douglas Schulz, Philip Boudjouk	2012-07-23	2012-551225	Nationalized PCT	Issued
	USA			2012-07-13	13/522,289	Nationalized PCT	Issued
	South Korea			2012-08-21	2012-7021848	Nationalized PCT	Pending
	Europe			2012-08-21	11737505.5	Nationalized PCT	Pending

Patent Rights for Optioned Technologies

Tech Id	Country	Title	Lead PI + other inventors	File Date	Application No.	App Type	Status
RFT-0311	USA	Liquid Silane-Based Compositions and Methods for Producing Silicon-Based Materials	Douglas Schulz + Justin Hoey, Xiangfa Wu, Iskander Akhatov, Arumugasamy Elangovan, Philip Boudjouk, Larry Pederson, Jeremiah Smith, Xuliang Dai, Sijin Han	2012-10-05	13/645,551	Utility	Issued
	Japan			2012-10-01	2013-503933		Issued
	South Korea			2012-10-03	10-2012-7028666	Nationalized PCT	Pending
RFT-0311A	USA	Liquid Silane-Based Compositions and Methods of Fabrication	Robert Salier + Justin Hoey Philip Boudjouk + Xuliang Dai, Arumugasamy Elangovan, Kenneth Anderson, Sijin Han	2014-03-22	14/222,604	Nationalized PCT	Pending
	Japan			2014-03-28	2014-533518	Nationalized PCT	Pending
	South Korea				2014-7009881	PCT	Pending
RFT-315	USA	Method and Apparatus for Aerosol Direct Write Printing	Justin Hoey +Iskander Akhatov,Douglas Schulz, Orven Swenson	2014-03-10	14/202,801	Continuation in Part (CIP)	Pending
RFT-447	USA	Synthesis of Silicon Containing Materials Using Liquid Hydrosilane Compositions through Direct Injection	Guruvenket Srinivasan + Robert Sailer, Justin Hoey	2014-03-14	PCT/US2014/029451	PCT	Pending
	Japan				2013-503100		Pending
RFT-0449	USA	Silicon Materials from the Processing of Liquid Silanes and Heteroatom Additives	Philip Boudjouk + Guruvenket Srinivasan, Xuliang Dai, Justin Hoey, Kenneth Anderson, Matthew Frohlich	2014-03-14	PCT/US2014/029789	PCT	Pending
	Japan				2013-503222		Pending
RFT-0454	USA	Synthesis of SI-Based Nano-Materials using Liquid Silanes	Guruvenket Srinivasan + Kenneth Anderson, Justin Hoey, Robert Sailer	2014-09-11	PCT/US2014/055271	PCT	Pending
	S. Korea						Pending
	Japan						Pending
	Europe				14844950.7		Pending
RFT-0498	USA	Production of 1-Dimensional Supramolecular Assemblies Comprised of Cyclopentasilane and Cyclohexasilane Rings Linked by Atoms, Molecules, and Ions	Philip Boudjouk + Kenneth Anderson, Ryan Schwiderski	2015-06-19	62/182,149	Provisional	Pending
RFT-501	USA	Surface Modified Silicon Quantum Dots	Philip Boudjouk	2015-08-20	PCT/US2016 /047904	PCT	Pending

Licensing rights include: worldwide, royalty-bearing, exclusive, perpetual rights, with the right to sublicense without restrictions for the duration of the applicable issued patents or those patent claims licensable by NDSU Research Foundation and to exercise all due rights thereto including, but not limited to, make, have made, use, offer to sell, sell, import, and otherwise transfer specified technologies and associated intellectual property and any and all derivative works thereof for the fields of use in:

•	energy generation and related applications (e.g., PV/solar, etc.)
•	energy storage and related applications (e.g., batteries, etc.)
•	printable/flexible electronics of any and all kinds
•	displays, lighting, lasers, medical imaging and related applications (etc. OLED, LEDs, x-ray imaging, radiation detection, etc.)
•	other devices, sensors, etc. utilizing silicon in any composition, form or type whatsoever.

Coretec’s business and commercialization model is based in part upon establishing joint development partnerships with companies that are commercially successful and financially sound as well as deeply embedded in the supply chains for the aforementioned energy-related products. For example, Coretec is developing a strategic partnership with a domestic supplier of silicon-based materials that will facilitate further development and scale-up of Si6H12 plus chemical derivatives and other materials based on Si6H12. This strategic partnership will enable Coretec to supply large quantities of these novel silicon materials to those companies interested in producing prototype batteries, electronics, and PV/solar cells for testing and commercial evaluation. Coretec will continue to seek other such strategic partnerships within the private sector.

Products

Coretec, under licenses from NDSU/RF, has commercial rights to certain key inventions created by NDSU that are based, in part or whole, on novel silicon-based materials. These silicon-based materials can be used to make new or improved products and other commercial applications. Coretec will be working with strategic partners to incorporate such novel materials into such new or improved products to the marketplace. Coretec’s business model features revenue coming initially from licenses granted to strategic partners to be followed by future sales of products developed and made by Coretec and/or through joint ventures with other companies.

Specifically, Coretec’s license agreement with NDSU/RF currently provides rights to four patents for silicon-based, composition technologies (RFT-0039, 0265, 0324, 0325). Coretec has also acquired the right to license an additional portfolio of eight (8) patents for conversion of these silicon-based composition technologies in silicon films, particles of various shapes and silicon particles (QDs) and sizes (RFT-0311, 0311A, 0315, 0336, 0449, 0454, 0447, 0501) and one (1) additional provisional patent (RFT-0498) that will further extend the coverage of silicon-based composition technologies.

These licensed patents and patent applications (and other, related intellectual property including know-how, show-how, and trade secrets) concern various chemical compositions such as silanes (compounds containing a Si-H bond) and other silicon based materials including, but not limited to, cyclohexasilane (“Si6H12” or “CHS”) and related dianion salt, various “doped” derivatives of Si6H12, and “stacked” polysilanes. These novel materials and processes will be used to produce new or improved energy storage (Li-ion batteries), solid-state lighting (LEDs), solar energy (BIPV), printable electronics (Asset Monitoring) and other commercially important products and applications.

Patents covered by the option to license concern deposition technologies that can be used to apply silanes like Si6H12 and other silicon-based materials such as collimated aerosol beam-direct write deposition (“CAB-DW”), micro-cold spray (“MCS”), and plasma-enhanced chemical vapor deposition (“PECVD”). These patents also include processes to convert the licensed materials into Si6H12-based nanoparticles or quantum dots. A decision to convert the option into a license will occur within 18 months from the effective date of the license agreement with NDSU/RF and be based on issuance of the provisional patents and customer feedback on market needs for these processes versus alternative processes that may be considered and already in use.

3DIcon Business

3DIcon is developing a patented volumetric 3D display technology that was developed by and with the University under an SRA. The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

On May 26, 2009, the United States Patent and Trademark Office ("USPTO") approved the patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On December 28, 2010, USPTO approved the patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913. On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe the foundation of what is called CSpace® technology (“CSpace”).

3DIcon Overview

3DIcon intends to commercialize the CSpace volumetric 3D technology through a combination of government funded research and development contracts, joint development agreements with industry partners and technology licensing agreements for high value applications in military planning, cyber data analysis, battlespace visualization, oil and gas exploration and medical imaging.

Commercialization Strategy and Target Applications

The Company plans to commercialize the CSpace volumetric 3D technology through customer funded research and development contracts and technology licensing agreements for high value applications like air traffic control, design visualization, and medical imaging. The Company plans to develop products for contract engineering and with joint development customers. At this time the Company does not have any commercialized products and does not plan to develop its own products based on the CSpace technology due to the high value / low volume nature of the best-fit initial applications for this technology. These applications include but are not limited to the following:

•	Healthcare (diagnostics, surgical planning, training, telemedicine, biosurveillance);
•	Cyber Security Data Visualization;
•	Military (operational planning, training, modeling and simulation, battlespace awareness, damage assessment, autonomous piloting);
•	Physical Security (passenger, luggage & cargo screening);
•	Mining, Oil & Gas Exploration; or
•	Meteorological and Oceanographic data visualization.

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

History of 3D Technology Research and Development at the University of Oklahoma

Beginning in 2007 the University, under an SRA with 3DIcon, undertook the development of high potential 3D display technologies.

It is anticipated that Coretec’s technology will play a key role in the continued development of an image space material for CSpace.

Intellectual Property History, Status & Rights

The United States Patent and Trademark Office (“USPTO”) approved the pending patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to US patent No. 7,537,345. On July 16, 2013, USPTO approved the pending patent called “Computer System with Digital Micromirror Device,” and issued US patent No. 8,487,865.

CSpace Patents are as follow: On December 28, 2010, USPTO approved the pending patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the US Patent No. 7,858,913. On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. On December 13, 2011, USPTO approved a continuation patent called “3D Light Surface Display,” and issued the US Patent No. 8,075,139.

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

In addition, 3Dicon owns exclusively two U.S. patents as noted below.

Key Patents Exclusively Licensed to 3DIcon from OU:

United States Patents Granted

•	“3D Volumetric Display” - 8,247,755, August 21, 2012

•	“3DLight Surface Display” - 8,075,139, December 13, 2011

•	“Light Surface Display for Rendering a Three-Dimensional Image” - 7,858,913, December 28, 2010

•	“Volumetric Liquid Crystal Display”- 7,537,345, May 26, 2009

•	“Computer System with Digital Micromirror Device” – 8,487,865, July 16, 2014

International Patents Granted-Japan

•	“Light Surface Display for Rendering a Three-Dimensional Image” - Japanese Patent Number 5,594,718, August 15, 2014

International Patents Pending-Europe

•	“Light Surface Display for Rendering a Three-Dimensional Image” - European Application Number EP07755984, filed April 25, 2007

Key Patents Exclusively Owned by 3DIcon:

•	“Ultra High-Resolution Volumetirc Three-Dimensional Display”-9,423,682, August 23, 2016

•	“Hloform 3D Projection Display”-2014/02680162A1, September 18, 2014

Employees

We had three employees as of April 7, 2017: Mr. Michael Kraft, Chief Executive Officer, Mr. Ronald Robinson, Chief Financial Officer and Ms. Judith Keating, Company Secretary and Director of Investor Relations. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Businesses

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $880,104 for the period from inception (June 2, 2015) to December 31, 2016. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

We may be unable to successfully integrate and develop the vertical synergies anticipated by or complete all obligations under the Share Exchange Agreement.

Integration of 3DIcon and Coretec may be a complex, time-consuming and costly process requiring the employment of additional personnel, including key management and accounting personnel. Additionally, the integration of the 3DIcon and Coretec businesses may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Unanticipated problems, delays, costs or liabilities may also be encountered in the development of these businesses. Failure to successfully and fully integrate and develop these businesses and operations may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a significantly larger combined organization;

•	coordinating geographically disparate organizations, systems and facilities;

•	consolidating corporate technological and administrative functions;

•	integrating internal controls and other corporate governance matters;

•	the diversion of management’s attention from other business concerns;

•	hiring additional management and other critical personnel; and

•	potential environmental or regulatory liabilities and title problems.

In addition, we may not realize all of the anticipated benefits from the Share Exchange Agreement, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs, unknown liabilities, inaccurate reserve estimates and fluctuations in markets. If these benefits do not meet the expectations of financial or industry analysts, the market price of our shares may decline.

Our research and development efforts with respect to new technologies may not result in customer or market acceptance. Some or all of those technologies may not successfully make the transition from the research and development stage to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors. Even if we successfully complete a research and development effort with respect to a particular technology, our customers may decide not to introduce or may terminate products utilizing the technology for a variety of reasons, including difficulties with other suppliers of components for the products, superior technologies developed by our competitors and unfavorable comparisons of our solutions with these technologies, price considerations and lack of anticipated or actual market demand for the products.

Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies more effectively or more quickly than we can. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our net revenue and operating results.

Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.

The availability and prices of raw material inputs may be influenced by supply and demand, changes in world politics, unstable governments in exporting nations and inflation. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Additionally, we may not be able to obtain lower prices from our suppliers should our sale prices decrease. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.

Future raw material prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, changes in our supplier manufacturing processes as some of our products are byproducts of these processes, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

We operate in industries that are subject to significant fluctuation in supply and demand and ultimately pricing that affects our revenue and profitability.

For example, the LED lighting industry is in the relatively early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The LED industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions.

We operate in a highly competitive industry.

The silane chemical markets are global, capital intensive and highly competitive. Our competitors may have greater financial resources, as well as other strategic advantages, to maintain, improve and possibly expand their facilities, and as a result, they may be better positioned to adapt to changes in the industry or the global economy. The advantages that our competitors have over us could have a material adverse effect on our business. In addition, new entrants may increase competition in our industry, which could have a material adverse effect on our business. An increase in the use of substitutes for certain of our products also could have a material adverse effect on our financial condition and operations.

Environmental, Health and Safety Regulation—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal and, in some circumstances, revocation. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment.

A reduction or disruption in our production capacity or our supplies, or an incorrect forecast, could negatively impact our business.

Our production capacity could be affected by manufacturing problems. Difficulties in the production process could reduce yields or interrupt production, and, as a result of such problems, we may not be able to deliver products on time or in a cost-effective, competitive manner. As the complexity of both our products and our fabrication processes has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. In the past, we have experienced delays in delivery and product quality. Our failure to adequately manage our capacity or maintain product quality could have a negative impact on net sales and harm our customer relationships.

Furthermore, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control. We manufacture combustible materials in our manufacturing process and are therefore subject to the risk of explosions and fires, which can cause major disruptions to our operations. If operations at a manufacturing facility are interrupted, we may not be able to shift production to other facilities on a timely basis or at all. In addition, certain of our products are only capable of being produced at a single manufacturing facility due to unique manufacturing requirements and to the extent that any of these facilities fail to produce these products, this risk will be increased. Even if a transfer is possible, transitioning production of a particular type of material from one of our facilities to another can take between three to six months to accomplish, and in the interim period we would likely suffer extensive or total supply disruption and incur substantial costs. Such an event could have a material negative impact on our business, financial condition and results of operations.

Our ability to meet customer demands also depends on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical resources, such as Lithium aluminum hydride, other specialized chemicals or energy or other general supplier disruptions. A reduction or interruption in supplies or a large increase in the price of one or more supplies could have a material negative impact on our business, financial condition and results of operations.

If we do not keep pace with technological innovations, our products may not remain competitive and our revenue and operating results may suffer.

We operate in rapidly changing highly competitive markets. Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions. Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. Therefore, we will be required to expend substantial funds for and commit significant resources to enhancing and developing new technology which may include purchasing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential human interface solutions.

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

We may not be able to compete successfully in the markets applicable to our volumetric 3D display technology.

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

Our success depends to a significant extent upon the continued services of our Board of Directors, management officers and other technical advisors.  Our success also depends on our ability to attract and retain other key executive officers.

There is substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2016, we had a working capital deficiency of $496,100. We believe these conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing. Our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we have insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. As of April 7, 2017, we require approximately $1.4 million  of additional funds through December 2017 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Risks Related to Our Intellectual Property

If we fail to establish, maintain and enforce intellectual property rights with respect to our technology and/or licensed technology, our financial condition, results of operations and business could be negatively impacted.

Our ability to establish, maintain and enforce intellectual property rights with respect to our technology and the University’s ability to establish, maintain and enforce intellectual property rights with respect to our exclusively licensed technologies will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of patent, trade secret and copyright laws. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of its confidential know-how and trade secrets.

Outside the patents and pending patent applications directly granted to us or are in-licensed to us, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technologies that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites that we do not control, the value of our trade secrets and technical know-how would be diminished.

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

At this time, we do not own all of the intellectual property in Volumetric Liquid Crystal Display or Light Surface Display for Rendering Three-Dimensional Images, and, apart from the SRA with the University and the exclusive worldwide marketing rights thereto, we have no contracts or agreements pending to acquire the intellectual property.

Although we have obtained exclusive worldwide marketing rights to “Volumetric Liquid Crystal Display” and “Light Surface Display for Rendering Three-Dimensional Images”, two technologies vital to our business and growth strategy, we do not own all of the intellectual property in these technologies.  Although our exclusive worldwide marketing rights to these technologies stand alone and are independent of the SRA, outside of our SRA with the University, we have no pending agreements to obtain or purchase ownership over all intellectual property in these technologies.  Should the University lose their rights in such technologies or we are otherwise unable to utilize the rights obtained in such agreements it would be difficult to successfully implement our business strategy going forward and our stock value would likely decrease.

Our subsidiary, Coretec, does not own any patents and relies on the patents we license from NDSU Research Foundation.

We do not currently own any patents related to our silicon-based businesses and only have an exclusive worldwide license to certain intellectual property owned by NDSU Research Foundation pursuant to a license agreement between Coretec and NDSU Research Foundation. Under the license agreement with NDSU, NDSU retains ownership of the licensed patents. If we were to default under the license agreement, then our rights to NDSU’s intellectual property would be extinguished and we would lose all rights to operate the license. In such an event, we would effectively cease to operate in the silicon-based businesses unless we re-obtained licensing with NDSU.

Risks Relating to Our Current Financing Arrangements:

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.

Our amended and restated certificate of incorporation currently authorizes us to issue up to 1,500,000,000 shares of common stock and 7,100,000 shares of preferred stock. As of April 7, 2017, we had a total of 18,245,467 shares of common stock that were authorized but unissued, and we have currently reserved 18,103,223 of these shares for future issuance pursuant to outstanding equity awards, our equity plans, warrants and convertible notes. In addition, we have Series A Preferred Stock and Series B Preferred that are convertible into more shares of common stock than we have available for issuance. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements or outstanding derivative securities will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to allow for an increased number of authorized but unissued shares or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

As of April 7, 2017, we had 1,481,754,533 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into estimated 9,796,180,281 shares of common stock at current market prices, although the Company currently would not have enough authorized shares to issue such estimated conversion shares. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors ("Golden State") to purchase 18,318 shares of common stock at an exercise price of $381.50. Additionally, there are warrants to purchase 19,250,000 common shares at an exercise price of $0.0055, which warrants were issued to investors that also purchased 385,000 shares of Series A Convertible Preferred Stock, which remaining shares are convertible into an aggregate of 34,500,000 shares of common stock. We have 6,558,345 shares of Series B Convertible Preferred Stock that are convertible to common shares (see Note 7 of the Notes to the Consolidated Financial Statements). The sale of the shares underlying the convertible debentures, the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. Additionally, as of April 7, 2017, we have only 18,245,467 unissued authorized shares available.

The conversion price of our convertible debentures  is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debenture (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $64,125 and market prices 25%, 50% and 75% below the market price as of April 7, 2017 of $0.0009.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable(1)	Stock
25%	$0.0007	$0.0005	13,061,787,457	882%
50%	$0.0005	$0.0004	19,593,001,809	1,322%
75%	$0.0002	$0.0002	39,186,644,865	2,645%

(1) Shares issuable exclude 18,318 shares underlying the remaining warrants exercisable at $381.50 per share.

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

The issuance of shares upon conversion of outstanding Series A and Series B Preferred Stock, the convertible debentures and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of our outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible debentures and exercise of warrants would result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although Golden State may not convert its convertible debenture and/or exercise their warrants if such conversion or exercise would cause it to own more than 9.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and selling some of their holdings and then converting the rest of their holdings. In this way, assuming the market price remains at a level acceptable to the selling stockholders, the selling stockholders could continue on a "conversion-sell-conversion" trend while never holding more than 9.9% of our common stock. Further, under the convertible debenture there is theoretically no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

Our common stock could be further diluted as a result of the issuance of convertible securities, warrants or options.

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

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136. The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. On July 2, 2015 the Lease Agreement was amended (amendment 3) to extend the expiration date to July 31, 2018.

In addition to the Company’s executive offices, Coretec leases offices at 505 Broadway North, Suite 208, Fargo, North Dakota 58102.

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

Not applicable.

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

2017 Fiscal Year

	High	Low
First Quarter ended March 31, 2017	$0.0019	$0.0007

2016 Fiscal Year

	High	Low
First Quarter ended March 31, 2016	$0.0005	$0.0002
Second Quarter ended June 30, 2016	$0.0018	$0.0003
Third Quarter ended September 30, 2016	$0.0012	$0.0003
Fourth Quarter ended December 31, 2016	$0.0014	$0.0004

2015 Fiscal Year

	High	Low
First Quarter ended March 31, 2015	$0.0036	$0.0012
Second Quarter ended June 30, 2015	$0.0022	$0.0007
Third Quarter ended September 30, 2015	$0.0019	$0.0003
Fourth Quarter ended December 31, 2015	$0.0005	$0.0001

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of April 7, 2017 we had approximately 400 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Equity Compensation Plan Information

We have two stock-based compensation plans, the 2014 Equity Incentive Plan and the 2015 Equity Incentive Plan, together referred to herein as the “Stock Plans.” As of April 7, 2017, 22,973,131 options to purchase our common stock were issued and outstanding under the Stock Plans with a weighted-average price of $0.08.

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
Plan category	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders:

2014 Plan	50,000,000	$0.08	750,103
2015 Plan	85,000,000	0.08	142,244
Total	135,000,000	$0.08	892,347

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Near-Term Revenue Opportunities. Opportunities for near-term revenue continue to be explored in battery and microelectronic markets. Interest in the use of silicon in Li-ion batteries continues to increase driven by the growing demand for electrical vehicles and home energy storage systems for backup power. Discussions are ongoing with suppliers of Li-ion battery anode materials that are seeking next generation materials to further increase performance while improving lifetime, safety and reliability. We believe these suppliers will be well positioned to take advantage of the benefits provided by CHS when combined as a liquid with other powder based materials. While we believe the use of CHS in Li-ion batteries will provide near term revenue, we also continue to explore revenue opportunities in microelectronics and especially those early adopter markets where advanced microelectronics are being developed in lower volumes and with less price sensitivity.

Recent Developments

Supply Agreement

On December 13, 2016, we entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement is for the purchase and sale of Cyclohexasilane (CHS) as set forth in the Supply Agreement (the “Products”), pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for a period of three years.  NDSU provided raw materials required to produce CHS to Gelest in January, 2017. Efforts by Gelest to scale the manufacturing process for CHS are ongoing with the goal of producing up to 400 grams of material that will be available for sale to potential customers. An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity and quality of material that is being purchased. We believe this price is competitive with competing higher order silanes such as trisilane and neopentasilane while offering a number of advantages.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE PERIOD FROM INCEPTION (JUNE 2, 2015) TO DECEMBER 31, 2015

Revenue

We did not have revenues for the year ended December 31, 2016 or for the period from inception (June 2, 2015) to December 31, 2015.

Research and Development Expenses

The research and development expenses were $300,985 for the year ended December 31, 2016, as compared to $4,798 for the period from inception (June 2, 2015) to December 31, 2015. The approximately $296,000 increase was a result of the cost related to the License Agreement signed with NDSU/RF in June 2016 of $136,000, the SRA signed with NDSU on August 14, 2015 of $79,000, R&D consultants’ fees of $43,000, payment of $18,000 under the Gelest supply agreement, and the amortization of patent cost related to the NDSU/RF License Agreement.

General and Administrative Expenses

Our general and administrative expenses were $383,784 for the year ended December 31, 2016, as compared to $118,655 for the period from inception (June 2, 2015) to December 31, 2015. The approximately $265,000 net increase was a result of the increase in cost for consulting fees of $99,000 for our CEO, an increase of $31,000 for fees to our CFO, an increase of legal fees of $35,000 related to agreements signed in 2016, an increase in rent of $15,000 from our office in Tulsa and a full year of occupancy in North Dakota, an increase of bank service charges and computer expenses of $4,000, an increase in consultant fees of $42,000 from consolidating our operations, an increase in insurance expense of $14,000, an increase in salaries of $8,000, an increase in filing fees of $6,000 from our SEC reporting, an increase in marketing fees of $26,000, an increase in telephone expense of $3,000 and an increase in accounting fees for reviews and proforma information prepared in 2016 of $64,000. We also had a decrease in marketing expenses of $35,000 from a market survey prepared in the period from inception (June 2, 2015) to December 31, 2015 by Coretec, a decrease of $29,000 of guaranteed payments incurred to a former Coretec member paid in the period from inception (June 2, 2015) to December 31, 2015 and a $16,000 decrease in travel expenses incurred in the period from Inception (June 2, 2015) to December 31, 2015.

Interest Expense

Interest expense was $60,082 for the year ended December 31, 2016, as compared to $11,800 for the period from inception (June 2, 2015) to December 31, 2015. The increase of $48,282 was a result of the increase of the principal balance due under our loan agreements with Carlton James ND, LTD and Victor F. Keen.

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

We had net cash of $594 at December 31, 2016. We had negative working capital of $496,100 at December 31, 2016.

During the year ended December 31, 2016, we used $572,800 of cash for operating activities, an increase of $463,844 or 426% compared to the period from inception (June 2, 2015) to December 31, 2015. The increase in the use of cash for operating activities was a result of the increase in the loss from operations of $609,598, the increase in amortization and interest of $27,279, the increase in prepaid expenses of $5,309 and a decrease of accounts payable of $112,608.

During the year ended December 31, 2016, there was $60,687 of net cash provided by investing activities, an increase of $73,492 or 574% compared to the period from inception (June 2, 2015) to December 31, 2015. The increase was primarily a result of $75,687 of cash acquired in reverse acquisition, partially offset by the purchase of $20,000 of intangible assets in the year ended December 31, 2016 compared to the purchase of equipment of $7,805 during the period from inception (June 2, 2015) to December 31, 2015.

During the year ended December 31, 2016, there was $503,896 of cash provided by financing activities, an increase of $373,324 or 286% compared to the period from inception (June 2, 2015) to December 31, 2015. The increase was due to proceeds from notes payable to related parties offset by the payments on our insurance financing agreement.

We expect to fund the ongoing operations through the existing financing in place (see below); through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses. Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Off Balance Sheet Arrangements

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities - The carrying value approximates fair value due to the short maturity of these items.

Notes payable - The fair value of the Company's notes payable has been estimated by the Company based upon the liability's characteristics, including interest rate. The carrying value approximates fair value.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Intangible Assets

Intangible assets consist primarily of acquired patents. The Company acquired $1,400,000 of intangible assets in conjunction with the reverse acquisition. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $301,000 and $5,000 for the year ended December 31, 2016 and the period from inception (June 2, 2015) to December 31, 2015, respectively.

Recently Issued Accounting Pronouncements

See the Recent Accounting Pronouncements section of Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Limitations on Effectiveness of Controls. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level as we do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions. To help address this material weakness, management engaged financial consultants and performed additional analyses and other procedures.

Notwithstanding the assessment that our Internal Control Over Financial Reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Victor Keen	75	Director, Co-Chairman
Michael A. Kraft	54	Chief Executive Officer
Ronald Robinson	71	Chief Financial Officer
Ron Dombrowski	52	Director
Simon Calton	36	Director, Co-Chairman
Dennis Anderson	60	Director
Doug Freitag	61	Vice-President of Technology and Director

Victor Keen – Director, Co-Chairman

Mr. Keen is a significant shareholder in 3DIcon and has been a member of the Board since November 2007. Mr. Keen is a graduate of Harvard Law School and Trinity College. Until November 2010 he was the chair of the Tax Practice Group at Duane Morris LLP, an international law firm and one of the 100 largest law firms in the world. In November 2010, Mr. Keen became Of Counsel to the firm and has since devoted the majority of his time to charitable board memberships, as well as real estate investments and other ventures. For more than ten years Mr. Keen served on the board of Research Frontiers (NASDAQ: REFR), a developer of “Smart Glass” through licensees around the world. Mr. Keen has been an active investor in a number of private companies, both start up and later stage, including: Lending Tree, acquired by IAC Interactive Corp. (NASDAQ:IACI); Circle Lending, Inc., now part of Richard Branson’s Virgin Group; and Rollover Systems, Inc., a privately held company involved in the matching of individual IRA/pension accounts with appropriate managers. Mr. Keen is a co-founder and co-owner of Bantam Pharmaceutical LLC, a privately held biotechnology company founded in 2015 focusing on the discovery and development of innovative cancer therapies.

Michael A. Kraft – Chief Executive Officer

In addition to his role as 3DIcon CEO, Michael is a Mentor-in-Residence at the University of Michigan Technology Transfer Office and he is Founder/Managing Director of MKT Partners, LLC, an Executive Advisory and Interim C-Level firm focused on business development for materials science, performance materials and technology systems. Michael has served as an Executive in Residence for a large European PE Firm, CEO of Covaron Advanced Materials, Executive Officer and Vice President of Ceradyne Inc. (previously NASDAQ: CRDN), and GM at both Kulicke & Soffa and General Electric. As CEO/GM he has managed P&L’s from start-up to $300M and as a member of two executive teams grew shareholder value to >$1.4B by identifying critical business drivers, growing revenues and market share organically, building strategic partnerships, and completing accretive acquisitions.

Michael completed the General Electric Crotonville Management Program with a Master of Management and Business from Penn State University. He holds a Bachelor of Science in Electrical Engineering & Systems Science from Michigan State University and recently extended his executive education by completing courses in Strategic Planning and Technology Marketing at CalTech.

Ron Dombrowski – Director

Ron Dombrowski will serve as a Director of the Company. Since August 2015, Mr. Dombrowski served as a member of Coretec’s Board of Directors. Between April 2015 and November 2015, he was Director of Sales and Marketing at Lifting Solutions Automation Inc. From August 2010 to April 2015 Mr. Dombrowski served as the Vice President of Sales and Marketing at Limited Solutions Automation Inc. He is a graduate of the Southern Illinois University with degrees in Electrical Engineering and Management. Mr. Dombrowski has also attended executive education programs at University of Phoenix and Marquette University.

Mr. Dombrowski has over 25 years of global sales and operations experience, growing and scaling both startups and Fortune 500 technology companies. We believe that Mr. Dombrowski is qualified to serve on our board of directors because of his background in sales and operations experience.

Simon Calton – Director, Co-Chairman

Simon Calton will serve as a Director of the Company. Simon Calton has over 12 years of experience in financing and company structuring and utilizes his experience to find opportunities in different sectors. Since 2008, Mr. Calton has structured a number of Alternative Investment Products geared around Construction and Development in the United States and United Kingdom. In 2012 he co-founded Carlton James North Dakota Ltd, which specializes in funding specific projects and developments throughout the United States. In 2007 Mr. Calton co-founded Carlton James Private and Commercial, a project investment, pension administration service and global financing firm which helps to fund projects around the globe.

We believe Mr. Calton is qualified to serve on our board of directors because of his extensive business and management experience.

Dennis Anderson – Director

Dennis Anderson will serve as a Director of the Company. Since June 2015 Mr. Anderson has been the President of Coretec Industries LLC. From June 2003 to May 2015 Mr. Anderson served as the Associate Vice President of the Office of Research and Creative Activities at North Dakota State University where he spent his time creating, procuring funding, and managing various high technology research centers and programs, especially those funded by both federal and state governmental agencies as well as small and large private sector partners. Mr. Anderson graduated with a B.Sc. (microbiology) from North Dakota State University and M.Sc. (virology) from Kansas State University.

He is an entrepreneur with over 23 years of experience in creating, funding, and/or managing technology-based startups and emerging companies primarily focused on research, development, and commercialization of new biotechnology and biopharmaceutical products for human and veterinary markets. He also has experience in intellectual property creation, procurement, development, technology transfer (including licensing), and commercialization of various technologies and associated IP in both private sector and academic settings. Mr. Anderson is a founding member of ChymaTek Energy Solutions, LLC which held equity interests in Coretec.

We believe that Mr. Anderson is qualified to serve on our board of directors because of his biotechnology and biopharmaceutical knowledge and experience.

Doug Freitag – Director

Doug Freitag brings a wealth of experience to his new role, including more than 30 years of commercializing advanced materials in the aerospace, electronics, photonics, medical, and building industries and more than 25 years of federal grant and contract funding expertise. He has served in various engineering and management positions while employed by Ford Motor Company, Lockheed Martin, and Honeywell. He started Bayside Materials Technology in 1993 supporting organizations including but not limited to Dow Corning, SCHOTT Government Services, LLC, Aduro Biotech, Cerus, DNA Electronics, General Electric, Triton Systems, UDRI, Avery Dennison, DuPont, Ancon Technologies, Honeywell, and Lockheed Martin. Support provided included research, development and transition of new technologies and Federal Business development. In 2016 alone he contributed to winning new Federal contracts for clients with a value of over $230 million. He has also served as the Technical Director for the US Advanced Ceramics Association for the past 20 years providing technical leadership during advocacy of policy and funding issues to the federal government. Mr. Freitag was hired by 3DIcon as a Federal business development expert in December of 2013 and has served as the VP for Technology and Business Development until recently. He has a BSME and MSME from Purdue University.

We believe that Mr. Freitag is qualified to serve on our board of directors because of his extensive background in key industries to the Company’s target applications.

Ronald Robinson - Chief Financial Officer

Ronald Robinson was appointed Chief Financial Officer on January 28, 2013. He was a partner in three large local CPA firms spanning the last forty years, the latest of which was Sutton Robinson Freeman & Co., PC, from 1999 through 2010, of which he was the managing partner and performed SEC/PCOAB audits for several clients, including 3DIcon Corporation. He has been an SEC compliance and accounting consultant for 3DIcon Corporation since 2010. Mr. Robinson is a graduate of East Central University Ada, Oklahoma with a BS in Accounting.

Audit Committee

On February 25, 2008, the Board of Directors created an Audit Committee comprising of Mr. Victor Keen. We intend to continue to evaluate the composition of our Audit Committee.

Compensation Committee

On February 25, 2008, the Board of Directors created a Compensation Committee comprising of Mr. Victor Keen. We intend to continue to evaluate the composition of our Compensation Committee.

Nomination and Corporate Governance Committee

On February 25, 2008, the Board of Directors created Nominations and Corporate Governance Committee comprising of Mr. Victor Keen. We intend to continue to evaluate the composition of our Nominations and Corporate Governance Committee.

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

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company's assessment of risks. Our Board of Directors focuses on the most significant risks facing our Company and our Company's general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board's appetite for risk. While the Board oversees our Company's risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure and role in risk oversight is effective.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Employment Agreements

We have not entered into employment agreements with any of our executive officers. However, in connection with Michael A. Kraft’s appointment as Chief Executive Officer of the Company, the Company and Mr. Kraft expect to put in place a written compensation plan.

Director Compensation

Our directors have not received monetary compensation for their service on the Board of Directors since 2012. Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

Except as below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

.       Any of our directors or officers;

.       Any person proposed as a nominee for election as a director;

.       Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

.       Any member of the immediate family of any of the foregoing persons.

The Company issued an aggregate of 1,589,010 shares of the Company’s Series B Convertible Preferred in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 23, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 23, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,402.72 owed by the Company to the Recipients. Each Series B Preferred may be converted in whole or in part, from time to time, into One Thousand Nine Hundred Fourteen (1,914) shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s former Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,354.62 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291.25 owed to him for services he provided to the Company; (iii) Martin Keating, a former Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,280.82 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a former Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791.49 owed to it for services provided to the Company.

In addition to shares issued under the Securities Purchase Agreements, Victor F. Keen, the Company’s former CEO and current Co-Chairman of the Board of Directors, was issued an additional 152,386 shares of Series B Preferred in satisfaction of $87,500.00 owed to him as compensation as CEO prior to closing the Share Exchange Agreement.

Prior to Mr. Freitag’s appointment as Chief Executive Officer of the Company, he received compensation from the Company in his capacity as a consultant in the form of 5,000,000 shares of common stock and 44,769 shares of Series B Preferred issued under the Securities Purchase Agreement in lieu of cash payment of an aggregate of $47,034.00 owed to him by the Company.

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

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Director Independence

Of the members of the Company’s Board of Directors, none of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2016, 2015 and 2014 for our principal executive officer and the two most highly compensated officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	2016	$87,500	$-	$-	$-	$-	$-	$-	$87,500
Co-Chairman and	2015	$150,000	$-	$-	$-	$-	$-	$-	$150,000
Former CEO*	2014	$150,000	$-	$-	$-	$-	$-	$-	$150,000

Doug Freitag	2016	$100,517	$-	$4,500	$-	$-	$-	$-	$105,017
Former CEO ***	2015	$67,529	$-	$-	$-	$-	$-	$-	$67,529
******	2014	$90,244	$-	$-	$-	$-	$-	$-	$90,244

Mark Willner	2016	$-	$-	$-	$-	$-	$-	$-	$-
Former CEO **	2015	$-	$-	$-	$-	$-	$-	$-	$-
	2014	$162,000	$-	$-	$-	$-	$-	$-	$162,000

Ronald Robinson	2016	$60,000	$-	$-	$-	$-	$-	$-	$60,000
CFO ****	2015	$72,000	$-	$-	$-	$-	$-	$-	$72,000
	2014	$72,000	$-	$-	$-	$-	$-	$-	$72,000

Michael A. Kraft	2016	$-	$-	$-	$-	$-	$-	$-	$-
CEO *****	2015	$-	$-	$-	$-	$-	$-	$-	$-
	2014	$-	$-	$-	$-	$-	$-	$-	$-

Martin Keating	2016	$-	$-	$-	$-	$-	$-	$-	$-
Former Director	2015	$-	$-	$-	$-	$-	$-	$-	$-
	2014	$-	$5,000	$-	$-	$-	$-	$-	$5,000

Hakki Refai	2016	$-	$-	$-	$-	$-	$-	$-	$-
Former Director of	2015	$36,000	$-	$-	$-	$-	$-	$-	$36,000
Technology	2014	$144,000	$-	$-	$-	$-	$-	$-	$144,000

*	Victor Keen was Chief Executive Officer from November 1, 2013 to July 2016.

**	Mark Willner was the Company’s Chief Executive Officer from March 19, 2012 to November 1, 2013.

***	Doug Freitag was the company’s Chief Executive Officer from July 2016 to March 2017.

****	Ronald Robinson was appointed CFO of the Company effective January 28, 2013.

*****	Michael A. Kraft was appointed CEO in March 2017.

******	Includes compensation for consulting services prior to CEO position.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Victor Keen, former CEO	11,078,538	-	-	$0.01 to 0.234	2018-2022	-	-	-	-
Mark Willner, former CEO	228,572	-	-	$0.35	2017	-	-	-	-

Director Compensation 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-	-	-	-	-	-	$-
Martin Keating	$-	-	-	-	-	-	$-
Doug Freitag	$-	-	-	-	-	-	$-
Ron Dombrowski	$-	-	-	-	-	-	$-
Simon Calton	$-	-	-	-	-	-	$-
Dennis Anderson	$-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of April 7, 2017 by:

·	each director;

·	each officer named in the summary compensation table;

·	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

·	all directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Class of Stock	Percentage Outstanding(2)
Victor Keen (3)	2,844,169,762	Common	20.19%

Michael A. Kraft (4)	0	Common	*

Ronald Robinson (5)	175,297,923	Common	1.25%

Simon Calton (6)	2,722,303,254	Common	19.40%

Dennis Anderson (7)	3,007,062,432	Common	21.43%

Ronald Dombrowski (8)	1,093,475,856	Common	7.79%

Doug Freitag (9)	90,515,606	Common	*

All directors and executive officers as a group (7 person)	9,932,824,833	Common	70.52%

5% Owners
Carlton James North Dakota Ltd (10)	2,278,077,252	Common	16.23%

* Less than 1%

(1)	Number of Shares Beneficially Owned assumes the conversion of all Series B Preferred shares into common stock. However, as of the date of this Report, the Company does not have sufficient authorized share of common stock to issue share into which the Series B Preferred are convertible. As contemplated by the Share Exchange Agreement, all holders of Series B Preferred have agreed to convert their shares into common stock upon the effectuation of any corporation capitalization action that would allow for such issuances.

(2)	Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of the date of this report, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Furthermore, the percentages set forth in this column are based on the 1,481,754,533 issued and outstanding shares of common stock on April 7, 2017 and the 12,552,672,330 shares issuable upon conversion of all Series B Preferred shares outstanding after the Share Exchange Agreement for an aggregate of 14,034,426,863 shares of TDCP common stock projected to be issued and outstanding after the capital adjustment contemplated by the Share Exchange Agreement that would allow for the issuance of such conversion shares.

(3)	Represents 3,020,152 shares owned by Mr. Keen and (i) 11,078,538 shares of common stock issuable upon exercise of vested options to purchase 11,078,538 shares of common stock at a weighted average of $0.09 per share; (ii) 26,500,000 shares of common stock issuable upon conversion of a 265,000 shares of Series A convertible Preferred stock; (iii) 13,250,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock; and (iv) 2,790,321,072 shares issuable upon conversion of the 1,457,848 shares of Series B Preferred held by Mr. Keen, including Mr. Keen’s prorated ownership of shares held by Carlton James North Dakota Ltd. Victor Keen is a Co-Chairman of the Company’s Board of Directors.
(4)	In connection with the Company’s appointment of Mr. Kraft as CEO, the Company agreed to issue a $25,000 bonus in restricted stock upon the occurrence of certain events. In addition, the Company agreed, upon the occurrence of such events, to issue an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date the milestones are met. Accordingly, Mr. Kraft’s beneficial ownership reflects 0 shares beneficially owned.

(5)	Represents 178,369 shares owned by Mr. Robinson, 999 shares in Mr. Robinson’s IRA, 43,061 shares owned by Robinson, Freeman, PC, a corporation of which Mr. Robinson owns a 50% interest, and 175,075,494 shares issuable upon conversion of the 91,471 shares of Series B Preferred held by Mr. Robinson. Ronald Robinson is our Chief Financial Officer.

(6)	Represents 2,722,303,254 shares issuable upon conversion of 1,422,311 shares of Series B Preferred held by Mr. Calton, including Mr. Calton’s prorated ownership of shares held by Carlton James North Dakota Ltd. Simon Calton is the Co-Chairman of the Company’s Board of Directors.

(7)	Represents 3,007,062,432 shares issuable upon conversion of 1,571,088 shares of Series B Preferred held by Mr. Anderson. Dennis Anderson is a Director on the Company’s Board of Directors.

(8)	Represents 1,093,475,856 shares issuable upon conversion of 571,304 shares of Series B Preferred held by Mr. Dombrowski. Ronald Dombrowski is a Director on the Company’s Board of Directors.

(9)	Represents 5,000,000 shares owned by Mr. Frietag and 85,515,606 shares issuable upon conversion of 44,679 shares of Series B Preferred held by Mr. Frietag. Doug Frietag is the Company’s Chief Executive Officer and a Director on the Company’s Board of Directors.

(10)	Represents 2,278,077,252 shares issuable upon conversion of 1,190,218 shares of Series B Preferred held by Carlton James North Dakota Ltd. Shares held by Carlton James North Dakota Ltd., are controlled by all of its members.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Agreements

We have not entered into employment agreements with any of our executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2016 and 2015 were approximately $114,000 and $72,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2016 and 2015 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2016 and 2015 were $1,000 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2016 and 2015 were $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (20)

3.10	Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (23)

3.11	Certificate of Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (25)

4.1	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.2	Form of Convertible Bridge Note (8)

4.3	Form of Convertible Debenture dated June 25, 2013 (18)

4.4	Senior Convertible Note dated October 1, 2013 (19)

4.5	Convertible Promissory Note dated March 5, 2015 (22)

4.6	Convertible Note dated March 4, 2015 (22)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

10.32	Securities Purchase Agreements dated December 11, 2015 (23)

10.33	Share Exchange Agreement dated May 31, 2016 (24)

10.34	Supply Agreement date December 13, 2016 (26)

23.1	Consent of Boulay PLLP

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 21, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

(22)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on May 15, 2015 (File No. 000-54697)

(23)	Incorporated by reference to Current Report on Form 8-K as filed on March 24, 2016 (File No. 000-54697)

(24)	Incorporated by reference to Current Report on Form 8-K as filed on June 1, 2016 (File No. 000-54697)

(25)	Incorporated by reference to Current Report on Form 8-K as filed on October 6, 2016 (File No. 000-54697)

(26)	Incorporated by reference to Current Report on Form 8-K as filed on December 19, 2016 (File No. 000-54697)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: April 14, 2017	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Victor F. Keen	Director	April 14, 2017
Victor F. Keen

By:	/s/ Simon Calton	Director	April 14, 2017
Simon Calton

By:	/s/ Doug Freitag	Director	April 14, 2017
Doug Freitag

3DIcon CORPORATION

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

3DIcon Corporation

We have audited the accompanying consolidated balance sheet of 3DIcon Corporation and its Subsidiary (the Company) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (collectively, the financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DIcon Corporation and its Subsidiary as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company entered into a share exchange agreement treated as a reverse acquisition under the purchase method of accounting. The consolidated statements of operations reflect the historical results of Coretec Industries, LLC (the accounting acquirer). Other basis of presentation matters are also described in Note 1.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

April 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Coretec Industries, LLC

Fargo, North Dakota

We have audited the accompanying balance sheet of Coretec Industries, LLC, as of December 31, 2015, and the related statements of operations and members’ deficit, and cash flows for the period from June 2, 2015 to December 31, 2015. Coretec Industries, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coretec Industries, LLC as December 31, 2015, and the results of its operations and its cash flows for the period from June 2, 2015 to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates continuation of operations, realization of assets and payment of liabilities in the ordinary course of business. As shown in the financial statements the Company is an early-stage entity and has incurred a net loss of approximately $135,000 during the year ended December 31, 2015, and as of that date, had a working capital deficiency of approximately $12,000 and net deficit of approximately $135,000. As described more fully in the notes to the financial statements, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Boulay PLLP

Minneapolis, Minnesota

April 28, 2016

3DIcon CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current assets:
Cash	$594	$8,811
Prepaid expenses	44,854	1,825
Other intangible assets	12,778	-
Due from related party	-	5,000
Total current assets	58,226	15,636

Property and equipment, net	6,131	7,247

Other assets:
Patents, net	1,379,943	-
Goodwill	166,000	-
Deposits-other	2,315	-
Total other assets	1,548,258	-
Total Assets	$1,612,615	$22,883

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Notes and debentures payable	$114,259	$-
Accounts payable and accrued expenses	351,143	24,516
Accrued interest payable - related party	71,309	3,048
Accrued interest payable	17,615	-
Total current liabilities	554,326	27,564

Long term debt:
Notes payable - related party	1,054,325	130,572
Total Liabilities	1,608,651	158,136

Stockholders' equity (deficiency):
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 and -0- shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	69	-
Preferred stock, Series B convertible, $0.0002 par value, 6,600,000 shares authorized; 6,558,345 and 4,760,872 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,312	952
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 1,481,754,533 and -0- shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	296,351	-
Additional paid-in capital	586,336	(952)
Accumulated deficit	(880,104)	(135,253)
Total Stockholders' Equity (Deficiency)	3,964	(135,253)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,612,615	$22,883

See notes to consolidated financial statements

3DIcon CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

		From Inception
	Year Ended	(June 2, 2015) to
	December 31,	December 31,
	2016	2015
Income:
Revenue	$-	$-

Expenses:
Research and development	300,985	4,798
General and administrative	383,784	118,655
Interest	60,082	11,800

Total expenses	744,851	135,253

Net loss	$(744,851)	$(135,253)

Loss per share:
Basic and diluted	$(0.002)	$ N.A.

Weighted average shares outstanding, basic and diluted	372,462,888	N.A.

See notes to consolidated financial statements

3DIcon CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEAR ENDED DECEMBER 31, 2016 AND THE PERIOD FROM INCEPTION (JUNE 2, 2015) TO DECEMBER 31, 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
		Par		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance June 2, 2015	-	$-	4,760,872	$952	-	$-	$(952)	$-	$-
Net loss for the period	-	-	-	-	-	-	-	(135,253)	(135,253)
Balance December 31, 2015	-	-	4,760,872	952	-	-	(952)	(135,253)	(135,253)
3DIcon's equity at the time of the reverse acquisition	345,000	69	1,797,473	360	1,481,754,533	296,351	587,288	-	884,068
Net loss for the period	-	-	-	-	-	-	-	(744,851)	(744,851)
Balance December 31, 2016	345,000	$69	6,558,345	$1,312	1,481,754,533	$296,351	$586,336	$(880,104)	$3,964

See notes to consolidated financial statements

3DIcon CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		From Inception
	For theYear Ended	(June 2, 2015)
	December 31,	to December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(744,851)	$(135,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,116	558
Amortization	27,279	-

Change in:
Prepaid expenses	3,484	(1,825)
Accounts payable and accrued liabilities	140,172	27,564

Net cash used in operating activities	(572,800)	(108,956)

Cash Flows from Investing Activities
Cash acquired in reverse acquisition	75,687	-
Purchase of property and equipment	-	(7,805)
Net payments from (advances to) related party	5,000	(5,000)
Purchase of intangible assets	(20,000)	-

Net cash provided by (used in) investing activities	60,687	(12,805)

Cash Flows from Financing Activities
Payments on insurance premium financing	(15,364)	-
Proceeds from notes payable-related party	519,260	130,572
Net cash provided by financing activities	503,896	130,572

Net change in cash	(8,217)	8,811
Cash, beginning of period	8,811	-

Cash, end of period	$594	$8,811

Supplement Disclosure of Cash flow Information
Cash paid during the year for interest	$290	$8,752
Non-cash investing activities
Share exchange transaction	$884,068	$-

See notes to consolidated financial statements

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the acquisition is treated as a “reverse acquisition” under the purchase method of accounting (see Note 2). The consolidated statements of operations herein reflect the historical results of Coretec prior to the completion of the reverse acquisition since it was determined to be the accounting acquirer, and do not include the historical results of operations for 3DIcon prior to the completion of the acquisition. The pre-merger December 31, 2015 balance sheet presented herein reflects the assets and liabilities of Coretec. 3DIcon’s assets and liabilities were consolidated with the assets and liabilities of Coretec as of the September 30, 2016 consummation of the acquisition and are included in the consolidated balance sheet as of December 31, 2016. The number of shares issued and outstanding and additional paid-in capital of 3DIcon have been retroactively adjusted to reflect the equivalent number of shares issued by 3DIcon in the Share Exchange Agreement, while Coretec’s historical members’ deficit is being carried forward as the Company’s accumulated deficit. All costs attributable to the reverse merger were expensed.

Principles of Consolidation

The consolidated balance sheet as of December 31, 2016 includes the accounts of 3DIcon and its wholly owned subsidiary, Coretec. The consolidated balance sheet as of December 31, 2015 reflects only the assets and liabilities of Coretec. The consolidated statements of operations and cash flows for the year ended December 31, 2016 include the accounts of Coretec for the entire year and the accounts of 3DIcon from September 30, 2016, the acquisition date, to December 31, 2016. The consolidated statements of operations and cash flows for the period from inception (June 2, 2015) to December 31, 2015 include the accounts of Coretec. Intercompany transactions and balances have been eliminated in consolidation.

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities - The carrying value approximates fair value due to the short maturity of these items.

Notes payable - The fair value of the Company's notes payable has been estimated by the Company based upon the liability's characteristics, including interest rate. The carrying value approximates fair value.

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Since the Closing Date of the Share Exchange Agreement occurred on September 30, 2016 and no common stock was issued to Coretec in the reverse acquisition, the Company did not compute weighted average common shares outstanding for the period from inception (June 2, 2015) to December 31, 2015.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2016	2015
Options	22,973,131	-
Warrants	19,568,318	-
Series A convertible preferred stock	34,500,000	-
Series B convertible preferred stock	12,552,672,330	9,112,309,008
Convertible debentures	8,014,940,004	-
Total potentially dilutive shares	20,644,653,783	9,112,309,008

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $301,000 and $5,000 for the year ended December 31, 2016 and the period from inception (June 2, 2015) to December 31, 2015, respectively.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In February 2016, the FASB issued accounting standards update (ASU) No. 2016-02, Leases (Topic 842) intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. This is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact that this new guidance may have on its consolidated results of operations, cash flows, financial position and disclosures.

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and labilities following the procedure that would be required in determining the fair value of assets acquires and labilities assumed in a business combination. Instead, an entity should perform its annual, or intern, goodwill impairment test by comparing the fair value of a reporting unity with its carrying amount. The amendments in this ASU are effective beginning after December 15, 2019, however early adoption is permitted beginning January 1, 2017 and should be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial position and results of operations.

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertainties

The Company has realized a cumulative net loss of $880,104 for the period from inception (June 2, 2015) to December 31, 2016, negative working capital of $496,100, and no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these consolidated financial statements. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses.

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Under the terms of the Golden State Equity Investors, Inc (“Golden State”) 4.75% Convertible Debenture due on December 31, 2016, subsequently extended to June 1, 2017, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $381.50 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $85.71 of the 4.75% Convertible Debenture and exercise 857 warrants per month. Based upon the current stock price, the issued and outstanding shares as of December 31, 2016 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. Additionally, the Company has issued 1,481,754,533 common shares of the authorized 1,500,000,000 common shares, leaving a balance of 18,245,467 common shares available to be issued.

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

Upon the closing of the Share Exchange Agreement on the Closing Date, considering any preferred stock on an “as converted” basis, approximately 65% of 3DIcon’s issued and outstanding common stock is now owned by the former Coretec Members. The remaining 35% is held by 3DIcon’s prior stockholders. Upon the closing of the Share Exchange Agreement, two of the former 3DIcon directors resigned and three new directors associated with Coretec were nominated and elected, giving control of the board of directors to the former Coretec Members. The 65% holders of 3DIcon common stock on an as converted basis will be unable to sell that stock for a period of one year under the terms of a lock-up agreement reached between the parties. Victor Keen, the largest shareholder of 3DIcon prior to the reverse acquisition, is also a participant in the lock-up agreement.

Consummation of the Exchange was subject to customary conditions, including without limitation, (i) Coretec’s delivery to 3DIcon a representation letter attesting to each of the Members’ or their designees’ status as an “accredited investor;” (ii) Coretec’s delivery to 3DIcon a letter agreement executed by each of the Members or their designees, if any, agreeing to automatically convert the shares of Series B Preferred issued to them pursuant to the Share Exchange Agreement upon the occurrence of certain events; (iii) Coretec’s delivery to 3DIcon a lock up agreement executed by each of the Members or their designees, if any, in the form attached to the Share Exchange Agreement; (iv) Coretec’s delivery to 3DIcon a license agreement between Coretec and North Dakota State University allowing Coretec to license certain intellectual property concerning cyclohexasilane or other silicon-based materials; (v) the delivery to 3DIcon of the required Coretec audited and unaudited financial statements; and (vi) delivery by 3DIcon and Coretec all required consents to consummate all transactions contemplated by the Share Exchange Agreement.

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company engaged a law firm to prepare the necessary documents for the Share Exchange Agreement, including resolutions of the entities authorizing the closing, preparation and filing of Form 14F, and filing of the Form 8K. As of December 31, 2016, the law firm had completed the engagement and the Company has expensed $100,000, $75,000 of which was recoginized in the financial statements of 3DIcon prior to the September 30, 2016 Share Exchange Agreement.

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

In connection with the reverse acquisition, the Company incurred approximately $110,000 for related transaction costs for the year ended December 31, 2016, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

The following unaudited pro forma results for the year ended December 31, 2016 and for the period from inception (June 2, 2015) to December 31, 2015 summarizes the consolidated results of operations of the Company, assuming the reverse acquisition had occurred on January 1, 2015 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2016	For the Period from Inception (June 2, 2015) to December 31, 2015
Net revenues	$-	$-
Net loss	$(1,464,491)	$(1,115,897)

Note 3 – Property and Equipment

Property and equipment consists of the following:

	December 31,	Decmber 31,
	2016	2015
Furniture and fixtures	$7,805	$7,805
Less: Accumulated depreciation	(1,674)	(558)
Totals	$6,131	$7,247

Depreciation expense amounted to $1,116 and $558 for the year ended December 31, 2016 and for the period from inception (June 2, 2015) to December 31, 2015, respectively.

Note 4 – Patents

The following table sets forth patents:

	December 31, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book	Useful Life
	Amount	Amortization	Value	Amount	Amortization	Value	In Years

Patents	$1,400,000	$(20,057)	$1,379,943	$-	$-	$-	17.45

The patents were acquired with the September 30, 2016 reverse acquisition (see Note 2), therefore amortization expense is reflected for the three-month period ended December 31, 2016. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Note 5 – Debentures and Notes Payable

	December 31,	December 31,
	2016	2015
Notes and debentures payable:
5.25% Insurance premium finance agreement, due June 2017	$24,794	$-
9% Promissory note due June 2017	25,341	-
4.75% Convertible debenture due June 2017	64,124	-
Total notes and debentures payable	$114,259	$-

Notes payable - related party:
14% Term loan due June 2018	$213,993	$-
14% Term loan due June 2018	440,500	-
14% Term loan due June 2018	399,832	130,572
Total notes payable - related party	$1,054,325	$130,572

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.25% Insurance premium finance agreement, due June 2017

On August 17, 2016, 3DIcon entered into an insurance premium finance agreement of $40,158. The agreement, which is payable in ten monthly installments of principal and interest of $4,112 and bears interest at 5.2%, is scheduled to mature in June 2017. The remaining balance due on the agreement as of December 31, 2016 was $24,794. The agreement is payable to a third party financing company for a portion of the Company’s annual insurance premiums.

9% Promissory note due June 2017

On April 26, 2016, 3DIcon signed a 9% Promissory Note with Golden State in the amount of $40,000. Interest is due monthly in the amount of $300. Golden State advanced the $40,000 on the note and, on June 16, 2016, applied $14,659 to fund the exercise of warrants under the terms of the 4.75% Convertible debenture (described below) held by Golden State, leaving $25,341 outstanding on the 9% Promissory note. Subsequent to December 31, 2016, Golden State extended the maturity date of their 9% promissory note payable to June 1, 2017.

4.75% Convertible debenture due June 2017

On November 3, 2006, 3DIcon issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2016 and most recently, June 1, 2017, and warrants to buy 28,571 shares of common stock at an exercise price of $381.50 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.

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

14% Term loan due June 2018, related party

On April 18 2016, 3DIcon entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”) agreed to provide 3DIcon a loan facility of up to $100,000. Under the terms of the agreement, 3DIcon shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. CJNDL has advanced $213,993 ($113,993 in excess of the facility) on the loan. Subsequent to December 31, 2016, CJND agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note. CJNDL is a party to the Share Exchange Agreement discussed in Note 2.

14% Term loan due June 2018, related party

On February 24, 2016, 3DIcon entered into an unsecured loan agreement whereby Victor Keen, former CEO of 3DIcon (“Keen”) agreed to provide 3DIcon a loan facility of up to $300,000. Under the terms of the agreement, 3DIcon shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. Keen has advanced $440,500 through December 31, 2016 and an additional $136,000 subsequent to year end ($276,500 in excess of the facility) on the loan. Subsequent to December 31, 2016, Keen agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note. Keen is a party to the Share Exchange Agreement discussed in Note 2.

14% Term loan due June 2018, related party

In June 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. The total amount of borrowings by Coretec shall not exceed $500,000. Coretec pays interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $399,832 on the loan. Outstanding borrowings are secured by substantially all assets of the Company. The note is due on June 29, 2018.

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Commitments

The Company entered into a consulting agreement dated July 15, 2016 with Mr. Phillip Boudjouk in the area of working as a scientific and technical consultant. The Company anticipates that Mr. Boudjouk’s work under this consulting agreement will be performed for the Company, in support of their business development, research, development, and commercialization activities. The consulting agreement was effective as of July 15, 2016 and shall continue in full force and effect through July 14, 2017. The Company shall pay Mr. Boudjouk a fee of $7,000 per month. During the year ended December 31, 2016, the Company recognized $40,000 of expense under the terms of the agreement.

The Company entered into a one-year Independent Consulting Agreement with Concordia Financial Group (“Concordia”) effective August 1, 2016, and month-to-month thereafter. Under the terms of the agreement Concordia will provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assists in presentations related to the above services. Concordia is paid an hourly fee of $185. The Company recognized expense of $21,830 and $0 during the years ended December 31, 2016 and from inception (June 2, 2015 to December 31, 2015, respectively.

The Company entered into a Sponsored Research Agreement (“SRA”) dated August 14, 2015 with North Dakota State University Research Foundation (“NDSU/RF”). With the proposed research for this project, NDSU/RF plans to make prototypical compounds and materials from Cyclohexasilane (“CHS”) and CHS derivatives with the potential; 1) to act as efficient photoactive materials for solar cells, 2) to serve in electro active devices for optimization of current and voltage performance, 3) to perform at high levels of efficiency as silicon anodes in lightweight batteries (silicon has more than 11 times the capacity of carbon in the ubiquitous carbon based batteries), and, 4) to be incorporated into to specialty inks for printed electronics applications. The research was conducted August 14, 2015 through August 31, 2016. The Company agreed to reimburse NDSU/RF for all costs incurred in performing the research up to a maximum amount of $70,000. On June 7, 2016 the Company and NDSU/RF mutually agreed to amend the SRA. Under the terms of the amendment the term was extended to June 30, 2017 and the consideration was increased by $120,000 to a maximum amount of $190,000. The Company recognized expense of $84,247 and $4,798 during the year ended December 31, 2016 and period from inception (June 2, 2015) to December 31, 2015, respectively, leaving a balance of $100,955.

Effective June 16, 2016, (the "Effective Date") Coretec (“Licensee”) and NDSU/RF signed an Exclusive License agreement (the “NDSU/RF Agreement") to have certain intellectual property rights (the “Patent Rights”), owned by NDSU/RF, developed and commercialized.

Under the terms of the NDSU/RF Agreement, NDSU/RF granted Coretec an exclusive license to make, have made, use, sell, or any combination of the foregoing, Licensed Products and Licensed Processes in the Field of Use and the Licensed Territory as defined in the NDSU/RF Agreement. Additionally NDSU/RF granted to Licensee a limited exclusive eighteen month option (the “Option Term”) to license Optioned Technologies' Patent Rights (“Optioned Technologies”), as described in the NDSU/RF Agreement. Licensee may only undertake technical, economic, and commercial evaluation of each optioned patent during the Option Term. Such evaluation by Licensee shall only be to determine if Licensee exercises its option and negotiates a license to such patent(s) as a Licensed Technology under the NDSU/RF Agreement and not to develop intellectual property or patents during the Option Term. Licensee agreed to actively and diligently evaluate Optioned Technologies so as to determine and report to NDSU/RF the status and progress toward the licensing of each patent listed in the NDSU/RF Agreement during the Option Term. If Licensee decides to not pursue any further evaluation of any patent or patent application of Optioned Technology Patent Rights in any quarter or during the previous quarter has not carried out any evaluation activities on any such patent or patent application, then any such patent or patent application shall be deleted from the NDSU/RF Agreement at the end of such quarter and all rights to such deleted Patent Rights shall revert to NDSU/RF.

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

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2016, Coretec recognized expense of $136,420 under the terms of the NDSU/RF Agreement. As of December 31, 2016, the remaining balance of the LT Prior Expenses to be paid under the terms of the agreement is $177,111.

As of the date of filing, the Company has not exercised the Optioned Technologies. The option term expires on December 16, 2017.

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

Under the terms of the Supply Agreement, Gelest will scale-up production of CHS, within their available capacity of 12-18 Kg per year, and further optimize the manufacturing process licensed by the purchaser from NDSU/RF. The term of this project is 90 days from the receipt of the first installment of YSi6Cl14 salt from the purchaser. The cost for scale-up and manufacturing optimization is $180,000 to be paid by the purchaser in two installments. The initial installment of $18,000 was paid upon finalizing this Supply Agreement. The second installment of $162,000 is to be paid net 30 days from availability for shipment of between 200 – 400 grams of the initial product of the quality stated in the Supply Agreement. As of the date of filing, the Company has not paid the second installment, as Gelest has yet to complete the production of material.

Note 7 – Preferred Stock, Warrants and Options

The terms of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Warrants are as follows:

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of 3DIcon Corporation (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”), and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Corporation. We have not paid any cash or stock dividends to the holders of our Series A Preferred. As of December 31, 2016 dividends in arrears totaled approximately $66,000. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Golden State and Other Warrants

As of December 31, 2016, Golden State has warrants outstanding to purchase 18,318 shares of common stock at a price of $381.50 per share which expire December 31, 2016, subsequently extended to June 1, 2017. Global Capital has warrants outstanding to purchase 300,000 shares of common stock at a price of $0.0032 per shares which expire on March 31, 2019. Additionally, from the Series A preferred stock issuance, there are 6,000,000 warrants outstanding to purchase common shares at $0.0055 per share which expire December 31, 2017 and 13,250,000 warrants outstanding that were issued to Victor Keen, Co-Chairman of the Board of Directors of the Company, which expire on January 17, 2018.

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Summary

The following table summarizes the Company’s warrant activity during the year ended December 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2015	19,789,516	0.40
Granted	-	-
Expired	(221,121)	3.15
Exercised	(77)	381.50
Outstanding, December 31, 2016	19,568,318	$0.36	1.0	$-

Exercisable, December 31, 2016	19,568,318	$0.36	1.0	$-

The following table summarizes the Company’s warrants as of December 31, 2016:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.0055	19,250,000	1.0	19,250,000
$0.0032	300,000	2.2	300,000
$381.50	18,318	0.4	18,318
	19,568,318	1.0	318,318

Options Summary

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

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s option activity during the year ended December 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2015	23,030,274	$0.08
Granted	-	-
Expired	(57,143)	1.08
Exercised	-	-
Outstanding, December 31, 2016	22,973,131	$0.08	1.6	$-

Exercisable, December 31, 2016	22,973,131	$0.08	1.6	$-

The following table summarizes the Company’s options as of December 31, 2016:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01	20,000,000	1.3	20,000,000
$0.18	1,314,959	3.5	1,314,959
$0.23	1,034,739	5.5	1,034,739
$0.35	342,856	0.6	342,856
$1.40	169,534	4.4	169,534
$1.93	46,428	1.8	46,428
$8.40	58,901	1.2	58,901
$35.00	5,714	1.3	5,714
	22,973,131	1.6	22,973,131

Note 8 – Incentive Stock Plan

In March 2014, the 3DIcon Corporation 2014 Equity Incentive Plan (the “2014 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. As of December 31, 2016, there were 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the 3DIcon Corporation 2015 Equity Incentive Plan (the “2015 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March 2015. There are 142,244 shares available for issuance under the 2015 EIP as of December 31, 2016.

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Office Lease

The Company entered into a lease agreement in June 2015 for office space in North Dakota that will expire in November 2017. The Company has an amended office lease in Tulsa, Oklahoma that will expire on July 31, 2018. At December 31, 2016, the minimum future lease payments to be paid under the non-cancellable leases are payable as follows:

2017	$44,000
2018	13,000

Rent expense for operating leases was $28,000 for the year ended December 31, 2016 and $13,000 from inception (June 2, 2015) to December 31, 2015.

Note 10 – Related Party Transactions

As of December 31, 2015 the Company advanced $5,000 to an entity partially owned by a former member of Coretec. This amount was due on demand and repaid in April 2016.

The Company entered into a consulting agreement dated July 7, 2015 with Mr. Doug Freitag, who became the Company’s CEO on October 1, 2016. Mr. Freitag’s field of consultation was in the area of working as a federal business and private sector business consultant and technical consultant. The work under this consulting agreement was performed for the Company, in support of business development, research, development, and commercialization activities. The consulting agreement was effective as of July 2015 and continued in full force through July 2016 and will continue monthly thereafter, unless terminated under the terms of the agreement. On October 1, 2016, the Company entered into a consulting agreement with Mr. Doug Freitag which replaces the previous agreement but the terms are identical. The consulting agreement was effective as of October 1, 2016 and continued in full force and effect through December 31, 2016. The Company paid Mr. Freitag a fee of $185 per hour. The Company entered into a third consulting agreement on January 1, 2017 with Mr. Freitag. Under the terms of the one year agreement, Mr. Freitag’s fee is $194 per hour.

The Company paid Mr. Freitag a fee of $100,517 for the year ended December 31, 2016 and $13,198 during the period from inception (June 2, 2015) to December 31, 2015.

At September 30, 2016, pursuant to the Share Exchange Agreement, the Company had an aggregate balance of $300,500 of advances due to Mr. Victor Keen. During the year ended December 31, 2016, Mr. Keen advanced the Company an additional $140,000 such that as of December 31, 2016, an aggregate amount of $440,500 is due to Mr. Keen under the terms of a loan which is included in notes payable – related party (see Note 5).

As of December 31, 2016, accrued interest related to the $300,000 14% Term loan due June 2018 amounted to $20,517 and interest expense was $16,005 during the year ended December 31, 2016.

During the year ended December 31, 2016, CJNDL, a company owned by Mr. Simon Calton, a director of the Company, advanced $613,825 to the Company under the terms of two loans, which are included in term loans (see Note 5).

As of December 31, 2016, accrued interest related to the $500,000 and $100,000 14% Term loans due June 2018 amounted to $50,791 and interest expense was $42,738 and $11,800 during the year ended December 31, 2016 and the period from inception (June 2, 2015) to December 31, 2015, respectively.

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

3DIcon CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authorization of Reverse Stock Split

On February 21, 2017 (the “Record Date”), the Board of Directors unanimously approved, and a majority of the Company’s stockholders, as of the Record Date, approved by written consent pursuant to Section 18-1073 of the Oklahoma Act, to permit the Company’s Board of Directors, in its sole discretion, to effectuate one or more consolidations of the issued and outstanding shares of common stock at some future date no later than the first anniversary of the Record Date, pursuant to which the shares of common stock would be combined and reclassified into one validly issued fully paid and non-assessable share of common stock at a ratio (the “Reverse Split Ratio”) within the range of 1-for-50 and up to 1-for-300 (the “Reverse Split Range”), with each stockholder otherwise entitled to receive a fractional share of common stock as a result of the Reverse Stock Split.  If effectuating a Reverse Stock Split pursuant to the minimum stated Reverse Split Ratio, each 50 shares of the Company’s issued and outstanding common stock will be automatically converted into 1 share of common stock. If effectuating a Reverse Stock Split pursuant to the maximum stated Reverse Split Ratio, each 300 shares of our issued and outstanding common stock will be automatically converted into 1 share of common stock.

Debentures Payable

Subsequent to December 31, 2016, Golden State extended their debenture and note payable to June 1, 2017.

Subsequent to December 31, 2016, Mr. Victor Keen advanced $136,000 to the Company under the terms of a loan which is described in notes payable – related party (see Note 5).

7% Convertible promissory note due March 2019

On March 30, 2017, the Company issued to Victor F. Keen, Co-chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”). The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this Note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. Mr. Keen advanced the $250,000 subsequent to year end. This note is an unsecured obligation of the Company.

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

