Form 10-Q
period 2017-03-31
3DICON CORP
filed 2017-05-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(check one)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 12, 2017, the issuer had 1,481,754,533 outstanding shares of Common Stock.

3DICON CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

TABLE OF CONTENTS

PART I

Item 1.     Financial Statements.

3DIcon CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash	$111,974	$594
Prepaid expenses	29,450	44,854
Other intangible assets	9,444	12,778
Total current assets	150,868	58,226

Property and equipment, net	5,852	6,131

Other assets:
Patents, net	1,359,886	1,379,943
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,528,201	1,548,258
Total Assets	$1,684,921	$1,612,615

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Notes and debentures payable	$102,013	$114,259
Accounts payable and accrued expenses	435,986	351,143
Accrued interest payable - related party	112,017	71,309
Accrued interest payable	18,376	17,615
Total current liabilities	668,392	554,326

Long term debt:
Notes payable - related party, net	1,191,432	1,054,325
Total Liabilities	1,859,824	1,608,651

Stockholders' equity (deficiency):
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding	69	69
Preferred stock, Series B convertible, $0.0002 par value, 6,600,000 shares authorized; 6,558,345 shares issued and outstanding	1,312	1,312
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 1,481,754,533 shares issued and outstanding	296,351	296,351
Additional paid-in capital	836,336	586,336
Accumulated deficit	(1,308,971)	(880,104)
Total Stockholders' Equity (Deficiency)	(174,903)	3,964
Total Liabilities and Stockholders' Equity (Deficiency)	$1,684,921	$1,612,615

See notes to unaudited condensed consolidated financial statements

3DIcon CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Income:
Revenue	$-		$-

Operating Expenses:
Research and development	105,370		12,748
General and administrative	281,331		31,716

Total Operating Expenses	386,701		44,464

Loss From Operations	(386,701)		(44,464)

Other Expense
Interest expense	(42,166)		(4,571)

Net Loss	$(428,867)		$(49,035)

Loss per share:
Basic and diluted	$(0.000)	$	N.A.

Weighted average shares outstanding, basic and diluted	1,481,754,533		N.A.

See notes to unaudited condensed consolidated financial statements

3DIcon CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
		Par		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2016	345,000	$69	6,558,345	$1,312	1,481,754,533	$296,351	$586,336	$(880,104)	$3,964
Recognition of beneficial conversion feature	-	-	-	-	-	-	250,000	-	250,000
Net loss for the period	-	-	-	-	-	-	-	(428,867)	(428,867)
Balance March 31, 2017	345,000	$69	6,558,345	$1,312	1,481,754,533	$296,351	$836,336	$(1,308,971)	$(174,903)

See notes to unaudited condensed consolidated financial statements

3DIcon CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(428,867)	$(49,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	279	279
Amortization - intangible assets	23,391	-
Amortization - debt discount	357	-

Change in:
Prepaid expenses	15,404	1,825
Accounts payable and accrued liabilities	126,312	38,756

Net cash used in operating activities	(263,124)	(8,175)

Cash Flows from Financing Activities
Payments on insurance premium financing	(12,246)	-
Proceeds from note payable-related party	386,750	-
Net cash provided by financing activities	374,504	-

Net change in cash	111,380	(8,175)
Cash, beginning of period	594	8,811

Cash, end of period	$111,974	$636

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$340	$-

See notes to unaudited condensed consolidated financial statements

3DIcon CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Organization, Nature of Business and Basis of Presentation

Nature of Business

3DIcon Corporation (“3DIcon”) was incorporated on August 11, 1995, under the laws of the State of Oklahoma. 3DIcon’s primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

Coretec Industries, LLC (“Coretec”), a wholly owned subsidiary of 3DIcon (collectively the “Company”), was organized on June 2, 2015 in the state of North Dakota. Coretec is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for medical, electronic, photonic, display, and lighting markets among others.

Reverse Acquisition

On May 31, 2016, 3DIcon entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Coretec and four Coretec members (the “Members”), which Members held all outstanding membership interests in Coretec. On September 30, 2016 (the “Closing Date”), the Company closed the transaction contemplated by the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to 3DIcon in exchange for 3DIcon’s issuance of an aggregate 4,760,872 shares of 3DIcon’s Series B Convertible Preferred Stock to the Members (the “Share Exchange”). Coretec became a wholly-owned subsidiary of 3DIcon and the former Members beneficially own approximately 65% of 3DIcon’s common stock on a fully-diluted basis. Upon the closing of the Share Exchange, two of 3DIcon’s Directors resigned and three new Directors associated with Coretec were nominated and elected, giving control of the board of directors to former Coretec Members. The 65% holders of 3DIcon common stock will be unable to sell that stock for a period of one year under the terms of a lock-up agreement reached between the parties. Mr. Victor Keen, the largest shareholder of 3DIcon prior to the reverse acquisition, is also a participant in the lock-up agreement.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s year-end audited consolidated financial statements and related footnotes included in the previously filed Form 10-K, and in the opinion of management, reflects all adjustments necessary to present fairly the condensed consolidated financial position of the Company. The condensed consolidated results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the acquisition is treated as a “reverse acquisition” under the purchase method of accounting (see Note 4). The pre-merger financial statements reflect the operations of Coretec. 3DIcon’s assets and liabilities were consolidated with the assets and liabilities of Coretec as of the September 30, 2016 consummation of the acquisition. The number of shares issued and outstanding and additional paid-in capital of 3DIcon have been retroactively adjusted to reflect the equivalent number of shares issued by 3DIcon in the Share Exchange, while Coretec’s historical members’ deficit is being carried forward as the Company’s accumulated deficit. All costs attributable to the reverse merger were expensed.

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $1,308,971 for the period from inception (June 2, 2015) to March 31, 2017, has negative working capital of $517,524, and no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses.

3DIcon CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 include the accounts of 3DIcon and its wholly owned subsidiary, Coretec. The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2017 include the accounts of 3DIcon and its wholly owned subsidiary, Coretec. The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2016 include the historical results of Coretec prior to the completion of the reverse acquisition since it was determined to be the accounting acquirer, and do not include the historical results of operations or cash flows for 3DIcon prior to the completion of the acquisition. Intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

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

3DIcon CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued.

The beneficial conversion feature of a convertible note is credited to additional paid-in-capital.  The intrinsic value is recorded in the consolidated financial statements as a debt discount and such discount is amortized over the expected term of the convertible note and is charged to interest expense.

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Since the Closing Date of the Share Exchange occurred on September 30, 2016 and no common stock was issued to Coretec in the reverse acquisition, the Company did not compute weighted average common shares outstanding for the period ended March 31, 2016.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2017	2016
Options	22,887,417	-
Warrants	19,568,318	-
Series A convertible preferred stock	34,500,000	-
Series B convertible preferred stock	12,552,672,330	9,112,309,008
Convertible debentures	9,938,968,058	-
Total potentially dilutive shares	22,568,596,123	9,112,309,008

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

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

Note 4 – Share Exchange Agreement

On May 31, 2016, 3DIcon entered into a Share Exchange Agreement with Coretec and its Members, which Members held all outstanding membership interests in Coretec. Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to 3DIcon in exchange for 3DIcon’s issuance of an aggregate 4,760,872 shares of 3DIcon’s Series B Convertible Preferred Stock to the Members. Upon the closing of the Share Exchange on the Closing Date, considering any preferred stock on an “as converted” basis, approximately 65% of 3DIcon’s issued and outstanding common stock is now owned by the former Coretec Members. The remaining 35% is held by 3DIcon’s prior stockholders. The acquisition is treated as a “reverse acquisition” (See Note 1).

The following unaudited pro forma results for the three months ended March 31, 2016 summarizes the consolidated results of operations of the Company, assuming the reverse acquisition had occurred on January 1, 2016 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

Three Months Ended March 31, 2016
Net revenues	$-
Net loss	$(291,682)

3DIcon CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Debentures and Notes Payable

	March 31,	December 31,
	2017	2016
Notes and debentures payable:
5.25% Insurance premium finance agreement, due June 2017	$12,548	$24,794
9% Promissory note due June 2017	25,341	25,341
4.75% Convertible debenture due June 2017	64,124	64,124
Total notes and debentures payable	$102,013	$114,259

Notes payable - related party:
14% Term loan due June 2018	$213,993	$213,993
14% Term loan due June 2018	576,500	440,500
14% Term loan due June 2018	400,582	399,832
7% Convertible promissory note due March 2019, net	357	-
Total notes payable - related party	$1,191,432	$1,054,325

5.25% Insurance premium finance agreement, due June 2017

The Company made payments of $12,246 against the insurance premium financing obligation.

14% Term loan due June 2018, related party

Mr. Victor Keen, Co-Chairman of the Board of Directors, advanced an additional $136,000 during the three months ended March 31, 2017. As of March 31, 2017, an aggregate amount of $576,500 is due to Mr. Keen under the 14% term loan. As of March 31, 2017, accrued interest related to the 14% term loan amounted to $39,544 and interest expense was $19,026 for the three months ended March 31, 2017.

As of March 31, 2017, Carlton James North Dakota Limited (“CJNDL”), a company owned by Mr. Simon Calton, a director of the Company, has advanced $614,575 to the Company under the terms of two loans, which are included in notes payable. As of March 31, 2017, accrued interest related to the CJNDL term loans due June 2018 amounted to $72,298 and interest expense was $21,507 and $4,571 during the three months ended March 31, 2017 and 2016, respectively.

7% Convertible promissory note due March 2019

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”). The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The accrued interest and interest expense related to the $250,000 7% Convertible Promissory Notes amounted to $175 during the three months ended March 31, 2017. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $357 was amortized during the three months ended March 31, 2017.

3DIcon CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Commitments and Contingencies

Litigation, Claims, and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management, such matters are currently not expected to have a material impact on the Company’s consolidated financial statements. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Supply Agreement

On December 13, 2016, the Company entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement is for the purchase and sale of Cyclohexasilane (“CHS“ or the “Products”) as set forth in the Supply Agreement, pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for the duration of three years from the effective date.

An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity that is being purchased. Final pricing will be reviewed and adjusted annually based on prior year’s consumption and/or as the global economic conditions dictate, taking into account market conditions and raw material price fluctuations.

Under the terms of the Supply Agreement, Gelest will scale-up production of CHS, within their available capacity of 12-18 Kg per year, and further optimize the manufacturing process licensed by the purchaser from NDSU Research Foundation (“NDSU/RF”). The term of this project is 90 days from the receipt of the first installment of YSi6Cl14 salt from the purchaser. The cost for scale-up and manufacturing optimization is $180,000 to be paid by the purchaser in two installments. The initial installment of $18,000 was paid upon finalizing this Supply Agreement. The second installment of $162,000 is to be paid net 30 days from availability for shipment of between 200 – 400 grams of the initial product of the quality stated in the Supply Agreement. As of the date of filing, the Company has not paid the second installment, as Gelest has yet to complete the production of material.

Office Lease

The Company entered into a lease agreement in June 2015 for office space in North Dakota that will expire in November 2017. The Company has an amended office lease in Tulsa, Oklahoma that will expire on July 31, 2018.  Rent expense for operating leases was $12,000 and $5,500 for the three-month periods ended March 31, 2017 and 2016, respectively.

Note 7 – Subsequent Events

Research North Dakota Grant

The North Dakota Center of Excellence Commission awarded a funding request for Research North Dakota (“RND”) grant to NDSU Chemistry and Biochemistry in partnership with the Company. RND promotes the development and commercialization of products and processes through industry/university research partnerships. RND provides matching funds to help companies pay for the university research. The $150,000 matching grant is effective April 1, 2017 and expires on March 31, 2018. The Company shall provide for a match to State dollars of at least $1:$1. The match can be in the form of contribution directly to NDSU or cash expended by the Company on valid cost incurred in support of the project. The purpose of the grant is to improve the yield and purity of the key ingredients required for an economical synthesis of CHS, an ingredient for making a variety of commercially important silicon based materials and materials for lightweight batteries and lightweight solar cells.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Plan of Operation

Background:

Coretec Industries, LLC (“Coretec”), a wholly owned subsidiary of 3DIcon Corporation (“3DIcon”), was organized on June 2, 2015 in the state of North Dakota. Coretec is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for medical, electronic, photonic, display, and lighting markets among others.

On September 30, 2016 (the “Closing Date”), we closed a transaction contemplated by a Share Exchange Agreement dated May 31, 2016 (the “Share Exchange Agreement”) with 3DIcon. Pursuant to the Share Exchange Agreement, Coretec became a wholly-owned subsidiary of 3DIcon.

3DIcon was incorporated on August 11, 1995, under the laws of the State of Oklahoma. 3DIcon’s primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

•	Providing technological support to advance the refinement of CSpace image material;

•	Adding recognized expertise to the team;

•	Creating the opportunity for near-term revenue; and

•	Adding a significant portfolio of Intellectual Property.

Recent Developments

Supply Agreement

On December 13, 2016, we entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement is for the purchase and sale of Cyclohexasilane (“CHS”) as set forth in the Supply Agreement (the “Products”), pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for a period of three years.  NDSU provided raw materials required to produce CHS to Gelest in January 2017. Efforts by Gelest to scale the manufacturing process for CHS are ongoing with the goal of producing up to 400 grams of material that will be available for sale to potential customers. An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity and quality of material that is being purchased. We believe this price is competitive with competing higher order silanes such as trisilane and neopentasilane while offering a number of advantages.

Research North Dakota Grant

The North Dakota Center of Excellence Commission awarded a funding request for Research North Dakota (“RND”) grant to NDSU Chemistry and Biochemistry in partnership with the Company. RND promotes the development and commercialization of products and processes through industry/university research partnerships. RND provides matching funds to help companies pay for the university research. The $150,000 matching grant is effective April 1, 2017 and expires on March 31, 2018. We shall provide for a match to State dollars of at least $1:$1. The match can be in the form of contribution directly to NDSU or cash expended by us on valid cost incurred in support of the project. The purpose of the grant is to improve the yield and purity of the key ingredients required for an economical synthesis of CHS, an ingredient for making a variety of commercially important silicon based materials and materials for lightweight batteries and lightweight solar cells.

Authorization of Name Change

On February 21, 2017, the Board of Directors unanimously approved the proposal to seek stockholder approval and authorization to amend our Certificate of Incorporation to change our name to “The Coretec Group Inc.” (the “Name Change”) and thereafter change its trading symbol to a trading symbol resembling the name of the Company following the Name Change. On February 21, 2017, a majority of our stockholders adopted resolutions by written consent authorizing the Board of Directors to undertake the Name Change. This Name Change will become effective immediately upon our filing of the Name Change Amendment with the Oklahoma Secretary of State.

Authorization of Reverse Stock Split

On February 21, 2017 (the “Record Date”), the Board of Directors unanimously approved, and a majority of our stockholders, as of the Record Date, approved by written consent pursuant to Section 18-1073 of the Oklahoma Act, to permit our Board of Directors, in its sole discretion, to effectuate one or more consolidations of the issued and outstanding shares of common stock at some future date no later than the first anniversary of the Record Date, pursuant to which the shares of common stock would be combined and reclassified into one validly-issued, fully-paid and non-assessable share of common stock at a ratio (the “Reverse Split Ratio”) within the range of 1-for-50 and up to 1-for-300 (the “Reverse Split Range”), with each stockholder otherwise entitled to receive a fractional share of common stock as a result of the Reverse Stock Split.  If effectuating a Reverse Stock Split pursuant to the minimum stated Reverse Split Ratio, each 50 shares of our issued and outstanding common stock will be automatically converted into 1 share of common stock. If effectuating a Reverse Stock Split pursuant to the maximum stated Reverse Split Ratio, each 300 shares of our issued and outstanding common stock will be automatically converted into 1 share of common stock.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

The results of operations for the three months ended March 31, 2017 represent the consolidated results of 3DIcon and its wholly-owned subsidiary, Coretec, while the results of operations for the three months ended March 31, 2016 solely represent the results of Coretec.

Revenue

We did not have revenues for the three months ended March 31, 2017 or for the three months ended March 31, 2016.

Research and Development Expenses

The research and development expenses were $105,370 for the three months ended March 31, 2017, as compared to $12,748 for the three months ended March 31, 2016.  The approximate $92,000 increase was primarily a result of the amortization of patents acquired in the acquisition of 3DIcon of $23,000, an increase of $26,000 related to the Sponsored Research Agreement and an increase of $43,000 related to the Exclusive License Agreement, both with the NDSU Research Foundation.

General and Administrative Expenses

Our general and administrative expenses were $281,331 for the three months ended March 31, 2017, as compared to $31,716 for the three months ended March 31, 2016.  The approximate $250,000 increase included the additional costs of being a public company consisting of audit fees of $75,000, legal fees of $28,000, filing fees and outside services of $20,000. Additionally, our consultants fees to the CEO, CFO and other consultants increased $75,000. Other increases include website design of $6,000, insurance of $14,000, rent from adding a second office of $6,000, corporate secretary of $8,000, and various other administrative increases of $11,000.

Interest Expense

Interest expense was $42,166 for the three months ended March 31, 2017, as compared to $4,571 for the three months ended March 31, 2016.  The increase was a result of additional notes payable.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services, wherever possible. The operating budget consists of the following expenses:

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

We had cash of $111,974 at March 31, 2017. We had negative working capital of $517,524 at March 31, 2017.

During the three months ended March 31, 2017, we used $263,124 of cash for operating activities, an increase of $254,949 compared to the three-month period ended March 31, 2016. The increase in the use of cash for operating activities was a result of an increase in the loss of $379,832, partially offset by the increase in the amortization expense of $23,748, the decrease in prepaid expenses of $13,579 and the increase in accounts payable and accrued liabilities of $87,556.

During the three months ended March 31, 2017, there was $374,504 of cash provided by financing activities, compared to no funds provided in the three-month period ended March 31, 2016. The increase was due to $386,750 advanced from related party promissory notes partially offset by a payment of $12,246 on our insurance financing agreement.

We expect to fund the ongoing operations through the existing financing facilities in place; through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses. Our ability to fund our operations is highly dependent on our stock price.

There is no assurance that we’ll be successful in raising additional funds on reasonable terms or that the funding will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

Off Balance Sheet Arrangements

We do not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

There has been no change in the significant accounting policies summarized in our Form 10-K for the year ended December 31, 2016, which was filed on April 14, 2017, except for the additional beneficial conversion features discussed in Note 3 in this Quarterly Report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.     Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as we do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions. To help address this material weakness, management engaged financial consultants and performed additional analyses and other procedures.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our condensed consolidated financial statements contained in this Quarterly Report fairly present our condensed consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosure.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit Number	Description of Exhibit
31.1 *	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation

101.DEF *	XBRL Taxonomy Extension Definition

101.LAB *	XBRL Taxonomy Extension Labels

101.PRE *	XBRL Taxonomy Extension Presentation

* Filed herein

** Furnished herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3DICON CORPORATION

Date: May 15, 2017	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer