Form 10-Q
period 2017-06-30
CORETEC GROUP INC.
filed 2017-08-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-54697

THE CORETEC GROUP INC.

(Exact Name of small business issuer as specified in its charter)

Oklahoma	73-1479206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136

(Address of principal executive offices) (Zip Code)

(918) 494-0505
(Registrant’s telephone number, including area code)

3DICON CORPORATION
(Former name, former address and former fiscal year, if changed since last report))

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 14, 2017, the issuer had 46,781,423 outstanding shares of Common Stock.

2

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$5,323	$594
Prepaid expenses	15,464	44,854
Other intangible assets	6,111	12,778
Total current assets	26,898	58,226

Property and equipment, net	2,142	6,131

Other assets:
Patents, net	1,339,829	1,379,943
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,508,144	1,548,258
Total Assets	$1,537,184	$1,612,615

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Notes payable - related party	$1,191,075	$-
Notes and debentures payable	89,465	114,259
Accounts payable and accrued expenses	597,009	351,143
Accounts payable - related party	25,000	-
Accrued interest payable - related party	19,146	71,309
Accrued interest payable	158,615	17,615
Total current liabilities	2,080,310	554,326

Long term debt:
Notes payable - related party, net	34,200	1,054,325
Total Liabilities	2,114,510	1,608,651

Stockholders' equity (deficiency):
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding	69	69
Preferred stock, Series B convertible, $0.0002 par value, 6,600,000 shares authorized; 6,558,345 shares issued and outstanding	1,312	1,312
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 4,939,182 shares issued and outstanding	988	988
Additional paid-in capital	1,281,699	881,699
Accumulated deficit	(1,861,394)	(880,104)
Total Stockholders' Equity (Deficiency)	(577,326)	3,964
Total Liabilities and Stockholders' Equity (Deficiency)	$1,537,184	$1,612,615

Note – Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company’s common stock.

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	155,437	69,451	260,807	82,199
General and administrative	315,489	32,665	596,820	64,381
Interest	81,497	6,736	123,663	11,307

Total expenses	552,423	108,852	981,290	157,887

Net loss	$(552,423)	$(108,852)	$(981,290)	$(157,887)

Loss per share:
Basic and diluted	$(0.112)	$ N.A.	$(0.199)	$ N.A.

Weighted average shares outstanding, basic and diluted	4,939,182	N.A.	4,939,182	N.A.

Note – Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company’s common stock.

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Six Months Ended June 30, 2017

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
		Par		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2016	345,000	$69	6,558,345	$1,312	4,939,182	$988	$881,699	$(880,104)	$3,964
									-
Recognition of beneficial conversion feature	-	-	-	-	-	-	350,000	-	350,000
Options issued to purchase common stock							50,000		50,000
Net loss for the period	-	-	-	-	-	-	-	(981,290)	(981,290)
Balance June 30, 2017	345,000	$69	6,558,345	$1,312	4,939,182	$988	$1,281,699	$(1,861,394)	$(577,326)

Note – Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company’s common stock.

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(981,290)	$(157,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	498	558
Amortization - intangible assets	46,782	556
Amortization - debt discount	34,200	-
Options issued for common stock	50,000	-
Loss on sale of property and equipment	3,259	-
Change in:
Prepaid expenses	29,390	(22,133)
Accounts payable and accrued liabilities	359,702	30,075

Net cash used in operating activities	(457,459)	(148,831)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,268)	-
Purchase of intangible assets	-	(20,000)
Net payments from related party	-	5,000
Proceeds from sale of property and equipment	2,500	-

Net cash provided by (used in) investing activities	232	(15,000)

Cash Flows from Financing Activities
Payments on insurance premium financing	(24,794)	-
Proceeds from note payable-related party	486,750	155,520
Net cash provided by financing activities	461,956	155,520

Net change in cash	4,729	(8,311)
Cash, beginning of period	594	8,811

Cash, end of period	$5,323	$500

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$626	$-

Note – Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company’s common stock.

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Organization, Nature of Business and Basis of Presentation

Nature of Business

On June 22, 2017, The Coretec Group Inc. (the “Group”) (formerly 3DIcon Corporation) filed an Amended Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Oklahoma, to (i) change its name from “3DIcon Corporation” to “The Coretec Group Inc.” (“Name Change”) and to (ii) effect a 1-for-300 reverse stock split (“Reverse Split”). The Name Change and Reverse Split became effective with the State of Oklahoma on June 28, 2017 and with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on June 29, 2017 (“Effective Time”).

The financial statements for all prior periods have been retroactively adjusted to reflect the Reverse Split which allowed the Company to have a sufficient number of common shares to convert our convertible notes, Series A and Series B Preferred shares into common shares. As a result of the reverse split, each three hundred (300) outstanding shares of pre-split common stock were automatically combined into one (1) share of post-split common stock. No fractional shares of the Company’s Common Stock were issued in connection with the Reverse Split. Shareholders who would otherwise be entitled to a fractional share will instead receive a new certificate rounding up their fractional share to the next nearest full share.  The financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stocks issued and options outstanding.

The Coretec Group Inc. was  incorporated on August 11, 1995, under the laws of the State of Oklahoma. The Company’s primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

Coretec Industries, LLC (“Coretec”), a wholly owned subsidiary of The Coretec Group Inc. (collectively the “Company”), was organized on June 2, 2015 in the state of North Dakota. Coretec is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for medical, electronic, photonic, display, and lighting markets among others.

Reverse Acquisition

On May 31, 2016, the Group entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Coretec and four Coretec members (the “Members”), which Members held all outstanding membership interests in Coretec. On September 30, 2016 (the “Closing Date”), the Group closed the transaction contemplated by the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to the Group in exchange for the Group’s issuance of an aggregate 4,760,872 shares of the Group’s Series B Convertible Preferred Stock to the Members (the “Share Exchange”). Coretec became a wholly-owned subsidiary of the Group and the former Members beneficially own approximately 65% of the Group’s common stock on a fully-diluted basis. Upon the closing of the Share Exchange, two of the Group’s Directors resigned and three new Directors associated with Coretec were nominated and elected, giving control of the board of directors to former Coretec Members. The 65% holders of the Group common stock will be unable to sell that stock for a period of one year under the terms of a lock-up agreement reached between the parties. Mr. Victor Keen, the largest shareholder of the Group prior to the reverse acquisition, is also a participant in the lock-up agreement.

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

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the acquisition is treated as a “reverse acquisition” under the purchase method of accounting (see Note 4). The pre-merger financial statements reflect the operations of Coretec. The Group’s assets and liabilities were consolidated with the assets and liabilities of Coretec as of the September 30, 2016 consummation of the acquisition. The number of shares issued and outstanding and additional paid-in capital of the Company have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Share Exchange, while Coretec’s historical members’ deficit is being carried forward as the Group’s accumulated deficit. All costs attributable to the reverse merger were expensed.

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $1,861,394 for the period from inception (June 2, 2015) to June 30, 2017, has negative working capital of $2,053,412, and no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses.

THE CORETEC GROUP INC.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed balance sheets as of June 30, 2017 and December 31, 2016 include the accounts of the Group and its wholly owned subsidiary, Coretec. The consolidated condensed statements of operations for the three and six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017 include the accounts of the Group and its wholly owned subsidiary, Coretec. The consolidated condensed statements of operations for the three and six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016 include the historical results of Coretec prior to the completion of the reverse acquisition since it was determined to be the accounting acquirer, and do not include the historical results of operations or cash flows for the Group prior to the completion of the acquisition. Intercompany transactions and balances have been eliminated in consolidation.

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

Notes payable – The fair value of the Company’s notes payable has been estimated by the Company based upon the liability’s characteristics, including interest rate. The carrying value approximates fair value.

THE CORETEC GROUP INC.

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

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Since the Closing Date of the Share Exchange on September 30, 2016 and no common stock was issued to Coretec in the reverse acquisition, the Company did not compute weighted average common shares outstanding for the periods ended June 30, 2016.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2017	2016
Options	284,166	-
Warrants	65,228	-
Series A convertible preferred stock	115,000	-
Series B convertible preferred stock	41,842,241	41,842,241
Convertible debentures	61,122,346	-
Total potentially dilutive shares	103,428,981	41,842,241

The table above for all periods has been retroactively adjusted to reflect the Reverse Split.

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

Note 4 – Share Exchange Agreement

On May 31, 2016, the Group entered into a Share Exchange Agreement with Coretec and its Members, which Members held all outstanding membership interests in Coretec. Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to the Group in exchange for the Group’s issuance of an aggregate 4,760,872 shares of the Group’s Series B Convertible Preferred Stock to the Members. Upon the closing of the Share Exchange on the Closing Date, considering any preferred stock on an “as converted” basis, approximately 65% of the Group’s issued and outstanding common stock is now owned by the former Coretec Members. The remaining 35% is held by the Group’s prior stockholders. The acquisition is treated as a “reverse acquisition” (See Note 1).

The following unaudited pro forma results for the three and six months ended June 30, 2016 summarizes the consolidated results of operations of the Company, assuming the reverse acquisition had occurred on January 1, 2016 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

	June 30, 2016
	Three Months Ended	Six Months Ended
Net revenues	$-	$-
Net loss	$(559,476)	$(851,158)

THE CORETEC GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Debentures and Notes Payable

	June 30,	December 31,
	2017	2016
Notes and debentures payable:
5.25% Insurance premium finance agreement, due June 2017	$-	$24,794
9% Promissory note due June 2017	25,341	25,341
4.75% Convertible debenture due December 2017	64,124	64,124
Total notes and debentures payable	$89,465	$114,259

Notes payable - related party:
14% Term loan due June 2018	$213,993	$213,993
14% Term loan due June 2018	576,500	440,500
14% Term loan due June 2018	400,582	399,832
7% Convertible promissory note due March 2019, net	32,967	-
7% Convertible promissory note due June 2019, net	1,233	-
Total notes payable - related party	1,225,275	1,054,325
Less current portion	(1,191,075)	-
Long term debt	$34,200	$1,054,325

5.25% Insurance premium finance agreement, due June 2017

The Company made payments of $24,794 against the insurance premium financing obligation during the six months ended June 30, 2017.

9% Promissory note due June 1, 2017

On February 21, 2017, the Group received a letter from Golden State Equity Investors, Inc. (“Golden State”), the holder of the note, extending the maturity date of the 9% promissory note to June 1, 2017 with the condition that if the Reverse Split occurred by June 1, 2017, the maturity date of the note would be further extended to April 1, 2018. The Reverse Split did not occur until June 28, 2017 and the Group is in default on the 9% note. During default, the unpaid principal balance and unpaid accrued interest will accrue interest at 14% and all unpaid principal and interest may become immediately due under the terms of the note.

The Group is currently in discussions with Golden Gate to further extend the maturity date of the note and cure the default.

14% Term loan due June 2018, related party

Mr. Victor Keen, Co-Chairman of the Board of Directors, advanced an additional $136,000 during the six months ended June 30, 2017. As of June 30, 2017, an aggregate amount of $576,500 is due to Mr. Keen under the 14% term loan. As of June 30, 2017, accrued interest related to the 14% term loan amounted to $59,945 and interest expense was $39,427 for the six months ended June 30, 2017.

As of June 30, 2017, Carlton James North Dakota Limited (“CJNDL”), a company owned by Mr. Simon Calton, Co-Chairman of the Board of Directors, has advanced $614,575 to the Company under the terms of two loans, which are included in notes payable. As of June 30, 2017, accrued interest related to the CJNDL term loans due June 2018 amounted to $93,896 and interest expense was $43,105 during the six months ended June 30, 2017.

7% Convertible promissory note due March 2019

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”). The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The accrued interest and interest expense related to the $250,000 7% Convertible Promissory Note amounted to $4,599 during the six months ended June 30, 2017. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $32,967 was amortized during the six months ended June 30, 2017.

7% Convertible promissory note due June 2019

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The accrued interest and interest expense related to the $100,000 7% Convertible Promissory Note amounted to $175 during the six months ended June 30, 2017. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $1,233 was amortized during the six months ended June 30, 2017.

THE CORETEC GROUP INC.

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

Supply Agreement

On December 13, 2016, the Company entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement is for the purchase and sale of Cyclohexasilane (“CHS“) or the “Products”) as set forth in the Supply Agreement, pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for the duration of three years from the effective date.

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

Office Lease

The Company entered into a lease agreement in June 2015 for office space in North Dakota that was canceled on April 30, 2017 with no cancellation costs paid or due. The Company has an amended office lease in Tulsa, Oklahoma that will expire on July 31, 2018.  Rent expense for operating leases was $19,500 and $14,936 for the six-month periods ended June 30, 2017 and 2016, respectively.

Note 7 – Research Grant North Dakota

The North Dakota Center of Excellence Commission awarded a funding request for Research North Dakota (“RND”) grant to NDSU Chemistry and Biochemistry in partnership with the Company. RND promotes the development and commercialization of products and processes through industry/university research partnerships. RND provides matching funds to help companies pay for the university research. The $150,000 matching grant is effective April 1, 2017 and expires on March 31, 2018. The Company shall provide for a match to State dollars of at least $1:$1. The match can be in the form of contribution directly to NDSU or cash expended by the Company on valid cost incurred in support of the project. The purpose of the grant is to improve the yield and purity of the key ingredients required for an economical synthesis of CHS, an ingredient for making a variety of commercially important silicon based materials and materials for lightweight batteries and lightweight solar cells.  There were no expenditures under the grant for the three months and six months periods  ended June 30, 2017.

Note 8 – Options Issued to Purchase Common Stock

On March 21, 2017, the Company and Mr. Michael Kraft entered into a Consulting Agreement, pursuant to which the Company granted Mr. Kraft an option to purchase from the Company $50,000 of stock at the market price on the date of the execution of the Reverse Split, which became effective on June 28, 2017. Accordingly, the $50,000 value of options calculates to 208,160 shares based upon the $0.24 closing price on June 28, 2017.

The $50,000 estimated fair value of options to purchase common stock issued in 2017 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 260.52% is based on the historical volatility of the stock. The risk-free interest rate of 1.84% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the warrants of ten years is based on historical exercise behavior and expected future experience.

Note 9 – Subsequent Events

On July 27, 2017, the Company converted the total outstanding Series B Preferred shares of 6,558,345 into Common shares totaling 41,842,241 under the terms of the Certificate of Designation of the Series B Convertible Preferred Stock.

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

This Quarterly Report on Form 10-Q includes the accounts of The Coretec Group Inc., an Oklahoma corporation, together with its wholly-owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation based in Fargo, North Dakota (individually referred to as “Coretec”). References in this Report to “we”, “our”, “us” or the “Group” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise.

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

Plan of Operation

Background:

On June 22, 2017, The Coretec Group Inc. (the “Group”) filed an Amended Certificate of Incorporation with the Secretary of State of the State of Oklahoma to change its name from “3DIcon Corporation” to “The Coretec Group Inc.”, which became effective on June 29, 2017.

The Company, formerly known as 3DIcon Corporation, was incorporated on August 11, 1995, under the laws of the State of Oklahoma. The Company’s primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

On September 30, 2016 (the “Closing Date”), we closed a transaction contemplated by a Share Exchange Agreement dated May 31, 2016 (the “Share Exchange Agreement”) with Coretec Industries, LLC (“Coretec”). Pursuant to the Share Exchange Agreement, Coretec became a wholly-owned subsidiary of the Company. Coretec was organized on June 2, 2015 in the state of North Dakota. It is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for medical, electronic, photonic, display, and lighting markets among others.

The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

•	Providing technological support to advance the refinement of CSpace image material;

•	Adding recognized expertise to the team;

•	Creating the opportunity for near-term revenue; and

•	Adding a significant portfolio of Intellectual Property.

Recent Developments

Supply Agreement

On December 13, 2016, we entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement is for the purchase and sale of Cyclohexasilane (“CHS”) as set forth in the Supply Agreement (the “Products”), pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for a period of three years.  North Dakota State University (“NDSU”) provided raw materials required to produce CHS to Gelest in January 2017. Efforts by Gelest to scale the manufacturing process for CHS are ongoing with the goal of producing up to 400 grams of material that will be available for sale to potential customers. An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity and quality of material that is being purchased. We believe this price is competitive with competing higher order silanes such as trisilane and neopentasilane while offering a number of advantages.

Research North Dakota Grant

The North Dakota Center of Excellence Commission awarded a funding request for Research North Dakota (“RND”) grant to NDSU Chemistry and Biochemistry in partnership with the Company. RND promotes the development and commercialization of products and processes through industry/university research partnerships. RND provides matching funds to help companies pay for the university research. The $150,000 matching grant is effective April 1, 2017 and expires on March 31, 2018. We shall provide for a match to State dollars of at least $1:$1. The match can be in the form of contribution directly to NDSU or cash expended by us on valid costs incurred in support of the project. The purpose of the grant is to improve the yield and purity of the key ingredients required for an economical synthesis of CHS, an ingredient for making a variety of commercially important silicon based materials and materials for lightweight batteries and lightweight solar cells.

Name Change and Reverse Stock Split

On June 22, 2017, the Company filed an Amended Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Oklahoma, to (i) change its name from “3DIcon Corporation” to “The Coretec Group Inc.” (“Name Change”) and to (ii) effect a 1-for-300 reverse stock split (“Reverse Split”). The Name Change and Reverse Split became effective with the State of Oklahoma on June 28, 2017 and with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on June 29, 2017 (“Effective Time”).

At the Effective Time, each 300 shares of the Company’s common stock, par value $.0002 per share (“Common Stock”), issued and outstanding were converted and reclassified into one share of the Company’s Common Stock. No fractional shares of the Company’s Common Stock were issued in connection with the Reverse Split. Shareholders who would otherwise be entitled to a fractional share will instead receive a new certificate rounding up their fractional share to the next nearest full share.

The Common Stock is currently quoted on OTC Pink under “CRTG”.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenue

We did not have revenue for the three-month periods ended June 30, 2017 and 2016.

Research and Development Expenses

The research and development expenses were $155,437 for the three months ended June 30, 2017, as compared to $69,451 for the three months ended June 30, 2016.  The approximate $86,000 increase was a result of the increase in activity with NDSU under the Exclusive License and the cost incurred under the SRA with NDSU of approximately $63,000 and an increase of patent amortization of approximately $23,000.

General and Administrative Expenses

Our general and administrative expenses were $315,489 for the three months ended June 30, 2017, as compared to $32,665 for the three months ended June 30, 2016.  The approximate $283,000 increase is due primarily to costs incurred of being a publicly reporting company and the related administrative expense of our combined entities. Those costs include the increase of approximately $108,000 for consultants and executive officers, $75,000 increase in stock bonuses and stock options issued, approximately $23,000 increase in legal fees, approximately $8,000 in filing fees, approximately $15,000 in insurance costs, approximately $20,000 for transfer agent fees, $5,000 for web page design and approximately $28,000 for administrative salaries and related expenses.

Interest Expense

Interest expense for the three months ended June 30, 2017 was $81,497 as compared to $6,736 for the three months ended June 30, 2016.  The approximate $75,000 increase was a result of the increase in the amount of our notes payable and debentures payable outstanding during the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Revenue

We did not have revenue for the six-month periods ended June 30, 2017 and 2016.

Research and Development Expenses

The research and development expenses were $260,807 for the six months ended June 30, 2017, as compared to $82,199 for the six months ended June 30, 2016.  The approximate increase of $179,000 was a result of the increase in activity with NDSU under the Exclusive License and the cost incurred under the SRA with NDSU of approximately $130,000, the approximately $47,000 increase of patent amortization and travel expenses of $2,000.

General and Administrative Expenses

Our general and administrative expenses were $596,820 for the six months ended June 30, 2017, as compared to $64,381 for the six months ended June 30, 2016.  The approximately $532,000 increase is due primarily to costs incurred of being a publicly reporting company and the related administrative expense of our combined entities. Those cost include the increase of approximately $187,000 for consultants and executive officers, $75,000 increase in stock bonuses and options issued, approximately $51,000 increase in legal fees, approximately $19,000 in filing fees, approximately $30,000 in insurance costs, approximately $19,000 for transfer agent fees, $12,000 for marketing and new releases, $5,000 for web page design, accounting and audit fees of $67,000 and approximately $59,000 for administrative salaries and related expenses.

Interest Expense

Interest expense for the six months ended June 30, 2017 was $123,663 as compared to $11,307 for the six months ended June 30, 2016.  The approximate $112,000 increase was a result of the increase in the amount of our notes payable and debentures payable outstanding during the period.

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

Our independent registered public accountants, in their audit report accompanying our consolidated financial statements for the year ended December 31, 2016, expressed substantial doubt about our ability to continue as a going concern due to our organization has insufficient revenues to fund development and operating expenses.

We had net cash of $5,323 at June 30, 2017.

We had negative working capital of $2,053,412 at June 30, 2017.

During the six months ended June 30, 2017, we used $457,459 of cash for operating activities, an increase of $308,628 or 207% compared to the six months ended June 30, 2016. The increase in the use of cash for operating activities was a result of an increase in the net loss of $823,403 partially offset by the increase in accounts payable and accrued liabilities of $329,627, a decrease in prepaid expenses of $51,523, and an increase in amortization expense of $80,426.

During the six months ended June 30, 2017, we gained $232 of cash from investing activities, an increase of $15,232. The increase was a net result of proceeds from sale of equipment of $2,500 and offset by the purchase of equipment of $2,268 in the six months ended June 30, 2017 and $20,000 of intangible assets purchased and the collection of $5,000 from a related party in the six months ended June 30, 2016.

We expect to fund the ongoing operations through the existing financing in place and through raising additional funds as permitted by the terms of Golden State financing.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

There is no assurance that we’ll be successful in raising additional funds on reasonable terms or that the funding will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

There has been no change in the significant accounting policies summarized in our Form 10-K for the year ended December 31, 2016, which was filed on April 14, 2017, except for the additional beneficial conversion features discussed in Note 3 in this Quarterly Report.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4.   Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

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

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 21, 2017, the Company and Mr. Michael Kraft entered into a Consulting Agreement, pursuant to which the Company granted Mr. Kraft an option to purchase from the Company $50,000 of stock at the market price on the date of the execution of the Reverse Split, which became effective on June 28, 2017. Accordingly, the $50,000 value of options calculates to 208,160 shares based upon the $0.24 closing price on June 28, 2017.

The option grants were completed pursuant to the exemptions from registration provided by, among others, Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer.

32.2	Section 1350 Certifications of Chief Financial Officer.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: August 14, 2017	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer

