Form 10-Q
period 2017-09-30
CORETEC GROUP INC.
filed 2017-11-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, the issuer had 46,781,423 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$15,813	$594
Prepaid expenses	49,459	44,854
Other intangible assets	2,778	12,778
Total current assets	68,050	58,226

Property and equipment, net	1,953	6,131

Other assets:
Patents, net	1,319,770	1,379,943
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,488,085	1,548,258
Total Assets	$1,558,088	$1,612,615

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Notes payable - related party	$1,251,075	$-
Notes and debentures payable	124,020	114,259
Accounts payable and accrued expenses	760,232	351,143
Accounts payable - related party	25,000	-
Accrued interest payable - related party	207,385	71,309
Accrued interest payable	19,916	17,615
Total current liabilities	2,387,628	554,326

Long term debt:
Notes payable - related party, net	79,311	1,054,325
Total Liabilities	2,466,939	1,608,651

Stockholders' equity (deficiency):
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding	69	69
Preferred stock, Series B convertible, $0.0002 par value, 6,600,000 shares authorized; -0- and 6,558,345 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	1,312
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 46,781,423 and 4,939,182 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	9,356	988
Additional paid-in capital	1,274,643	881,699
Accumulated deficit	(2,192,919)	(880,104)
Total Stockholders' Equity (Deficiency)	(908,851)	3,964
Total Liabilities and Stockholders' Equity (Deficiency)	$1,558,088	$1,612,615

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Income:
Revenue	$-		$-	$-		$-

Expenses:
Research and development	62,075		69,668	322,882		151,868
General and administrative	173,023		109,530	769,842		173,909
Interest	96,427		12,341	220,091		23,649

Total expenses	331,525		191,539	1,312,815		349,426

Net loss	$(331,525)		$(191,539)	$(1,312,815)		$(349,426)

Loss per share:
Basic and diluted	$(0.010)	$	N.A.	$(0.088)	$	N.A.

Weighted average shares outstanding, basic and diluted	34,826,497		N.A.	14,901,620		N.A.

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Nine Months Ended September 30, 2017

  (unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
		Par		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2016	345,000	$69	6,558,345	$1,312	4,939,182	$988	$881,699	$(880,104)	$3,964
Recognition of beneficial conversion feature	-	-	-	-	-	-	350,000	-	350,000
Series B Preferred shares converted to common shares	-	-	(6,558,345)	(1,312)	41,842,241	8,368	(7,056)	-	-
Options issued to purchase common stock	-	-	-	-	-	-	50,000	-	50,000
Net loss for the period	-	-	-	-	-	-	-	(1,312,815)	(1,312,815)
Balance September 30, 2017	345,000	$69	-	$-	46,781,423	$9,356	$1,274,643	$(2,192,919)	$(908,851)

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(1,312,815)	$(349,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	687	837
Amortization - intangible assets	70,173	3,889
Amortization - debt discount	79,311	-
Options issued for common stock	50,000	-
Loss on sale of property and equipment	3,259	-
Change in:
Prepaid expenses	(4,605)	(15,884)
Accounts payable and accrued liabilities	572,466	102,442

Net cash used in operating activities	(541,524)	(258,142)

Cash Flows from Investing Activities
Cash acquired in reverse acquisition	-	75,687
Purchase of property and equipment	(2,268)	-
Proceeds from sale of property and equipment	2,500	-
Net payments from related party	-	5,000
Purchase of intangible assets	-	(20,000)

Net cash provided by investing activities	232	60,687

Cash Flows from Financing Activities
Payments on insurance premium financing	(27,950)	-
Proceeds from notes payable	584,461	265,389
Net cash provided by financing activities	556,511	265,389

Net change in cash	15,219	67,934
Cash, beginning of period	594	8,811

Cash, end of period	$15,813	$76,745

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,402	$-
Non-Cash Investing and Financing Activities
Series B Preferred shares converted to common shares	$1,312	$-
Shares exchange transaction	$-	$884,068

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

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

The financial statements for all prior periods have been retroactively adjusted to reflect the Reverse Split which allowed the Company to have a sufficient number of common shares to convert our convertible notes, Series A and Series B Preferred shares into common shares. As a result of the reverse split, each three hundred (300) outstanding shares of pre-split common stock were automatically combined into one (1) share of post-split common stock. No fractional shares of the Company’s Common Stock were issued in connection with the Reverse Split. Shareholders who would otherwise be entitled to a fractional share will instead receive a new certificate rounding up their fractional share to the next nearest full share.  The financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stock issued and options outstanding.

The Group was incorporated on August 11, 1995, under the laws of the State of Oklahoma. The Group’s primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

Coretec Industries, LLC (“Coretec”), a wholly owned subsidiary of the Group (collectively the “Company”), was organized on June 2, 2015 in the state of North Dakota. Coretec is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for medical, electronic, photonic, display, and lighting markets among others.

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

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $2,192,919 for the period from inception (June 2, 2015) to September 30, 2017, has negative working capital of $2,319,578, and no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 include the accounts of the Group and its wholly owned subsidiary, Coretec. The condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017 include the accounts of the Group and its wholly owned subsidiary, Coretec. The condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016 include the historical results of Coretec prior to the completion of the reverse acquisition since it was determined to be the accounting acquirer, and do not include the historical results of operations or cash flows for the Group prior to the completion of the acquisition. Intercompany transactions and balances have been eliminated in consolidation.

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

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Since the Closing Date of the Share Exchange on September 30, 2016 and no common stock was issued to Coretec in the reverse acquisition, the Company did not compute weighted average common shares outstanding for the three and nine months ended September 30, 2016.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2017	2016
Options	284,071	-
Warrants	65,228	-
Series A convertible preferred stock	115,000	-
Series B convertible preferred stock	-	41,842,241
Convertible debentures	55,991,166	-
Total potentially dilutive shares	56,455,465	41,842,241

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

Note 4 – Share Exchange Agreement

On May 31, 2016, the Group entered into a Share Exchange Agreement with Coretec and its Members, which Members held all outstanding membership interests in Coretec. Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to the Group in exchange for the Group’s issuance of an aggregate 4,760,872 shares of the Group’s Series B Convertible Preferred Stock to the Members. Upon the closing of the Share Exchange on the Closing Date, considering any preferred stock on an “as converted” basis, approximately 65% of the Group’s issued and outstanding common stock is owned by the former Coretec Members. The remaining 35% is held by the Group’s prior stockholders. The acquisition is treated as a “reverse acquisition” (See Note 1).

The following unaudited pro forma results for the three and nine months ended September 30, 2016 summarizes the consolidated results of operations of the Company, assuming the reverse acquisition had occurred on January 1, 2016 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

	September 30, 2016
	Three Months Ended	Nine Months Ended
Net revenues	$-	$-
Net loss	$(404,014)	$(1,048,340)

THE CORETEC GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Debentures and Notes Payable

	September 30,	December 31,
	2017	2016
Notes and debentures payable:
5.25% Insurance premium finance agreement due June 2018 and June 2017, respectively	$34,555	$24,794
9% Promissory note due December 2017	25,341	25,341
4.75% Convertible debenture due December 2017	64,124	64,124
Total notes and debentures payable	$124,020	$114,259

Notes payable - related party:
14% Term loan due June 2018	$253,993	$213,993
14% Term loan due June 2018	596,500	440,500
14% Term loan due June 2018	400,582	399,832
7% Convertible promissory note due March 2019, net	65,577	-
7% Convertible promissory note due June 2019, net	13,734	-
Total notes payable - related party	1,330,386	1,054,325
Less current portion	(1,251,075)	-
Long term debt	$79,311	$1,054,325

5.25% Insurance premium finance agreement, due June 2018

The Company made payments of $24,794 against the insurance premium financing obligation due June 2017. The Company entered into a new financing agreement totaling $38,637  due June 2018, and made a payment of $4,082 during the nine months ended September 30, 2017.

9% Promissory note due December 31, 2017

On September 28, 2017, the Company received a letter from Golden State Equity Investors, Inc. (“Golden State”), the holder of the note, extending the maturity date of the 9% promissory note to December 31, 2017.

14% Term loans due June 2018, related party

Mr. Victor Keen, Co-Chairman of the Board of Directors, advanced an additional $156,000 during the nine months ended September 30, 2017. As of September 30, 2017, an aggregate amount of $596,500 is due to Mr. Keen under the 14% term loan. As of September 30, 2017, accrued interest related to the 14% term loan amounted to $80,571 and interest expense was $60,053 for the nine months ended September 30, 2017.

As of September 30, 2017, Carlton James North Dakota Limited (“CJNDL”), a company owned by Mr. Simon Calton, Co-Chairman of the Board of Directors, has advanced $654,575 to the Company under the terms of two loans, which are included in notes payable. As of September 30, 2017, accrued interest related to the CJNDL term loans amounted to $115,805 and interest expense was $65,015 during the nine months ended September 30, 2017.

7% Convertible promissory note due March 2019

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”). The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The accrued interest and interest expense related to the $250,000 7% Convertible Promissory Note amounted to $9,071 during the nine months ended September 30, 2017. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $65,577 was amortized during the nine months ended September 30, 2017.

7% Convertible promissory note due June 2019

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The accrued interest and interest expense related to the $100,000 7% Convertible Promissory Note amounted to $1,937 during the nine months ended September 30, 2017. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $13,734 was amortized during the nine months ended September 30, 2017.

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

North Dakota State University Foundation License Agreement

Under the terms of the Exclusive License agreement signed on June 16, 2016 with North Dakota State University Research Foundation (“NDSURF”), the Group has been unable to make timely payment and meet certain milestones in accordance with the agreement. The delinquent payments of approximately $76,000 bear interest at 18% and the related interest is approximately $4,000 as of September 30, 2017. The License Agreement is currently being renegotiated with NDSURF and all terms and milestone are being evaluated. The Group expects that the discussion will cure the default.

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

Office Lease

The Company entered into a lease agreement in June 2015 for office space in North Dakota that was canceled on April 30, 2017 with no cancellation costs paid or due. The Company has an amended office lease in Tulsa, Oklahoma that will expire on July 31, 2018.  Rent expense for operating leases was $25,000 and $17,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

Note 7 – Research Grant North Dakota

The North Dakota Center of Excellence Commission awarded a funding request for Research North Dakota (“RND”) grant to NDSU Chemistry and Biochemistry in partnership with the Company. RND promotes the development and commercialization of products and processes through industry/university research partnerships. RND provides matching funds to help companies pay for the university research. The $150,000 matching grant is effective April 1, 2017 and expires on March 31, 2018. The Company shall provide for a match to state dollars of at least $1:$1. The match can be in the form of contribution directly to NDSU or cash expended by the Company on valid cost incurred in support of the project. The purpose of the grant is to improve the yield and purity of the key ingredients required for an economical synthesis of CHS, an ingredient for making a variety of commercially important silicon based materials and materials for lightweight batteries and lightweight solar cells.  There were no expenditures under the grant for the three month and nine month periods ended September 30, 2017.

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

The $50,000 estimated fair value of option to purchase common stock issued in 2017 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 260.52% is based on the historical volatility of the stock. The risk-free interest rate of 1.84% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the option of ten years is based on historical exercise behavior and expected future experience.

Note 9 – Series B Preferred Shares

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

This Quarterly Report on Form 10-Q includes the accounts of The Coretec Group Inc., an Oklahoma corporation, together with its wholly-owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation formed in North Dakota (individually referred to as “Coretec”). References in this Report to “we”, “our”, “us” or the “Group” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise. The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Recent Developments

Supply Agreement

On December 13, 2016, we entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement is for the purchase and sale of Cyclohexasilane (“CHS”) as set forth in the Supply Agreement (the “Products”), pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for a period of three years.  North Dakota State University (“NDSU”) provided raw materials required to produce CHS to Gelest in January 2017. Efforts by Gelest to scale the manufacturing process for CHS are ongoing with the goal of producing up to 400 grams of material that will be available for sale to potential customers. An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity and quality of material that is being purchased. We believe this price is competitive with higher order silanes such as trisilane and neopentasilane while offering a number of advantages.

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

At the Effective Time, each 300 shares of the Company’s common stock, par value $.0002 per share (“Common Stock”), issued and outstanding were converted and reclassified into one share of the Company’s Common Stock. No fractional shares of the Company’s Common Stock were issued in connection with the Reverse Split. Shareholders who would otherwise be entitled to a fractional share received a new certificate rounding up their fractional share to the next nearest full share.

The Common Stock is currently quoted on OTC Pink under “CRTG”.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenue

We did not have revenue for the three-month periods ended September 30, 2017 and 2016.

Research and Development Expenses

The research and development expenses were $62,075 for the three months ended September 30, 2017, as compared to $69,668 for the three months ended September 30, 2016.  The approximate $7,600 decrease was a net result of the decrease in activity with NDSU under the Exclusive License and the cost incurred under the Sponsored Research Agreement (“SRA”) with NDSU of approximately $31,000 and an increase of patent amortization of approximately $23,400.

General and Administrative Expenses

Our general and administrative expenses were $173,023 for the three months ended September 30, 2017, as compared to $109,530 for the three months ended September 30, 2016.  The approximate $64,000 net increase is due primarily to the increased costs incurred of being a publicly reporting company and the related administrative expense of our combined entities. Those costs include an increase of approximately $28,000 for consultants and executive officers, approximately $4,800 increase in legal fees, approximately $14,300 in insurance costs, approximately $1,800 for transfer agent fees, approximately $3,000 for computer services and approximately $17,000 for administrative salaries and related expenses. The increases were partially offset by a decrease in audit fees of approximately $5,000.

Interest Expense

Interest expense for the three months ended September 30, 2017 was $96,427 as compared to $12,341 for the three months ended September 30, 2016.  The approximate $84,000 increase was a result of the increase in the amount of our notes payable and debentures payable outstanding during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Revenue

We did not have revenue for the nine-month periods ended September 30, 2017 and 2016.

Research and Development Expenses

The research and development expenses were $322,882 for the nine months ended September 30, 2017, as compared to $151,868 for the nine months ended September 30, 2016.  The approximate increase of $171,000 was a result of the increase in activity with NDSU under the Exclusive License and the cost incurred under the SRA with NDSU of approximately $104,000, approximately $64,000 increase in patent amortization and travel expenses of approximately $3,000.

General and Administrative Expenses

Our general and administrative expenses were $769,842 for the nine months ended September 30, 2017, as compared to $173,909 for the nine months ended September 30, 2016.  The approximately $596,000 increase is due primarily to costs incurred of being a publicly reporting company and the related administrative expense of our combined entities. Those cost include the increase of approximately $195,000 for consultants and executive officers, $75,000 increase in stock bonuses and options issued, approximately $55,000 increase in legal fees, approximately $26,000 in filing fees, approximately $44,000 in insurance costs, approximately $20,000 for transfer agent fees, $5,000 for web page design, accounting and audit fees of $62,000, approximately $22,000 for marketing and news releases, approximately $8,000 in rent expense, $5,000 increase in telephone expense, $6,500 increase in office supplies, $11,000 increase in computer and internet expense, $8,000 increase in outside services related to shareholder conferences, and approximately $51,000 for administrative salaries and related expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2017 was $220,091 as compared to $23,649 for the nine months ended September 30, 2016.  The approximate $196,000 increase was a result of the increase in the amount of our notes payable and debentures payable outstanding during the period.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services whenever possible. The operating budget consists of the following expenses:

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

Our independent registered public accountants, in their audit report accompanying our consolidated financial statements for the year ended December 31, 2016, expressed substantial doubt about our ability to continue as a going concern due to our organization having insufficient revenues to fund development and operating expenses.

We had net cash of $15,813 at September 30, 2017.

We had negative working capital of $2,319,578 at September 30, 2017.

During the nine months ended September 30, 2017, we used $541,524 of cash for operating activities, an increase of $283,382 or 110% compared to the nine months ended September 30, 2016. The increase in the use of cash for operating activities was a result of an increase in the net loss of $963,389 partially offset by an increase in accounts payable and accrued liabilities of $470,024, an increase in prepaid expenses of $11,279, an increase in options issued for common stock of $50,000 and an increase in amortization expense of $145,595.

During the nine months ended September 30, 2017, we gained $232 of cash from investing activities, a decrease of $60,445. The decrease was a net result of proceeds from sale of equipment of $2,500 offset by the purchase of equipment of $2,268 in the nine months ended September 30, 2017, and $20,000 of intangible assets purchased, $5,000 collected from a related party and the $75,687 of cash acquired in the reverse acquisition in the nine months ended September 30, 2016.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

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

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

THE CORETEC GROUP INC.

Date: November 14, 2017	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer