Form 10-K
period 2017-12-31
CORETEC GROUP INC.
filed 2018-04-02
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Yes  ☐  No   ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes   ☒  No    ☐

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2017 was $1,305,040.

As of April 2, 2018, the issuer had 67,582,970 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

This Annual Report on Form 10-K includes the accounts of The Coretec Group Inc. (individually referred to as “the Group”), an Oklahoma corporation, together with its wholly-owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation based in Fargo, North Dakota (individually referred to as “Coretec”). References in this Report to “we”, “our”, “us” or the “Company” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1. BUSINESS

Organizational History

On June 22, 2017, The Coretec Group Inc. (the “Group” or the “Company”) filed an Amended Certificate of Incorporation with the Secretary of State of the State of Oklahoma to change its name from “3DIcon Corporation” to “The Coretec Group Inc.”, which became effective on June 29, 2017.

The Group, formerly known as 3DIcon Corporation, was incorporated on August 11, 1995, under the laws of the State of Oklahoma. Prior to the September 30, 2016, the day we closed a transaction contemplated by the Share Exchange Agreement (as defined below), the Group’s primary activity had been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

On September 30, 2016 (the “Closing Date”), we closed a transaction contemplated by a Share Exchange Agreement dated May 31, 2016 (the “Share Exchange Agreement”) with Coretec, and four Coretec members (the “Members”), which Members held all outstanding membership interests in Coretec. Pursuant to the Share Exchange Agreement, Coretec became a wholly-owned subsidiary of the Group, and the Group issued an aggregate 15,870 post-split shares of the Group’s Series B Convertible Preferred Stock to the Members, resulting in their collective beneficial ownership of approximately 65% of the Group’s common stock on a fully-diluted basis, which shares were subject to a one-year lock up agreement. The Series B Convertible Preferred Stock was convertible into 1,914 shares, or an aggregate of 30,374,363 post-shares of common stock. Since the parties agreed and acknowledged that such conversion shares were not available for issuance, the Group agreed to take action to proceed in good faith to cause a corporate action that allowed the Group to issue such conversion shares (the “Capitalization Adjustment”). In the event that the Capitalization Adjustment was not completed by May 30, 2017, the Members had an option, but not the obligation, to rescind the Share Exchange Agreement by surrendering for cancellation all consideration paid by the Group and the Group returning all membership interests in Coretec. The Capitalization Adjustment was completed on June 28, 2017 with the completion of a reverse stock split and the Share Exchange Agreement was not rescinded.

Background of the Share Exchange Agreement.

As discussed above, on the Closing Date, we closed a transaction contemplated by the Share Exchange Agreement, pursuant to which Coretec became a wholly-owned subsidiary of the Group. Coretec was organized on June 2, 2015 in the state of North Dakota. It is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for medical, electronic, photonic, display, and lighting markets among others. The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

●	Providing technological support to advance the refinement of CSpace® image material;
●	Adding recognized expertise to the team;
●	Creating the opportunity for near-term revenue;
●	Adding a significant portfolio of Intellectual Property (IP); and
●	Drug delivery

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

We also see longer term potential in several emerging markets where there are opportunities in the conversion of CHS into nanoparticles and nanowires for use in such emerging, high-growth markets as:

●	Energy storage
●	Solid state lighting
●	Authentication of critical documentation
●	Printable electronics
●	Building-integrated solar energy

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

Enhancement of CSpace. A key challenge in the development of CSpace® has been the development of the material to be used for the image chamber. The Company had been exploring a variety of glass alternatives under a Joint Development Agreement with Schott Defense, a global leader in specialty glass materials. While progress continued to be made, it was concluded that limitations remained, primarily in weight and cost.

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

Near-Term Revenue Opportunities. Opportunities for near-term revenue continue to be explored in battery and microelectronic markets. Interest in the use of silicon in Li-ion batteries continues to increase driven by the growing demand for electrical vehicles and home energy storage systems for backup power. Discussions are ongoing with suppliers of Li-ion battery anode materials that are seeking next generation materials to further increase performance while improving lifetime, safety and reliability. We believe these suppliers will be well positioned to take advantage of the benefits provided by CHS when combined as a liquid with other powder-based materials. While we believe the use of CHS in Li-ion batteries will provide near term revenue, we also continue to explore revenue opportunities in microelectronics and especially those early adopter markets where advanced microelectronics are being developed in lower volumes and with less price sensitivity.

Recent Developments.

Supply Agreement

On December 13, 2016, we entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement is for the purchase and sale of CHS as set forth in the Supply Agreement (the “Products”), pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for a period of three years.  NDSU provided raw materials required to produce CHS to Gelest in January 2017. Efforts by Gelest to scale the manufacturing process for CHS are ongoing with the goal of producing up to 400 grams of material that will be available for sale to potential customers. An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity and quality of material that is being purchased. We believe this price is competitive with competing higher order silanes such as trisilane and neopentasilane while offering a number of advantages.

 Research North Dakota Grant

The North Dakota Center of Excellence Commission awarded a funding request for Research North Dakota (“RND”) grant to NDSU Chemistry and Biochemistry in partnership with the Company. RND promotes the development and commercialization of products and processes through industry/university research partnerships. RND provides matching funds to help companies pay for the university research. The $150,000 matching grant was effective April 1, 2017 and expired on March 31, 2018. We shall provide for a match to State dollars of at least $1:$1. The match can be in the form of contribution directly to NDSU or cash expended by us on valid costs incurred in support of the project. The purpose of the grant is to improve the yield and purity of the key ingredients required for an economical synthesis of CHS, an ingredient for making a variety of commercially important silicon-based materials and materials for lightweight batteries and lightweight solar cells.

Name Change and Reverse Stock Split

On June 22, 2017, the Group filed an Amended Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Oklahoma, to (i) change its name from “3DIcon Corporation” to “The Coretec Group Inc.” (“Name Change”) and to (ii) effect a 1-for-300 reverse stock split (“Reverse Split”). The Name Change and Reverse Split became effective with the State of Oklahoma on June 28, 2017 and with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on June 29, 2017 (“Effective Time”).

At the Effective Time, each 300 shares of the Group’s common stock, par value $.0002 per share (“Common Stock”), issued and outstanding were converted and reclassified into one share of the Group’s Common Stock. No fractional shares of the Group’s Common Stock were issued in connection with the Reverse Split. Shareholders who would otherwise be entitled to a fractional share received a new certificate rounding up their fractional share to the next nearest full share.

The Common Stock is currently quoted on OTC Pink under “CRTG”.

Overview of Business

Coretec Business

Coretec Industries LLC, a North Dakota limited liability company based in Fargo, was established in 2015 to create technology-based solutions (products and services) that address energy-related market needs globally. Coretec was founded by three corporate entities: EOS Management LLC, Carlton James North Dakota, Ltd., and ChymaTek Energy Solutions, LLC. Principals supporting the business include Simon Calton, and Ronald Dombrowski. The principals have combined expertise in forming and managing technology-based startups, fundraising, sales, and marketing. They are advised by Ramez Elgammal, VP of Technology, an expert in silicon chemistry and Doug Freitag, Chairman of our Advisory Board, an expert in the application of Si materials and Federal business development.

Coretec’s business model is to identify and commercialize disruptive technologies in silicon and 3D visualization serving advanced technology markets in support of global grand challenges in health, environment, security and energy. Sources of disruptive technology are licensed technology created by major universities, institutes, national laboratories and other research centers. Where technology does not already exist, research is to be sponsored and jointly developed with our customers. The initial candidates for commercialization center around CHS, and a source of this technology includes silicon technologies developed by the group of Dr. Philip Boudjouk at NDSU. CHS technologies include methods to produce and process cyclohexasilane (Si6H12), “stacked” polysilane ((R2Si)n) and their alloys with various dopants into liquid silane, Si, silicon nitride, and SiC thin films, Si nanowires and Si QDs. Future technologies will include high refractive index siloxane polymers (HRISP).

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

Coretec Overview

Coretec is developing, testing, and providing new and/or improved technologies and resulting product solutions for energy-related industries including, but not limited to oil/gas, renewable energy, energy conservation, and distributed energy industries. Many of these technologies and resulting product solutions also have application to the broader markets of anti-counterfeit packaging, medical devices, electronics, photonics, and displays. The initial technologies and product solutions are based on new innovations in cyclohexasilane (Si6H12), Si QDs, “stacked” polysilane ((R2Si)n), their alloys with various dopants, and in the future, high refractive index siloxane polymers (HRISP). Early adoption of these technologies and resulting product solutions is anticipated in markets for energy storage (Li-ion batteries), solid-state lighting (LEDs), solar energy (BIPV) and printable electronics (Asset Monitoring).

Coretec was founded by three corporate entities:

●	EOS Management LLC
o	Expertise and experience in equipment and services for oil/gas industry.

●	Carlton James North Dakota Ltd.
o	Expertise and experience in procuring and managing investments and financial services.

●	ChymaTek Energy Solutions LLC
o	Expertise and experience in R&D and commercialization of material and chemical technologies.

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

●

joint ventures or other business collaborations with Coretec’s joint development partners who can manufacture, market and sell new or improved products (based upon Coretec’s technologies and IP) into existing or new supply chains (that the partner company/companies already have an established, significant presence or can capture and grow market share); or

●	manufacturing, marketing and selling its own products; or

●	creating “exit strategies” such as:
o	sale of one or more technologies and IP to the private sector;
o	license and/or sublicense one or more technologies and IP to the private sector; or
o	other business transactions, e.g., merger, acquisition, spinoffs.

Research & Development

Coretec’s priorities for R&D and commercialization are customer/market-driven and guided by the needs and specifications of the energy-related industries served. Identified customer/market-driven opportunities include:

●	New and novel silicon-based materials that facilitate “greener” more eco-friendly energy production, including:

o	lower cost, longer life, higher capacity battery energy storage systems, e.g., Li-ion batteries (LiBs), for use in transportation and distributed power generation systems;
o	more aesthetically appealing, lower cost building integrated photovoltaics (BIPV); and
o

flexible and/or printable electronics for use in monitoring the condition of distributed or remote assets, e.g., wind power and embedded, wireless sensors to detect corrosion and other changes in pipelines.

●

New and novel silicon-based materials that facilitate “greener” more energy efficient products, including encapsulation of high brightness LEDs to improve light extraction and solar cells to improve full spectrum light collection;

●

New and novel silicon-based materials that facilitate more efficient and eco-friendly exploration and monitoring of distributed energy industries, including imaging materials for visualizing oil and gas exploration and distribution data using volumetric 3D displays; and

●

New and novel silicon-based materials that prevent illegal imitation or reproduction of a product or service used within energy-related industries, including trusted supply (anti-counterfeit packaging) products for supply chain assurance, currency, identity documents, lottery tickets, etc.

Future Revenue

In the future, we foresee revenue coming from one or more business transactions such as:

●

sale of Coretec’s novel silicon-based materials that improve or otherwise enhance performance of various products, e.g., Li-ion batteries, electronics, PV/solar cells, and displays and/or other optical-based devices;

●	a share of the revenue coming from the sale of jointly developed product(s) and/or from one or more joint ventures with strategic partners; and/or

●	sale of technology/technologies and associated IP to joint development partners or other companies.

Gelest Supply Agreement

Pursuant to our Supply Agreement with Gelest we agreed to use Gelest as a primary source to manufacture our CHS Products for a period of three years.  The Supply Agreement provides us the opportunity to scale the manufacturing process for CHS and with the initial goal of producing up to 400 grams of material that will be available for sale to potential customers. An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity and quality of material that is being purchased. We believe this price for prototype material is competitive with competing higher order silanes such as trisilane and neopentasilane while offering a number of competitive advantages.

Competition

Based on our market research and competitive analysis, we have concluded that our CHS technology is unique and provides an advantage in that it should allow 1) production at high yields at low cost using readily available raw materials, 2) storage, transport and use as a liquid at room temperature 3) processing of the liquid into fibers, particles, and films that when heated forms silicon, and 4) the simple addition of dopants to the liquid at an atomic level that when heated forms doped silicon. Competing silanes provided by numerous manufacturers exist as a gas at room temperature and are explosive resulting in greater cost during storage, handling, transportation and use. Our closest competitor is cyclopentasilane which exists as a gas at room temperature and has proven costly and difficult to manufacture. Other competitors exist in specific applications. For example, graphene and carbon nanotubes are potential competitors in printable electronics but are only now emerging and require purification that is proving costly.

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

Licensing rights include: worldwide, royalty-bearing, exclusive, perpetual rights, with the right to sublicense without restrictions for the duration of the applicable issued patents or those patent claims licensable by NDSU Research Foundation and to exercise all due rights thereto including, but not limited to, make, have made, use, offer to sell, sell, import, and otherwise transfer specified technologies and associated intellectual property and any and all derivative works thereof for the fields of use in:

●	energy generation and related applications (e.g., PV/solar, etc.)
●	energy storage and related applications (e.g., batteries, etc.)
●	printable/flexible electronics of any and all kinds
●	displays, lighting, lasers, medical imaging and related applications (etc. OLED, LEDs, x-ray imaging, radiation detection, etc.)
●	other devices, sensors, etc. utilizing silicon in any composition, form or type whatsoever.

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

These licensed patents and patent applications (and other, related intellectual property including know-how, show-how, and trade secrets) concern various chemical compositions such as silanes (compounds containing a Si-H bond) and other silicon-based materials including, but not limited to, cyclohexasilane (“Si6H12” or “CHS”) and related dianion salt, various “doped” derivatives of Si6H12, and “stacked” polysilanes. These novel materials and processes will be used to produce new or improved energy storage (Li-ion batteries), solid-state lighting (LEDs), solar energy (BIPV), printable electronics (Asset Monitoring) and other commercially important products and applications.

Company Business

The Company is developing a patented volumetric 3D display technology that was developed by and with the University of Oklahoma (the “University”) under an SRA. The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

On May 26, 2009, the United States Patent and Trademark Office ("USPTO") approved the patent called "Volumetric Liquid Crystal Display" for rendering a three-dimensional image and converted it to U.S. patent No. 7,537,345. On December 28, 2010, USPTO approved the patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913. On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe the foundation of what is called CSpace® technology (“CSpace”).

Company Overview

The Company intends to commercialize the CSpace volumetric 3D technology through a combination of government funded research and development contracts, joint development agreements with industry partners and technology licensing agreements for high value applications in military planning, cyber data analysis, battlespace visualization, oil and gas exploration and medical imaging.

Commercialization Strategy and Target Applications

The Company plans to commercialize the CSpace volumetric 3D technology through customer funded research and development contracts and technology licensing agreements for high value applications like air traffic control, design visualization, and medical imaging. The Company plans to develop products for contract engineering and with joint development customers. At this time the Company does not have any commercialized products and does not plan to develop its own products based on the CSpace technology due to the high value / low volume nature of the best-fit initial applications for this technology. These applications include but are not limited to the following:

●	Healthcare (diagnostics, surgical planning, training, telemedicine, biosurveillance);
●	Cyber security data visualization;
●	Military (operational planning, training, modeling and simulation, battlespace awareness, damage assessment, autonomous piloting);
●	Physical security (passenger, luggage & cargo screening);
●	Mining, oil & gas exploration; or
●	Meteorological and oceanographic data visualization.

Competition

Based on our market research and competitive analysis to date, we have concluded that the CSpace volumetric technology is unique and advantaged versus other 3D technologies in that it can deliver both 1) a true 360 degree viewing experience for multiple simultaneous users, and 2) high image quality, high reliability and large image size. Rear projection 3D displays such as those from Zecotek, Setred, and EuroLCDs (formerly LC Tech LightSpace) do not provide a 360-degree viewing experience and are typically limited to one or two users. Early proof of concept work done on infrared active phosphor displays by 3D Display Laboratories proved to not be scalable due to limited phosphor persistence and vector scanning limitations. While holographic and light field displays show promise, they do not deliver a true 360-degree viewing experience and cost effective multiple user systems do not appear feasible due to current and expected pixel density, data bandwidth and compute power limitations.

History of 3D Technology Research and Development at the University of Oklahoma

Beginning in 2007 the University, under an SRA with the Company, undertook the development of high potential 3D display technologies.

It is anticipated that Coretec’s technology will play a key role in the continued development of an image space material for CSpace.

Intellectual Property History, Status and Rights

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

In addition, the Company owns exclusively two U.S. patents as noted below.

Key Patents Exclusively Licensed to the Company from the University of Oklahoma:

United States Patents Granted

●	“3D Volumetric Display” - 8,247,755, August 21, 2012
●	“3DLight Surface Display” - 8,075,139, December 13, 2011
●	“Light Surface Display for Rendering a Three-Dimensional Image” - 7,858,913, December 28, 2010
●	“Volumetric Liquid Crystal Display”- 7,537,345, May 26, 2009
●	“Computer System with Digital Micromirror Device” – 8,487,865, July 16, 2014

International Patents Granted-Japan

●	“Light Surface Display for Rendering a Three-Dimensional Image” - Japanese Patent Number 5,594,718, August 15, 2014

International Patents Pending-Europe

●	“Light Surface Display for Rendering a Three-Dimensional Image” - European Application Number EP07755984, filed April 25, 2007

Key Patents Exclusively Owned by the Company:

●	“Ultra High-Resolution Volumetric Three-Dimensional Display” - 9,423,682, August 23, 2016
●	“Hloform 3D Projection Display” - 2014/02680162A1, September 18, 2014

Employees

We had three employees as of March 31, 2018: Mr. Michael Kraft, Chief Executive Officer, Mr. Ronald Robinson, Chief Financial Officer and Ms. Judith Keating, Company Secretary and Director of Investor Relations. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Businesses

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $2,593,337 for the period from inception (June 2, 2015) to December 31, 2017. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

We may be unable to successfully integrate and develop the vertical synergies anticipated by or complete all obligations under the Share Exchange Agreement.

Integration of the Group and Coretec may be a complex, time-consuming and costly process requiring the employment of additional personnel, including key management and accounting personnel. Additionally, the integration of the Group and Coretec businesses may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Unanticipated problems, delays, costs or liabilities may also be encountered in the development of these businesses. Failure to successfully and fully integrate and develop these businesses and operations may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger combined organization;

•	coordinating geographically disparate organizations, systems and facilities;

•	consolidating corporate technological and administrative functions;

•	integrating internal controls and other corporate governance matters;

•	the diversion of management’s attention from other business concerns;

•	hiring additional management and other critical personnel; and

•	potential environmental or regulatory liabilities and title problems.

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

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities require operating permits that are subject to renewal and, in some circumstances, revocation. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment.

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

Our ability to meet customer demands also depends on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical resources, such as lithium aluminum hydride, other specialized chemicals or energy or other general supplier disruptions. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material negative impact on our business, financial condition and results of operations.

If we do not keep pace with technological innovations, our future products may not remain competitive and our operating results may suffer.

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

The process of developing new highly technical products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to achieve and meet our target specifications in the development of the second and third generation CSpace laboratory prototypes, we could lose market position and customers to our competitors and that could have a material adverse effect on our results of operations and financial condition.

We may not be able to secure the customer funding necessary to develop the CSpace Trade Show Prototype.

An important part of our business strategy moving forward is the development of our Lab Proto 3.  While we believe this prototype will enable us to secure customer funded development contracts whereby our customer would provide part or all of the funding necessary to develop products for or with the customer and to secure technology licensing agreements, there can be no assurances that this will occur.  If we are unable to secure customer funded development contracts, we will likely not be able to develop our CSpace Trade Show Prototype.  Without the CSpace Trade Show Prototype we will not be able to successfully implement our business strategy for our volumetric 3D Display products, which could cause harm to our competitive position and financial condition.

We may not be able to successfully license the CSpace technology to customers.

A significant portion of our expected future revenues will be generated through licensing our CSpace technology to third parties such as Boeing, Lockheed Martin, Siemens, and General Electric.  However, there is no guarantee we will be able to successfully license our CSpace technology to such companies or to other third parties.  If we fail to successfully license our CSpace technology, it could negatively impact our revenue stream and financial condition.

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

In addition, the development efforts of the Company and the University on the 3D technology are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. Our success will depend upon the ultimate products and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. The proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these may not meet applicable price or performance objectives. Unanticipated technical or other problems may occur which would result in increased costs or material delays in their development or commercialization.

If we are unable to successfully retain existing management and recruit qualified personnel having experience in our business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued services of our Board of Directors, management officers and other technical advisors.  Our success also depends on our ability to attract and retain other key executive officers. As of March 31, 2018, we had only three employees. If we are unable to successfully retain existing management and recruit qualified personnel having experience in our business, we may not be able to continue our operations.

There is substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2017, we had a working capital deficiency of $1,904,514. We believe these conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing. Our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we have insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. As of March 31, 2018, we require approximately $1.6 million of additional funds through December 2018 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Outside the patents and pending patent applications directly granted to us or in-licensed to us, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technologies that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites that we do not control, the value of our trade secrets and technical know-how would be diminished.

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

 As of December 31, 2017, and pursuant to the NDSU/RF Agreement, Coretec was in arrears on certain payment obligations in the amount of $139,800.  Accordingly, as of December 31, 2017, Coretec would be considered in default under the NDSU/RF Agreement, because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the NDSU/RF Agreement, including an option to terminate the agreement if we do not cure the default within 10 business days after receiving written notice by NDSU/RF.  Although NDSU/RF provided a written notice on or around February 7, 2018, NDSU/RF subsequently retracted the notice and agreed to forbear from enforcing any defaults prior to March 30, 2018.  Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the NDSU/RF Agreement. In connection with such objective, Coretec expects to send NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default.  As of the date of this report, there have been no legal proceedings initiated in connection with the NDSU/RF Agreement.  However, no assurances can be made that the active communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.

If we were to default under the license agreement, then our rights to NDSU’s intellectual property would be extinguished and we would lose all rights to operate the areas of our business that rely upon NDSU’s intellectual property. In such an event, we would effectively be required to cease our cyclohexasilane-based business operations unless we were able to (i) re-obtain licensing with NDSU; (ii) obtain other means, if any, to license or use cyclohexasilane-based intellectual property; (iii) obtain necessary cyclohexasilane-based materials elsewhere; and/or (iv) invest in developing its own, or in joint development with other parties, intellectual property and cyclohexasilane-based or related silicon-based materials, although no assurances can be made that such options or opportunities exist or, if such options do exist, no assurances can be made that acting upon such options or opportunities would not constitute an infringement upon NDSU’s or other parties’ intellectual property or be as successful alternative to licensing NDSU’s intellectual property.

Risks Relating to Our Current Financing Arrangements:

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 25, 2018, we had 67,582,970 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 102,712,520 shares of common stock at current market prices. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors ("Golden State") to purchase 61 shares of common stock at an exercise price of $114,450. The sale of the shares underlying the convertible debentures and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. Additionally, as of March 26, 2018, we have 1,432,417,030 unissued authorized shares available.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the number of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debenture (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $63,900 and market prices 25%, 50% and 75% below the market price as of March 26, 2018 of $0.095.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable (1)	Stock
25%	$0.713	$0.570	123,108,078	182%
50%	$0.475	$0.380	184,982,740	274%
75%	$0.238	$0.190	370,606,727	548%

(1) Shares issuable exclude 61 shares underlying the remaining warrants exercisable at $114,450 per share.

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

So long as the market price of our stock is below $1,200, the issuance of shares in connection with the conversion of the $100,000 convertible debenture results in the issuance of shares at an effective 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The issuance of shares upon conversion of outstanding Series A Stock, the convertible debentures or the exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of our outstanding Series A Convertible Preferred Stock, convertible debentures and exercise of warrants would result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although Golden State may not convert its convertible debenture and/or exercise their warrants if such conversion or exercise would cause it to own more than 9.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and selling some of their holdings and then converting the rest of their holdings. In this way, assuming the market price remains at a level acceptable to the selling stockholders, the selling stockholders could continue on a "conversion-sell-conversion" trend while never holding more than 9.9% of our common stock. Further, under the convertible debenture there is theoretically no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

If we are unable to issue shares of common stock upon conversion of the convertible debenture as a result of our inability to increase our authorized shares of common stock or as a result of any other reason, we are required to:

•

Make payments to Golden State for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed;

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person's account for transactions in penny stocks; and

●	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

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

Our common stock is quoted on the OTC Pink marketplace under the symbol “CRTG”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

2017 Fiscal Year

	High	Low
First Quarter ended March 31, 2017	$0.57	$0.21
Second Quarter ended June 30, 2017	$0.80	$0.02
Third Quarter ended September 30, 2017	$0.45	$0.15
Fourth Quarter ended December 31, 2017	$0.37	$0.07

2016 Fiscal Year

	High	Low
First Quarter ended March 31, 2016	$0.15	$0.06
Second Quarter ended June 30, 2016	$0.54	$0.09
Third Quarter ended September 30, 2016	$0.36	$0.09
Fourth Quarter ended December 31, 2016	$0.42	$0.12

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 26, 2018, we had approximately 5,200 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Equity Compensation Plan Information

We have three stock-based compensation plans, the 2014 Equity Incentive Plan, the 2015 Equity Incentive Plan and the 2018 Equity Incentive Plan, together referred to herein as the “Stock Plans.” As of April 2, 2018, 2,950,262 options to purchase our common stock were issued and outstanding under the Stock Plans with a weighted-average price of $0.63.

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
Plan category	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders:

2014 Plan	50,000,000	$0.63	750,103
2015 Plan	85,000,000	0.63	142,244
2018 Plan	15,000,000	0.63	15,000,000
Total	150,000,000	$0.63	15,892,347

Recent Sales of Unregistered Securities

On November 15, 2017, the Company conducted a private placement with an accredited investor and related party, Victor Keen, Co-Chairman of the Board of Directors of the Company, pursuant to which it sold 20,000,000 shares of common stock for a purchase price of $750,000.

Simultaneously, the Company issued an option to purchase an aggregate of 2,666,667 shares of common stock to a third-party accredited investor as an inducement to provide Victor Keen with a personal loan, the proceeds from which Victor Keen used to partially fund his purchase of the shares.

The option is exercisable, at any time on or after the initial issuance date, at an exercise price of $0.0375 per share, subject to adjustment, and expires one year from the date of issuance.

The $750,000 in proceeds received for the common stock issued and the option to purchase common stock were recorded using the relative fair value method under the guidance in ASC 470-20-25-2. The fair value of the 20,000,000 shares of common stock issued was determined using the quoted closing price of $0.28 and the option was valued based on the Black Scholes valuation on November 15, 2017 of $714,719. Based on the proportion of the fair values to the sum of the fair values of the common stock and the option, $665,113 (89%) was allocated to the common stock and $84,887 (11%) was allocated to the option.

The $714,719 estimated fair value of option to purchase common stock issued in November 2017 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 300.18% is based on the historical volatility of the stock. The risk-free interest rate of 1.55% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the option of one year is based on the historical exercise behavior and expected future experience.

The Company issued an aggregate of 522,924 shares of the Company’s common stock on February 15, 2018. The Company had agreed to issue to certain consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, shares of common stock in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $71,880 owed by the Company to the Recipients. Among the Recipients were (i) Doug Freitag, the Company’s former Chief Executive Officer, who received 322,154 shares of common stock in satisfaction of $41,880 owed to him for services he provided to the Company; (ii) Concordia Financial Group, the Company’s financial consultant, who received 230,770 shares of common stock satisfaction of $30,000 owed for services provided to the Company under the terms of the independent consulting agreement (the “Independent Consulting Agreement”).

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Report.

Plan of Operation

Background:

From June 2, 2015 (inception), our wholly owned subsidiary, Coretec Industries, LLC, aimed to create technology-based solutions (products and services) that address energy-related market needs globally. Leveraging the expertise of its management in forming and managing technology based startups, funding raising, sales, and marketing. They are advised by Dr. Philip Boudjouk, an expert in silicon (“Si”) chemistry and Doug Freitag, an expert in the application of Si materials and Federal business development.

On June 22, 2017, the Group filed an Amended Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Oklahoma, to (i) change its name from “3DIcon Corporation” to “The Coretec Group Inc.” and to (ii) effect a 1-for-300 reverse stock split. The Name Change and Reverse Split became effective with the State of Oklahoma on June 28, 2017 and with FINRA on June 29, 2017.

The Group was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. On July 15, 2005, the Group entered into a Sponsored Research Agreement (“SRA”) with the University of Oklahoma (the “University” or “OU”), which expired on January 14, 2007, under which they conducted a research project entitled "Investigation of 3-Dimensional Display Technologies”. On February 23, 2007, they entered into an SRA with the University, which expired on March 31, 2010, under which they conducted a research project entitled "3-Dimensional Display Development". The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, the Group has obtained the exclusive worldwide marketing rights to these 3D display technologies.

On September 30, 2016 we closed a transaction contemplated by the Share Exchange Agreement with Coretec, pursuant to which Coretec became a wholly-owned subsidiary of the Group. The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

●	Providing technological support to advance the refinement of CSpace image material;
●	Adding recognized expertise to the team;
●	Creating the opportunity for near-term revenue; and
●	Adding a significant portfolio of Intellectual Property.

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

The Company also sees longer term potential in several emerging markets where there are opportunities in the conversion of CHS into nanoparticles and nanowires for use in such emerging, high-growth markets as:

●	Energy storage
●	Solid state lighting
●	Authentication of critical documentation
●	Printable electronics
●	Building-integrated solar energy
●	Drug delivery

Coretec’s IP portfolio of silicon-based materials will be accessible to the Company as a result of the signing of an exclusive, global licensing agreement (the “License”) between Coretec and the NDSU Research Foundation (“NDSU/RF”) in June 2016.

The License provides access to 11 existing and three pending patents representing the global intellectual property around this silicon-based technology for all of these markets.

Enhancement of CSpace. A key challenge in the development of CSpace® has been the development of the material to be used for the image chamber. The Company had been exploring a variety of glass alternatives under a Joint Development Agreement with Schott Defense, a global leader in specialty glass materials, but it was concluded that limitations remained, primarily in weight and cost.

A key virtue of having access to the Coretec IP portfolio of Silicon-based materials is that the Company can now use all of the manufacturing infrastructure and knowledge that’s available for optical plastics for the CSpace® image chamber. The benefit to CSpace® is that we can now mold the material into a broad range of shapes that is much lighter and much lower in cost than the glass material we worked with before. While this approach is being explored, alternative approaches continue to be considered.

Near-Term Revenue Opportunities. Opportunities for near-term revenue continue to be explored in battery and microelectronic markets. Interest in the use of silicon in Li-ion batteries continues to increase driven by the growing demand for electrical vehicles and home energy storage systems for backup power. Discussions are ongoing with suppliers of Li-ion battery anode materials that are seeking next generation materials to further increase performance while improving lifetime, safety and reliability. We believe these suppliers will be well positioned to take advantage of the benefits provided by CHS when combined as a liquid with other powder-based materials. While we believe the use of CHS in Li-ion batteries will provide near term revenue, we also continue to explore revenue opportunities in microelectronics and especially those early adopter markets where advanced microelectronics are being developed in lower volumes and with less price sensitivity.

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

Research North Dakota Grant

The North Dakota Center of Excellence Commission awarded a funding request for Research North Dakota (“RND”) grant to NDSU Chemistry and Biochemistry in partnership with the Company. RND promotes the development and commercialization of products and processes through industry/university research partnerships. RND provides matching funds to help companies pay for the university research. The $150,000 matching grant is effective April 1, 2017 and expired on March 31, 2018. We shall provide for a match to State dollars of at least $1:$1. The match can be in the form of contribution directly to NDSU or cash expended by us on valid costs incurred in support of the project. We applied for the matching funds prior to the expiration of the grant and as of the filing of this report, the funds have not been approved by RND. The purpose of the grant is to improve the yield and purity of the key ingredients required for an economical synthesis of CHS, an ingredient for making a variety of commercially important silicon-based materials and materials for lightweight batteries and lightweight solar cells.

Name Change and Reverse Stock Split

On June 22, 2017, the Group filed an Amended Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Oklahoma, to (i) change its name from “3DIcon Corporation” to “The Coretec Group Inc.” (“Name Change”) and to (ii) effect a 1-for-300 reverse stock split (“Reverse Split”). The Name Change and Reverse Split became effective with the State of Oklahoma on June 28, 2017 and with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on June 29, 2017 (“Effective Time”).

At the Effective Time, each 300 shares of the Group’s common stock, par value $.0002 per share (“Common Stock”), issued and outstanding were converted and reclassified into one share of the Group’s Common Stock. No fractional shares of the Group’s Common Stock were issued in connection with the Reverse Split. Shareholders who would otherwise be entitled to a fractional share received a new certificate rounding up their fractional share to the next nearest full share.

The Common Stock is currently quoted on OTC Pink under “CRTG”.

Consulting Agreements

On January 22, 2017, the Company hired silicon materials expert Ragnar Avery as Vice President, CHS Marketing and Sales. Mr. Avery will lead new business development and sales initiatives for the Company’s proprietary liquid silicon precursor, CHS. The consulting agreement was effective as of February 1, 2017 and continued in full force and effect through February 1, 2018. The Company paid Mr. Avery a fee of $125 per hour for the first three months and $150 per hour thereafter. The Company paid Mr. Avery a fee of $44,425 for the year ended December 31, 2017.

The Company entered into a consulting agreement dated July 7, 2015 with Mr. Doug Freitag, who became the Company’s CEO on October 1, 2016. Mr. Freitag’s field of consultation was in the area of working as a federal business and private sector business consultant and technical consultant. The work under this consulting agreement was performed for the Company, in support of business development, research, development, and commercialization activities. The consulting agreement was effective as of July 2015 and continued in full force through July 2016 and will continue monthly thereafter, unless terminated under the terms of the agreement. On October 1, 2016, the Company entered into a consulting agreement with Mr. Doug Freitag which replaced the previous agreement, but the terms are identical. The consulting agreement was effective as of October 1, 2016 and continued in full force and effect through December 31, 2016. The Company paid Mr. Freitag a fee of $185 per hour. The Company entered into a third consulting agreement on January 1, 2017 with Mr. Freitag. Under the terms of the one-year agreement, Mr. Freitag’s fee is $194 per hour. The Company paid Mr. Freitag a fee of $58,054 and $100,517 for the years ended December 31, 2017 and 2016 respectively. On March 21, 2017, Doug Freitag resigned as Chief Executive Officer of the Company in order to allow Michael A. Kraft to take over in his place as the Company’s newly appointed Chief Executive Officer. Mr. Freitag assumed a strategic consulting role as the Company’s Vice President of Technology and remained on the Company’s Board of Directors until August 20, 2017, at which time he resigned from the board and Vice President of Technology.

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft $1,500 per day for his commitment to allocate seven days a month to the Company and a $25,000 bonus payable in the Company’s restricted stock upon the occurrence of certain events. In addition, the Company agreed to issue to Mr. Kraft, an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date on which certain milestones are completed. During the year ended December 31, 2017, the Company recognized $177,500 of expense under the terms of the agreement.

The Company entered into a one-year consulting agreement dated July 15, 2016 with Mr. Phillip Boudjouk, a scientific and technical consultant. The Group anticipated that Mr. Boudjouk’s work under this consulting agreement would be performed for the Group, in support of their business development, research, development, and commercialization activities. A fee of $7,000 per month was the original arrangement, and a total of $7,000 has been already paid to Mr. Boudjouk. During the years ended December 31, 2017 and 2016, the Group recognized $45,500 and $40,000 of expense, respectively under the terms of the agreement.

The Company entered into a one-year independent consulting agreement with Concordia Financial Group (“Concordia”) effective August 1, 2016, and month-to-month thereafter. Under the terms of the agreement Concordia will provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assists in presentations related to the above services. Concordia is paid an hourly fee of $185. The Company recognized expense of $66,555 and $21,830 during the years ended December 31, 2017 and December 31, 2016, respectively.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

Revenue

We did not have revenues for the years ended December 31, 2017 and 2016.

Research and Development Expenses

The research and development expenses were $456,360 for the year ended December 31, 2017, as compared to $300,985 for the year ended December 31, 2016. The approximately $155,000 increase was a result of the cost related to the License Agreement signed with NDSU/RF in June 2016 of $76,000, the SRA signed with NDSU on August 14, 2015 of $17,000, the amortization of patent cost related to the NDSU/RF License Agreement of $60,000 and an increase in travel expenses of $2,000.

General and Administrative Expenses

Our general and administrative expenses were $936,780 for the year ended December 31, 2017, as compared to $383,784 for the year ended December 31, 2016. The approximately $553,000 net increase was a result of the increase in cost for consulting fees of $257,000 for our full year expenses and our new CEO, an increase of legal fees of $62,000, an increase in insurance expense of $43,000, an increase in salaries of $49,000, an increase in Edgarizing and transfer agent fees of $41,000 from our SEC reporting, an increase in accounting fees for reviews and proforma information prepared in 2017 of $30,000 and an increase in the cost of our shareholder meeting expenses of $10,000. A significant portion of the increases in our expenses is due to the consolidation of our operations effective September 30, 2016 under the terms of the Share Exchange Agreement. Only three months of the operation of the former 3DIcon were included in our consolidated statement of operations for the year ended December 31, 2016.

Interest Expense

Interest expense was $320,093 for the year ended December 31, 2017, as compared to $60,082 for the year ended December 31, 2016. The increase of approximately $260,000 was a result of the increase of the principal balance due under our loan agreements with Carlton James ND, LTD and Victor F. Keen.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The operating budget consists of the following expenses:

●	Acceleration of research and development through increased research personnel as well as other research agencies.
●	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
●	Hiring executive officers for technology, operations and finance.
●	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.

We had net cash of $470,630 at December 31, 2017. We had negative working capital of $1,905,514 at December 31, 2017.

During the year ended December 31, 2017, we used $834,834 of cash for operating activities, an increase of $262,034 or 46% compared to the year ended December 31, 2016. The increase in the use of cash for operating activities was a result of the increase in the loss from operations of $968,382, the increase in amortization of debt discount of $97,143, the increase in amortization of intangibles of $93,007, an increase in the options issued for common stock of $50,000, the decrease in prepaid expenses of $6,012 and an increase of accounts payable of $457,041.

During the year ended December 31, 2017, there was $232 of net cash provided by investing activities, a decrease of $60,455 or 100% compared to the year ended December 31, 2016. The decrease was primarily a result of $75,687 of cash acquired in reverse acquisition in 2016 and note payments from a related party of $5,000, partially offset by the purchase of $20,000 of intangible assets in the year ended December 31, 2016.

During the year ended December 31, 2017, there was $1,304,638 of cash provided by financing activities, an increase of $800,742 or 159% compared to the year ended December 31, 2016. The increase was due to proceeds from stock and options issued for cash of $750,000 and an increase in proceeds from notes payable to related parties of $77,401, offset by an increase in the payments on our insurance financing agreement of $26,659.

We expect to fund the ongoing operations through the existing financing in place through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses. Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Off Balance Sheet Arrangements

The Company does not engage in any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $456,000 and $301,000 for the years ended December 31, 2017 and 2016, respectively.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our Internal Control Over Financial Reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Victor Keen	76	Director, Co-Chairman
Simon Calton	37	Director, Co-Chairman
Michael A. Kraft	55	Chief Executive Officer
Ronald Robinson	72	Chief Financial Officer
Ron Dombrowski	53	Director

Victor Keen – Director, Co-Chairman

Mr. Keen is a significant shareholder in the Company and has been a member of the Board since November 2007. Mr. Keen is a graduate of Harvard Law School and Trinity College. Until November 2010 he was the chair of the Tax Practice Group at Duane Morris LLP, an international law firm and one of the 100 largest law firms in the world. In November 2010, Mr. Keen became Of Counsel to the firm and has since devoted the majority of his time to charitable board memberships, as well as real estate investments and other ventures. For more than ten years Mr. Keen served on the board of Research Frontiers (NASDAQ: REFR), a developer of “Smart Glass” through licensees around the world. Mr. Keen has been an active investor in a number of private companies, both start up and later stage, including: Lending Tree, acquired by IAC Interactive Corp. (NASDAQ: IACI); Circle Lending, Inc., now part of Richard Branson’s Virgin Group; and Rollover Systems, Inc., a privately held company involved in the matching of individual IRA/pension accounts with appropriate managers. Mr. Keen is a co-founder and co-owner of Bantam Pharmaceutical LLC, a privately held biotechnology company founded in 2015 focusing on the discovery and development of innovative cancer therapies.

Simon Calton – Director, Co-Chairman

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

Michael A. Kraft – Chief Executive Officer

In addition to his role as CEO, Michael is a Mentor-in-Residence at the University of Michigan Technology Transfer Office and he is Founder/Managing Director of MKT Partners, LLC, an Executive Advisory and Interim C-Level firm focused on business development for materials science, performance materials and technology systems. Michael has served as an Executive in Residence for a large European PE Firm, CEO of Covaron Advanced Materials, Executive Officer and Vice President of Ceradyne Inc. (previously NASDAQ: CRDN), and GM at both Kulicke & Soffa and General Electric. As CEO/GM he has managed P&L’s from start-up to $300M and as a member of two executive teams grew shareholder value to >$1.4B by identifying critical business drivers, growing revenues and market share organically, building strategic partnerships, and completing accretive acquisitions. Michael completed the General Electric Crotonville Management Program with a Master of Management and Business from Penn State University. He holds a Bachelor of Science in Electrical Engineering & Systems Science from Michigan State University and recently extended his executive education by completing courses in Strategic Planning and Technology Marketing at CalTech.

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

Ronald Robinson - Chief Financial Officer

Ronald Robinson was appointed Chief Financial Officer on January 28, 2013. He was a partner in three local CPA firms spanning forty years, the latest of which was Sutton Robinson Freeman & Co., PC, from 1999 through 2010, of which he was the managing partner and performed SEC/PCOAB audits for several clients, including the Company. He has been an SEC compliance and accounting consultant for the Company since 2010. Mr. Robinson is a graduate of East Central University, Ada, Oklahoma with a BS in Accounting.

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

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company's assessment of risks. Our Board of Directors focuses on the most significant risks facing our Company and our Company's general risk management strategy and ensures that risks undertaken by us are consistent with the Board's appetite for risk. While the Board oversees our Company's risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure and role in risk oversight is effective.

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

Employment Agreements

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month to the Company and a $25,000 bonus payable in the Company’s restricted stock upon the occurrence of certain events. In addition, the Company agreed to issue to Mr. Kraft, an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date on which certain milestones are completed. During the year ended December 31, 2017, the Company recognized $177,500 of expense under the terms of the agreement.

On January 22, 2017, the Company hired silicon materials expert Ragnar Avery as Vice President, CHS Marketing and Sales. Mr. Avery will lead new business development and sales initiatives for the Company’s proprietary liquid silicon precursor, CHS. The consulting agreement was effective as of February 1, 2017 and shall continue in full force and effect through February 1, 2018. The Company shall pay Mr. Avery a fee of $125 per hour for the first three months and $150 per hour thereafter. The Company paid Mr. Avery a fee of $44,425 for the year ended December 31, 2017.

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

Except as below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	Any of our directors or officers;
●	Any person proposed as a nominee for election as a director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
●	Any member of the immediate family of any of the foregoing persons.

The Company issued an aggregate of 1,589,010 shares of the Company’s Series B Convertible Preferred in connection with Securities Purchase Agreements (the “Securities Purchase Agreements”) dated December 11, 2015. Pursuant the Securities Purchase Agreements, the Company had agreed to issue, and on March 23, 2016 issued, to certain officers, directors, consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, and on March 23, 2016 received, shares of Series B Preferred in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $1,105,402 owed by the Company to the Recipients. Each Series B Preferred may be converted in whole or in part, from time to time, into 6.38 post-split shares of Common Stock. Among the Recipients were (i) Victor F. Keen, the Company’s former Chief Executive Officer, who received 1,193,582 shares of Series B Preferred in satisfaction of $685,354 owed to him under certain notes, in connection with certain advances he provided to the Company and for services he provided to the Company; (ii) Ronald W. Robinson, the Company’s Chief Financial Officer, who received 85,771 shares of Series B Preferred in satisfaction of $90,291 owed to him for services he provided to the Company; (iii) Martin Keating, a former Director of the Company, who received 19,266 shares of Series B Preferred in satisfaction of $20,280 owed to him under certain notes and for services he provided to the Company; and (iv) Newton, O'Connor, Turner & Ketchum, PC, a law firm of which John O’Connor, a former Director of the Company, is a partner, that received 50,149 shares of Series B Preferred in satisfaction of $52,791 owed to it for services provided to the Company.

In addition to shares issued under the Securities Purchase Agreements, Victor F. Keen, the Company’s former CEO and current Co-Chairman of the Board of Directors, was issued an additional 152,386 shares of Series B Preferred in satisfaction of $87,500 owed to him as compensation as CEO prior to closing the Share Exchange Agreement.

Prior to Mr. Freitag’s appointment as Chief Executive Officer of the Company, he received compensation from the Company in his capacity as a consultant in the form of 5,000,000 shares of common stock and 44,769 shares of Series B Preferred issued under the Securities Purchase Agreement in lieu of cash payment of an aggregate of $47,0340 owed to him by the Company.

On March 21, 2017, Doug Freitag resigned as Chief Executive Officer of the Company in order to allow Michael A. Kraft to take over in his place as the Company’s newly appointed Chief Executive Officer. In connection with Mr. Kraft’s appointment, the Company entered into a consulting agreement with Mr. Kraft, pursuant to which it agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month to the Company and a $25,000 bonus payable in the Company’s restricted stock upon the occurrence of certain events. In addition, the Company agreed to issue to Mr. Kraft, an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date on which certain milestones are completed. Mr. Freitag assumed a strategic consulting role as the Company’s Vice President of Technology and remained on the Company’s Board of Directors until his resignation on August 20, 2017.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review of the Company’s Board of Directors, none of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the year ended December 31, 2017, the below reports were not reported on a timely basis:

●	Victor Keen failed to timely file one Form 4 to report his acquisition of 20,000,000 shares of common stock.
●	Dennis K. Anderson failed to timely file one Form 3 to report his appointment as a director of the Company with 10 days after such appointment on December 8, 2017.

  ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2017, 2016 and 2015 for our principal executive officer and the two most highly compensated officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	2017	$-	$-	$-	$-	$-	$-	$-	$-
Co-Chairman and former CEO*	2016	$87,500	$-	$-	$-	$-	$-	$-	$87,500
	2015	$150,000	$-	$-	$-	$-	$-	$-	$150,000

Doug Freitag	2017	$58,055	$-		$-	$-	$-	$-	$58,055
Former CEO **	2016	$100,517	$-	$4,500	$-	$-	$-	$-	$105,017
****	2015	$67,529	$-	$-	$-	$-	$-	$-	$67,529

Michael A. Kraft	2017	$102,000	$-	$25,000	$50,000	$-	$-	$-	$177,500
CEO ***	2016	$-	$-	$-	$-	$-	$-	$-	$-
	2015	$-	$-	$-	$-	$-	$-	$-	$-

Ronald Robinson	2017	$72,000	$-	$-	$-	$-	$-	$-	$72,000
CFO ****	2016	$60,000	$-	$-	$-	$-	$-	$-	$60,000
	2015	$72,000	$-	$-	$-	$-	$-	$-	$72,000

Hakki Refai	2017	$-	$-	$-	$-	$-	$-	$-	$-
Former Director of Technology	2016	$-	$-	$-	$-	$-	$-	$-	$-
	2015	$36,000	$-	$-	$-	$-	$-	$-	$36,000

*	Victor Keen was Chief Executive Officer from November 1, 2013 to July 2016.

**	Doug Freitag was the Company’s Chief Executive Officer from July 2016 to March 2017.

***	Michael A. Kraft was appointed CEO in March 2017.

****	Includes compensation for consulting services prior to CEO or CFO position.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2017:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $			Option Expiration Date			Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Victor Keen, former CEO	36,928	-	-	$3.00	to	$420	2018	-	2022	-	-	-	-
Michael A. Kraft, CEO	208,160	-	-	$0.24			2027			-	-	-	-

Director Compensation 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-	-	-	-	-	-	$-
Simon Calton	$-	-	-	-	-	-	$-
Doug Freitag	$-	-	-	-	-	-	$-
Ron Dombrowski	$-	-	-	-	-	-	$-
Dennis Anderson	$-	-	-	-	-	-	$-

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of April 2, 2018 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner	Common Stock Beneficial Ownership(1)	Percent of Class(2)	Series A Preferred Beneficial Ownership	Percent of Class(10)
Named Executive Officers and Directors:

Victor Keen (3)	39,977,535	51.09%	265,000	76.81%

Michael A. Kraft (4)	208,160	0.31%	-	-

Ronald Robinson (5)	584,326	0.86%	-	-

Simon Calton (6)	9,074,344	13.43%	-	-

Ronald Dombrowski (7)	3,644,920	5.39%	-	-

All directors and executive officers as a group (5 person)	53,489,285	71.08%	265,000	76.81%

Other 5% Stockholders:

Carlton James North Dakota Ltd (9)	7,593,591	11.24%	-	-

Dennis Anderson (8)	10,023,541	14.83%	-	-

Golden State Equity Investors, Inc.	4,673,464	6.92%	-	-

(1)	Number of Shares Beneficially Owned include the conversion of all Series B Preferred shares into common stock.

(2)

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of the date of this report, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Furthermore, the percentages set forth in this column are based on the 67,582,970 issued and outstanding shares of common stock on April 2, 2018.

(3)

Represents 28,597,343 shares owned by Mr. Keen and (i) 10,541,773 shares issuable upon the conversion of the two convertible notes held by Mr. Keen in the amount of $350,000, and (ii) 713,794 shares prorated ownership of shares held by Carlton James North Dakota Ltd. Victor Keen is a Co-Chairman of the Company’s Board of Directors, (iii) 36,291 shares issuable upon exercise of the options held by Mr. Keen, and (iv) 88,333 shares issuable upon the conversion of 265,000 shares of Series A preferred stock held by Mr. Keen.

(4)

In connection with the Company’s appointment of Mr. Kraft as CEO, the Company agreed to issue a $25,000 bonus in restricted stock upon the occurrence of certain events.  In addition, the Company agreed, upon the occurrence of such events, to issue an option to purchase up to $50,000 (208,160 shares) of the Company’s common stock at an exercise price equal to the market price as of the date the milestones are met.  Accordingly, Mr. Kraft’s beneficial ownership reflects 208,160 shares beneficially owned.

(5)

Represents 595 shares owned by Mr. Robinson, 3 shares in Mr. Robinson’s IRA, 144 shares owned by Robinson, Freeman, PC, a corporation of which Mr. Robinson owns a 50% interest, and 583,585 shares issued upon conversion of the shares of Series B Preferred previously held by Mr. Robinson. Ronald Robinson is our Chief Financial Officer.

(6)

Represents 9,074,344 shares owned by Mr. Calton, including Mr. Calton’s prorated ownership of shares held by Carlton James North Dakota Ltd. Simon Calton is the Co-Chairman of the Company’s Board of Directors.

(7)	Represents 3,644,920 owned by Mr. Dombrowski. Ronald Dombrowski is a Director on the Company’s Board of Directors.

(8)	Represents 10,023,541 shares owned by Mr. Anderson. Dennis Anderson was previously a Director on the Company’s Board of Directors. He resigned as a Director on December 8, 2017.

(9)	Represents 7,593,591 shares owned by Carlton James North Dakota Ltd. Shares held by Carlton James North Dakota Ltd., are controlled by all of its members.

(10)	Calculated on the basis of 345,000 issued and outstanding shares of Series A Preferred Stock as of April 1, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended December 31, 2015, the Company advanced $5,000 to an entity partially owned by a former member of Coretec. This amount was due on demand and repaid in April 2016.

The Company entered into a consulting agreement dated July 7, 2015 with Mr. Doug Freitag, who became the Company’s CEO on October 1, 2016. Mr. Freitag’s field of consultation was in the area of working as a federal business and private sector business consultant and technical consultant. The work under this consulting agreement was performed for the Company, in support of business development, research, development, and commercialization activities. The consulting agreement was effective as of July 2015 and continued in full force through July 2016 and will continue monthly thereafter, unless terminated under the terms of the agreement. On October 1, 2016, the Company entered into a consulting agreement with Mr. Doug Freitag which replaced the previous agreement, but the terms are identical. The consulting agreement was effective as of October 1, 2016 and continued in full force and effect through December 31, 2016. The Company paid Mr. Freitag a fee of $185 per hour. The Company entered into a third consulting agreement on January 1, 2017 with Mr. Freitag. Under the terms of the one-year agreement, Mr. Freitag’s fee is $194 per hour.

The Company paid Mr. Freitag a fee of $58,054 and $100,517 for the years ended December 31, 2017 and 2016 respectively. Mr. Freitag assumed a strategic consulting role as the Company’s Vice President of Technology and remained on the Company’s Board of Directors until his resignation on August 20, 2017. On March 21, 2017, Doug Freitag resigned as Chief Executive Officer of the Company in order to allow Michael A. Kraft to take over in his place as the Company’s newly appointed Chief Executive Officer. In connection with Mr. Kraft’s appointment, the Company entered into a consulting agreement with Mr. Kraft, pursuant to which it agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month to the Company and a $25,000 bonus payable in the Company’s restricted stock upon the occurrence of certain events. In addition, the Company agreed to issue to Mr. Kraft, an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date on which certain milestones are completed. During the year ended December 31, 2017, the company recognized $177,500 of expense under the terms of the agreement.

At December 31, 2016 the Company had an aggregate balance of $440,500 of advances due to Mr. Victor Keen. During the year ended December 31, 2017, Mr. Keen advanced the Company an additional $156,000 such that as of December 31, 2017, an aggregate amount of $596,500 is due to Mr. Keen under the terms of a 14% Term loan which is included in notes payable – related party (see Note 5).  As of December 31, 2017, accrued interest related to the 14% Term loan due June 2018 amounted to $102,247 and interest expense was $81,729 during the year ended December 31, 2016.

During the years ended December 31, 2017 and 2016, CJNDL, a company owned by Mr. Simon Calton, a director of the Company, advanced $52,109 and $613,825, respectively to the Company under the terms of two loans, which are included in term loans (see Note 5). As of December 31, 2017, accrued interest related to the 14% Term loans due June 2018 amounted to $139,323 and interest expense was $88,532 and $42,738 during the years ended December 31, 2017 and 2016, respectively.

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019. The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to certain conversions as discussed in Note 5.

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to certain conversions discussed in Note 5.

On November 15, 2017, the Company conducted a private placement with Victor Keen, Co-Chairman of the Board of Directors of the Company, pursuant to which it sold 20,000,000 shares of common stock for a purchase price of $750,000.

Director Independence

As discussed above, none of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2017 and 2016 were approximately $89,000 and $114,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2017 and 2016 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2017 and 2016 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2017 and 2016 were $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (20)

3.10	Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (23)

3.11	Certificate of Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (25)

4.1	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.2	Form of Convertible Bridge Note (8)

4.3	Form of Convertible Debenture dated June 25, 2013 (18)

4.4	Senior Convertible Note dated October 1, 2013 (19)

4.5	Convertible Promissory Note dated March 5, 2015 (22)

4.6	Convertible Note dated March 4, 2015 (22)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

10.32	Securities Purchase Agreements dated December 11, 2015 (23)

10.33	Share Exchange Agreement dated May 31, 2016 (24)

10.34	Supply Agreement date December 13, 2016 (26)

10.35	Option Agreement dated November 15, 2017 (27)

21.1	Subsidiaries

23.1	Consent of HoganTaylor LLP

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 20, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

(22)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on May 15, 2015 (File No. 000-54697)

(23)	Incorporated by reference to Current Report on Form 8-K as filed on March 24, 2016 (File No. 000-54697)

(24)	Incorporated by reference to Current Report on Form 8-K as filed on June 1, 2016 (File No. 000-54697)

(25)	Incorporated by reference to Current Report on Form 8-K as filed on October 6, 2016 (File No. 000-54697)

(26)	Incorporated by reference to Current Report on Form 8-K as filed on December 19, 2016 (File No. 000-54697)
(27)	Incorporated by reference to Current Report on Form 8 K as filed on December 6, 2017 (File No. 000-54697)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: April 2, 2018	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Victor F. Keen	Director	April 2, 2018
Victor F. Keen

By:		Director	April 2, 2018
Simon Calton

By:	/s/ Ronald Dombrowski	Director	April 2, 2018
Ronald Dombrowski

THE CORETEC GROUP INC.

December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

The Coretec Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coretec Group Inc. and its subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2016.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

April 2, 2018

THE CORETEC GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016
Assets
Current assets:
Cash	$470,630	$594
Prepaid expenses	35,358	44,854
Other intangible assets	-	12,778
Total current assets	505,988	58,226

Property and equipment, net	1,638	6,131

Other assets:
Patents, net	1,299,714	1,379,943
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,468,029	1,548,258
Total Assets	$1,975,655	$1,612,615

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Notes payable - related party	$1,262,434	$-
Notes and debentures payable	110,788	114,259
Accounts payable and accrued expenses	755,481	351,143
Accrued interest payable - related party	258,815	71,309
Accrued interest payable	22,984	17,615
Total current liabilities	2,410,502	554,326

Long term debt:
Notes payable - related party, net of current portion and discount	124,422	1,054,325
Total Liabilities	2,534,924	1,608,651

Stockholders' equity (deficiency):
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at December 31, 2017 and 2016	69	69
Preferred stock, Series B convertible, $0.0002 par value, 6,600,000 shares authorized; -0- and 6,558,345 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	-	1,312
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 66,785,428 and 4,943,187 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	13,357	989
Additional paid-in capital	2,020,642	881,698
Accumulated deficit	(2,593,337)	(880,104)
Total Stockholders' Equity (Deficiency)	(559,269)	3,964
Total Liabilities and Stockholders' Equity (Deficiency)	$1,975,655	$1,612,615

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

See notes to consolidated financial statements

THE CORETEC GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Income:
Revenue	$-	$-

Expenses:
Research and development	456,360	300,985
General and administrative	936,780	383,784
Interest	320,093	60,082

Total expenses	1,713,233	744,851

Net loss	$(1,713,233)	$(744,851)

Loss per share:
Basic and diluted	$(0.067)	$(0.600)

Weighted average shares outstanding, basic and diluted	25,461,630	1,241,543

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

See notes to consolidated financial statements

THE CORETEC GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
		Par		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2015	-	$-	4,760,872	$952	-	$-	$(952)	$(135,253)	$(135,253)
3DIcon's equity at the time of the reverse acquisition	345,000	69	1,797,473	360	4,943,187	989	882,650	-	884,068
Net loss for the period	-	-	-	-	-	-	-	(744,851)	(744,851)
Balance December 31, 2016	345,000	69	6,558,345	1,312	4,943,187	989	881,698	(880,104)	3,964

Recognition of beneficial conversion feature	-	-	-	-	-	-	350,000	-	350,000
Series B Preferred shares converted to common shares	-	-	(6,558,345)	(1,312)	41,842,241	8,368	(7,056)	-	-
Stock and options issued for cash	-	-	-	-	20,000,000	4,000	746,000	-	750,000
Options issued to purchase common stock	-	-	-	-	-	-	50,000	-	50,000
Net loss for the period	-	-	-	-	-	-	-	(1,713,233)	(1,713,233)
Balance December 31, 2017	345,000	$69	-	$-	66,785,428	$13,357	$2,020,642	$(2,593,337)	$(559,269)

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

See notes to consolidated financial statements

THE CORETEC GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash Flows from Operating Activities
Net loss	$(1,713,233)	$(744,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,002	1,116
Amortization - intangible assets	93,007	-
Amortization - debt discount	124,422	27,279
Options issued for common stock	50,000	-
Loss on sale of property and equipment	3,259	-
Change in:
Prepaid expenses	9,496	3,484
Accounts payable and accrued liabilities	597,213	140,172

Net cash used in operating activities	(834,834)	(572,800)

Cash Flows from Investing Activities
Cash acquired in reverse acquisition	-	75,687
Purchase of property and equipment	(2,268)	-
Proceeds from sale of property and equipment	2,500	-
Net payments from related party	-	5,000
Purchase of intangible assets	-	(20,000)

Net cash provided by investing activities	232	60,687

Cash Flows from Financing Activities
Payments on insurance premium financing	(42,023)	(15,364)
Proceeds from note payable - related party	596,661	519,260
Proceeds from options and common stock issued	750,000	-
Net cash provided by financing activities	1,304,638	503,896

Net change in cash	470,036	(8,217)
Cash, beginning of period	594	8,811

Cash, end of period	$470,630	$594

Supplement Disclosure of Cash flow Information
Cash paid during the year for interest	$2,797	$290
Non-Cash Investing Activities
Series B Preferred shares converted to common shares	$1,312	$-
Share exchange transaction	$-	$884,068

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

See notes to consolidated financial statements

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

The Coretec Group Inc. (the “Group”) (formerly 3DIcon Corporation) (“3DIcon”) was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. From January 1, 2001, 3DIcon’s primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

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

Reverse Acquisition

On May 31, 2016, the Group entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Coretec and four Coretec members (the “Members”), which Members held all outstanding membership interests in Coretec. On September 30, 2016 (the “Closing Date”), the Group closed the transaction contemplated by the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to the Group in exchange for the Group’s issuance of an aggregate 4,760,872 shares of the Group’s Series B Convertible Preferred Stock to the Members (the “Exchange”). Coretec became a wholly-owned subsidiary of the Group and the former Members beneficially owned approximately 65% of the Group’s common stock on a fully-diluted basis on the Closing Date. Upon the closing of the Share Exchange Agreement, two of the Group’s Directors resigned and three new Directors associated with Coretec were nominated and elected, giving control of the board of directors to former Coretec Members. The 65% holders of the Group common stock were unable to sell that stock for a period of one year under the terms of a lock-up agreement reached between the parties. Victor Keen, the largest shareholder of the Group prior to the reverse acquisition, was also a participant in the lock-up agreement.

Authorization of Name Change

On February 21, 2017, the Board unanimously approved the proposal to seek stockholder approval and authorization to amend the 3DIcon Certificate of Incorporation to change the name of 3DIcon to “The Coretec Group Inc.” (the “Name Change”) and thereafter change its trading symbol to a trading symbol resembling the name of the Group following the Name Change. On February 21, 2017, a majority of the Group’s stockholders adopted resolutions by written consent authorizing the Board to undertake the Name Change. This Name Change became effective June 28, 2017 upon the Group’s filing of the Name Change Amendment with the Secretary of State of the State of Oklahoma.

Authorization of Reverse Stock Split

On February 21, 2017 (the “Record Date”), the Board of Directors unanimously approved, and a majority of the Company’s stockholders, as of the Record Date, approved by written consent pursuant to Section 18-1073 of the Oklahoma Act, to permit the Company’s Board of Directors, in its sole discretion, to effectuate one or more consolidations of the issued and outstanding shares of common stock at some future date no later than the first anniversary of the Record Date, pursuant to which the shares of common stock would be combined and reclassified into one validly issued fully paid and non-assessable share of common stock at a ratio (the “Reverse Split Ratio”) within the range of 1-for-50 and up to 1-for-300 (the “Reverse Split Range”), with each stockholder otherwise entitled to receive a fractional share of common stock as a result of the Reverse Stock Split. Effective June 28, 2017, a Reverse Stock Split pursuant to the maximum stated Reverse Split Ratio, each 300 shares of our issued and outstanding common stock was automatically converted into 1 share of common stock.

Basis of Presentation

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the acquisition is treated as a “reverse acquisition” under the purchase method of accounting (see Note 2). The consolidated statements of operations herein reflect the historical results of Coretec prior to the completion of the reverse acquisition since it was determined to be the accounting acquirer, and do not include the historical results of operations for 3DIcon prior to the completion of the acquisition. 3DIcon’s assets and liabilities were consolidated with the assets and liabilities of Coretec as of the September 30, 2016 consummation of the acquisition and are included in the consolidated balance sheet as of December 31, 2016. The number of shares issued and outstanding and additional paid-in capital of the Company have been retroactively adjusted to reflect the equivalent number of shares issued by the Group in the Share Exchange Agreement, while Coretec’s historical members’ deficit is being carried forward as the Group’s accumulated deficit. All costs attributable to the reverse merger were expensed.

Principles of Consolidation

The consolidated balance sheets as of December 31, 2017 and 2016 include the accounts of the Group and its wholly owned subsidiary, Coretec. The consolidated statements of operations and cash flows for the year ended December 31, 2017 include the accounts of the Group and Coretec for the entire year. The consolidated statements of operations and cash flows for the year ended December 31, 2016 include the accounts of Coretec for the entire year and the accounts of the Group from September 30, 2016, the acquisition date, to December 31, 2016. Intercompany transactions and balances have been eliminated in consolidation.

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Estimated useful lives of property and equipment are as follows for the major classes of assets:

Asset Description	Estimated Lives (years)
Furniture and fixtures	7

Intangible Assets

Intangible assets consist primarily of acquired patents. The Company acquired $1,400,000 of intangible assets in conjunction with the reverse acquisition discussed in Note 1 and Note 2. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

Goodwill

Goodwill was acquired with the reverse acquisition discussed in Note 1 and Note 2. The Company evaluates the carrying value of goodwill on an annual basis and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. When assessing whether goodwill is impaired, management considers first a qualitative approach to evaluate whether it is more likely than not the fair value of the goodwill is below its carrying amount; if so, management considers a quantitative approach by analyzing changes in performance and market based metrics as compared to those used at the time of the initial acquisition. For the periods presented, no impairment charges were recognized.

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

	December 31,
	2017	2016
Options	2,950,262	76,577
Warrants	32,728	65,228
Series A convertible preferred stock	115,000	115,000
Series B convertible preferred stock	-	41,842,241
Convertible debentures	84,103,256	26,716,467
Total potentially dilutive shares	87,201,246	68,815,513

 Note - Share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $456,000 and $301,000 for the years ended December 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, specifically equity investments and financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for annual and interim periods beginning after December 15, 2017. ASU 2016-01 is not expected to have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. ASU 2016-15 is not expected to have a material impact on the Company’s cash flows.

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

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertainties

The Company has realized a cumulative net loss of $2,593,337 for the period from inception ( June 2, 2015) to December 31, 2017, negative working capital of 1,904,514, and no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these consolidated financial statements. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses.

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

Under the terms of the Golden State Equity Investors, Inc (“Golden State”) 4.75% Convertible Debenture due on December 31, 2017, subsequently extended to June 30, 2018, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $114,450 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $28.60 of the 4.75% Convertible Debenture and exercise 2.86 warrants per month. Based upon the current stock price, the issued and outstanding shares as of December 31, 2017 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. Due to the number of authorized common shares available in the year ended December 31, 2016 and the Beneficial Ownership Limitations, Golden State provided only $29,700 in funding in the year ended December 31, 2016 and -0- in the year ended December 31, 2017.

Note 2 – Share Exchange Agreement

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

Upon the September 30, 2016 closing of the Share Exchange Agreement, considering any preferred stock on an “as converted” basis, approximately 65% of the Group’s issued and outstanding common stock was owned by the former Coretec Members. The remaining 35% was held by the Group’s prior stockholders. Upon the closing of the Share Exchange Agreement, two of the former Group’s directors resigned and three new directors associated with Coretec were nominated and elected, giving control of the board of directors to the former Coretec Members. The 65% holders of the Group’s common stock on an as converted basis were unable to sell that stock for a period of one year under the terms of a lock-up agreement reached between the parties. Victor Keen, the largest shareholder of the Group prior to the reverse acquisition, was also a participant in the lock-up agreement.

Consummation of the Exchange was subject to customary conditions, including without limitation, (i) Coretec’s delivery to the Group a representation letter attesting to each of the Members’ or their designees’ status as an “accredited investor;” (ii) Coretec’s delivery to the Group a letter agreement executed by each of the Members or their designees, if any, agreeing to automatically convert the shares of Series B Preferred issued to them pursuant to the Share Exchange Agreement upon the occurrence of certain events; (iii) Coretec’s delivery to the Group a lock up agreement executed by each of the Members or their designees, if any, in the form attached to the Share Exchange Agreement; (iv) Coretec’s delivery to the Group a license agreement between Coretec and North Dakota State University allowing Coretec to license certain intellectual property concerning cyclohexasilane or other silicon-based materials; (v) the delivery to the Group of the required Coretec audited and unaudited financial statements; and (vi) delivery by the Group and Coretec all required consents to consummate all transactions contemplated by the Share Exchange Agreement.

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company engaged a law firm to prepare the necessary documents for the Share Exchange Agreement, including resolutions of the entities authorizing the closing, preparation and filing of Form 14F, and filing of the Form 8K. As of December 31, 2016, the law firm had completed the engagement and the Company has expensed $100,000, $75,000 of which was recognized in the financial statements of 3DIcon prior to the September 30, 2016 Share Exchange Agreement.

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

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma results for the year ended December 31, 2016 summarizes the consolidated results of operations of the Company, assuming the reverse acquisition had occurred on January 1, 2016 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

For the Year Ended December 31, 2016
Net revenues	$-
Net loss	$(1,464,491)

Note 3 – Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2017	2016
Furniture and fixtures	$13,286	$7,805
Less: Accumulated depreciation	(11,648)	(1,674)
Totals	$1,638	$6,131

Depreciation expense amounted to $1,002 and $1,116 for the years ended December 31, 2017 and 2016, respectively.

Note 4 – Patents

The following table sets forth patents:

	December 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book	Useful Life
	Amount	Amortization	Value	Amount	Amortization	Value	In Years

Patents	$1,400,000	$(100,286)	$1,299,714	$1,400,000	$(20,057)	$1,379,943	17.45

The patents were acquired with the September 30, 2016 reverse acquisition (see Note 2), therefore amortization expense is reflected for the full year for the year ended December 31, 2017 and only the three-month period ended December 31, 2016. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Note 5 – Debentures and Notes Payable

Debentures and notes payable consists of the following:

	December 31,	December 31,
	2017	2016
Notes and debentures payable:
5.25% Insurance premium finance agreement, due June 2018	$21,323	$24,794
9% Promissory note due June 2018	25,341	25,341
4.75% Convertible debenture due June 2018	64,124	64,124
Total notes and debentures payable	$110,788	$114,259

Notes payable - related party:
14% Term loan due June 2018	$264,993	$213,993
14% Term loan due June 2018	596,500	440,500
14% Term loan due June 2018	400,941	399,832
7% Convertible promissory note due March 2019, net	98,187	-
7% Convertible promissory note due June 2019, net	26,235	-
Total notes payable - related party	1,386,856	1,054,325
Less current maturities	(1,262,434)	-
Long-term debt	$124,422	$1,054,325

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.25% Insurance premium finance agreement, due June 2018 and 2017

On August 25, 2017, the Company entered into an insurance premium finance agreement for $37,711. The agreement, which is payable in nine monthly installments of principal and interest of $4,283 and bears interest at 5.25%, matures June 2018. The remaining balance due on the agreement as of December 31, 2017 was $21,323. The agreement is payable to a third-party financing company for a portion of the Company’s annual insurance premiums.

On August 17, 2016, the Company entered into an insurance premium finance agreement of $40,158. The agreement, which is payable in ten monthly installments of principal and interest of $4,112 and bears interest at 5.25%, matured in June 2017. The balance due on the agreement as of December 31, 2016 was $24,794. The agreement is payable to a third-party financing company for a portion of the Company’s annual insurance premiums.

9% Promissory note due June 2018

On April 26, 2016, the Company signed a 9% promissory note with Golden State in the amount of $40,000. Golden State advanced the $40,000 on the note and, on June 16, 2016, applied $14,659 to fund the exercise of warrants under the terms of the 4.75% convertible debenture (described below) held by Golden State, leaving $25,341 outstanding on the 9% promissory note. Subsequent to December 31, 2017, Golden State extended the maturity date of their 9% promissory note payable to June 30, 2018.

4.75% Convertible debenture due June 2018

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2017 and most recently extended to June 30, 2018 and warrants to buy 61 post-split equivalent shares of common stock at a post-split exercise price of $114,450 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted.

The conversion price for the 4.75% $100,000 convertible debenture is the lesser of (i) $1,200 or (ii) 80% of the average of the five lowest volume weighted average prices (“VWAP”) during the twenty (20) trading days prior to the conversion. If Golden State elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average post-split price is below $210, the Company shall have the right to prepay that portion of the debenture that Golden State elected to convert, plus any accrued and unpaid interest, at 135% of such amount.

14% Term loan due June 2018, related party

On April 18 2016, the Company entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”) agreed to provide the Company a loan facility of up to $100,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. CJNDL has advanced $264,993 ($164,993 in excess of the facility) on the loan as of December 31, 2017. During 2017, CJND agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note. CJNDL is a party to the Share Exchange Agreement discussed in Note 2.

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14% Term loan due June 2018, related party

On February 24, 2016, the Company entered into an unsecured loan agreement whereby Victor Keen, Co-Chairman of the Company (“Keen”) agreed to provide the Company a loan facility of up to $300,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly and the principal is due June 29, 2018. Keen has advanced $596,500 ($276,500 in excess of the facility) on the loan through December 31, 2017. During 2017, Keen agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note. Keen is a party to the Share Exchange Agreement discussed in Note 2.

14% Term loan due June 2018, related party

On June 1, 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. The total amount of borrowings by Coretec shall not exceed $500,000. Coretec accrues interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $400,941 on the loan as of December 31, 2017. Outstanding borrowings are secured by substantially all assets of the Company. The note is due on June 29, 2018.

7% Convertible promissory note due March 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”). The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $98,187 was amortized during the year ended December 31, 2017.

7% Convertible promissory note due June 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $26,235 was amortized during the year ended December 31, 2017.

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Commitments

On January 22, 2017, the Company hired silicon materials expert Ragnar Avery as Vice President, Cyclohexasilane (“CHS”) Marketing and Sales. Mr. Avery will lead new business development and sales initiatives for the Company’s proprietary liquid silicon precursor, CHS. The consulting agreement was effective as of February 1, 2017 and continued in full force and effect through February 1, 2018 and monthly thereafter, unless notice of termination of either party is given upon sixty days’ notice. The Company paid Mr. Avery a fee of $125 per hour for the first three months and $150 per hour thereafter. The Company paid Mr. Avery a fee of $44,425 for the year ended December 31, 2017.

The Company entered into a consulting agreement dated July 15, 2016 with Mr. Phillip Boudjouk in the area of working as a scientific and technical consultant. The Company anticipates that Mr. Boudjouk’s work under this consulting agreement will be performed for the Company, in support of their business development, research, development, and commercialization activities. The consulting agreement was effective as of July 15, 2016 and continued through July 14, 2017. The Company agreed to pay Mr. Boudjouk a fee of $7,000 per month and a total of $7,000 has been paid to Mr. Boudjouk. During the years ended December 31, 2017 and 2016, the Company recognized $45,500 and $40,000 of expense, respectively under the terms of the agreement.

The Company entered into a one-year independent consulting agreement with Concordia Financial Group (“Concordia”) effective August 1, 2016, and month-to-month thereafter. Under the terms of the agreement, Concordia will provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assists in presentations related to the above services. Concordia is paid an hourly fee of $185. The Company recognized expense of $66,555 and $21,830 during the years ended December 31, 2017 and 2016, respectively.

The Company entered into a Sponsored Research Agreement (“SRA”) dated August 14, 2015 with North Dakota State University Research Foundation (“NDSU/RF”). With the proposed research for this project, NDSU/RF plans to make prototypical compounds and materials from CHS and CHS derivatives with the potential; 1) to act as efficient photoactive materials for solar cells, 2) to serve in electro active devices for optimization of current and voltage performance, 3) to perform at high levels of efficiency as silicon anodes in lightweight batteries (silicon has more than 11 times the capacity of carbon in the ubiquitous carbon based batteries), and, 4) to be incorporated into specialty inks for printed electronics applications. The research was conducted August 14, 2015 through August 31, 2016. The Company agreed to reimburse NDSU/RF for all costs incurred in performing the research up to a maximum amount of $70,000. On June 7, 2016 the Company and NDSU/RF mutually agreed to amend the SRA. Under the terms of the amendment the term was extended to June 30, 2017 and the consideration was increased by $120,000 to a maximum amount of $190,000. The Company recognized expense of $100,932 and $84,247 during the years ended December 31, 2017 and 2016 respectively.

Effective June 16, 2016, (the "Effective Date") Coretec (“Licensee”) and NDSU/RF signed an Exclusive License agreement (the “NDSU/RF Agreement") to have certain intellectual property rights (the “Patent Rights”), owned by NDSU/RF, developed and commercialized.

Under the terms of the NDSU/RF Agreement, NDSU/RF granted Coretec an exclusive license to make, have made, use, sell, or any combination of the foregoing, Licensed Products and Licensed Processes in the Field of Use and the Licensed Territory as defined in the NDSU/RF Agreement. Additionally, NDSU/RF granted to Licensee a limited exclusive eighteen-month option (the “Option Term”) to license Optioned Technologies' Patent Rights (“Optioned Technologies”), as described in the NDSU/RF Agreement. Licensee may only undertake technical, economic, and commercial evaluation of each optioned patent during the Option Term. Such evaluation by Licensee shall only be to determine if Licensee exercises its option and negotiates a license to such patent(s) as a Licensed Technology under the NDSU/RF Agreement and not to develop intellectual property or patents during the Option Term. Licensee agreed to actively and diligently evaluate Optioned Technologies to determine and report to NDSU/RF the status and progress toward the licensing of each patent listed in the NDSU/RF Agreement during the Option Term. If Licensee decides to not pursue any further evaluation of any patent or patent application of Optioned Technology Patent Rights in any quarter or during the previous quarter has not carried out any evaluation activities on any such patent or patent application, then any such patent or patent application shall be deleted from the NDSU/RF Agreement at the end of such quarter and all rights to such deleted Patent Rights shall revert to NDSU/RF.

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

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In regard to the Optioned Technologies, in the event Coretec exercises its option on the Optioned Technology, Coretec agreed to reimburse NDSU/RF for all prior invoiced patenting expenses (not to exceed $240,332 as of April 1, 2016) pertaining to the Optioned Technologies incurred and invoiced prior to April 1, 2016 (“OT Prior Expenses"). Licensee shall reimburse NDSU/RF for OT Prior Expenses of Optioned Technologies according to the following schedule:

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

During the years ended December 31, 2017 and 2016, Coretec recognized expense of $212,721 and $136,420, respectively, under the terms of the NDSU/RF Agreement. As of December 31, 2017, the remaining balance of the LT Prior Expenses to be paid under the terms of the agreement is $127,111.  As of December 31, 2017, and pursuant to the NDSU/RF Agreement, Coretec was in arrears on certain payment obligations in the amount of $139,800.  Accordingly, as of December 31, 2017, Coretec would be considered in default under the NDSU/RF Agreement, because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the NDSU/RF Agreement, including an option to terminate the agreement if we do not cure the default within 10 business days after receiving written notice by NDSU/RF.  Although NDSU/RF provided a written notice on or around February 7, 2018, NDSU/RF subsequently retracted the notice and agreed to forbear from enforcing any defaults prior to March 30, 2018.  Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the NDSU/RF Agreement. In connection with such objective, Coretec expects to send NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default.  As of the date of this report, there have been no legal proceedings initiated in connection with the NDSU/RF Agreement.  However, no assurances can be made that the active communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.

The Company did not exercise the Optioned Technologies which expired on December 16, 2017.

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

An initial estimate of pricing for the Products is set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity that is being purchased. Final pricing will be reviewed and adjusted annually based on prior year’s consumption and/or as the global economic conditions dictate, considering market conditions and raw material price fluctuations.

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

Note 7 – Preferred Stock, Warrants and Options

The terms of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Warrants and Options are as follows:

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”) and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Corporation. We have not paid any cash or stock dividends to the holders of our Series A Preferred. As of December 31, 2017, dividends in arrears totaled approximately $87,000. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred Stock may, at the option of the Investor, be converted at any time after the first anniversary of the issuance of the Series A Preferred Stock or from time to time thereafter into 166,667 post-split shares of Common Stock that such investor is entitled to in proportion to the 500,000 shares of Series A Preferred so designated in the Certificate of Designation.

The Series A Preferred Stock will automatically be converted into Common Stock anytime the post-split 5-day average VWAP of the Company’s Common Stock prior to such conversion is equal to $15.00 or more. Such mandatory conversion would be converted by the same method described above for discretionary conversions.

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

In regard to the implications of the Exchange Transaction on Section 6 of the Series A Certificate of Designation (“COD”), the Company’s position is that a “Liquidity Event” as defined in Section 6(b) of the COD, as the concept was intended by all the Company and investors purchasing the shares, has not occurred.

Series A Warrants

Each Unit under the Securities Purchase Agreement consists of warrants entitling the investor to purchase fifty (50) pre-split shares of Common Stock for each share of Series A Preferred purchased by such investor in the Private Placement, at an initial pre-split exercise price per share of $0.0055. The exercise price and number of shares of Common Stock issuable under the warrants are subject to adjustments for stock dividends, splits, combinations and similar events. On or after the first anniversary of the issuance of the warrants and prior to close of business on the fourth anniversary of the issuance of the warrants, the warrants may be exercised at any time upon the election of the holder, provided however, that an investor may at any given time convert only up to that number of shares of Common Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of such investor and all persons affiliated with such investor, is not more than 4.99% of the Company’s Common Stock then outstanding (subject to adjustment up to 9.99% at the investor’s discretion upon 61 days’ prior notice).   The Series A Warrants expired in November 2017 and January 2018, four years from date of issuance.

Series B Convertible Preferred Stock

On March 22, 2016, the Company filed with the Secretary of State of the State of Oklahoma a Certificate of Designation (the “Certificate of Designation”), setting for the Preferences, Rights and Limitation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”). The Two Million (2,000,000) shares of Series B Preferred designated under the Certificate of Designation have a stated value of $1.00 per share (the “Stated Value”). Under the Certificate of Designation, the holders of the Series B Preferred have the following rights, preferences and privileges:

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of Series B Preferred are not entitled to receive dividends but have voting rights equal to the number of shares of the Company’s Common Stock into which their Series B Preferred can be converted, whether or not the shares are available for issuance.

At the option of the holder, Series B Preferred may be converted in whole or in part, from time to time, into 6.38 post-split shares of Common Stock. The Series B Preferred Stock will automatically be converted into Common Stock if (i) at any time the 5 day average VWAP of the Company’s Common Stock prior to such automatic conversion is equal to pre-split $0.10 or more; or (ii) the Company enters into a transaction for which the Company enters into a share exchange agreement or agreement and plan of merger, which agreement is executed within ninety (90) days after the date of the Certificate of Designation and pursuant to which the Company thereafter becomes a consolidated company with another entity, and the Company issues equity securities of the Company. Such automatic conversion would be converted by the same method described above for discretionary conversions.

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

On September 30, 2016, the Company filed with the Secretary of State of the State of Oklahoma a Certificate of Amendment to the Certificate of Designation, increasing the number of authorized shares of Series B Preferred Stock from 2,000,000 shares to 6,600,000 shares.

Pursuant to the Share Exchange Agreement (see Note 2), the Group issued 4,760,872 shares of the Group’s Series B Convertible Preferred Stock in the reverse acquisition of Coretec. On July 27, 2017 the 4,760,872 Series B Preferred stock issued in the acquisition of Coretec and the previously issued 1,797,473 Preferred stock was converted into 41,842,241 post-split common shares of the Company which thereby retired all of the Series B stock.

Michael Kraft Options

On March 21, 2017, the Company and Mr. Michael Kraft entered into a Consulting Agreement whereby Mr. Kraft became the new CEO of the Company. Pursuant to the agreement the Company granted Mr. Kraft an option to purchase from the Company $50,000 of common stock at the market price on the date of the execution of the Reverse Split, which became effective on June 28, 2017. Accordingly, the $50,000 value of options calculates to 208,160 shares based upon the $0.24 closing price on June 28, 2017.

The $50,000 estimated fair value of option to purchase common stock issued in June 2017 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 260.52% is based on the historical volatility of the stock. The risk-free interest rate of 1.84% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the option of ten years is based on historical exercise behavior and expected future experience.

Golden State and Other Warrants

As of December 31, 2017, Golden State has warrants outstanding to purchase 61 shares of common stock at a price of $114,450 per share which expire December 31, 2017, subsequently extended to June 30, 2018. Global Capital has warrants outstanding to purchase 1,000 shares of common stock at a price of $0.96 per shares which expire on March 31, 2019. Additionally, from the Series A preferred stock issuance, there were 31,667 remaining warrants to purchase common shares at $1.65 per share that were issued to Victor Keen, Co-Chairman of the Board of Directors of the Company, which expire on January 17, 2018.

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2017, the Company conducted a private placement with a related party, Victor Keen, Co-Chairman of the Board of Directors of the Company, pursuant to which it sold 20,000,000 shares of common stock, for a purchase price of $750,000.

Simultaneously, the Company issued an option to purchase an aggregate of 2,666,667 shares of common stock to a third-party accredited investor as an inducement to provide Victor Keen with a personal loan, the proceeds from which the Victor Keen used to partially fund his purchase of the shares.

The option is exercisable, at any time on or after the initial issuance date, at an exercise price of $0.0375 per share, subject to adjustment, and expires one year from the date of issuance.

The $750,000 in proceeds received for the common stock issued and the option to purchase common stock were recorded using the relative fair value method under the guidance in ASC 470-20-25-2. The fair value of the 20,000,000 shares of common stock issued was determined using the quoted closing price of $0.28 and the option was valued based on the Black Scholes valuation on November 15, 2017 of $714,719. Based on the proportion of the fair values to the sum of the fair values of the common stock and the option, $665,113 (89%) was allocated to the common stock and $84,887 (11%) was allocated to the option.

The $714,719 estimated fair value of option to purchase common stock issued in November 2017 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 300.18% is based on the historical volatility of the stock. The risk-free interest rate of 1.55% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the option of one year is based on the historical exercise behavior and expected future experience.

Warrants Summary

The following table summarizes the Company’s warrant activity during the year ended December 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2016	65,228	$108.00
Granted	-	-
Expired	(32,500)	1.65
Exercised	-	-

Outstanding, December 31, 2017	32,728	$215.15	0.09	$-

Exercisable, December 31, 2017	32,728	$215.15	0.09	$-

The following table summarizes the Company’s warrants as of December 31, 2017:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$1.65	31,667	0.05	31,667
$0.96	1,000	1.25	1,000
$114,450	61	0.50	61
	32,728	0.09	32,728

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

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s option activity during the year ended December 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2016	76,577	$24.00	1.0	-
Granted	2,874,827	0.05	1.7	-
Expired	(1,142)	105.00	1.0	-
Exercised	-	-	-	-
Outstanding, December 31, 2017	2,950,262	$0.63	1.5	$-

Exercisable, December 31, 2017	2,950,262	$0.63	1.5	$-

The following table summarizes the Company’s options as of December 31, 2017:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$.24	208,160	9.0	208,160
$.04	2,666,667	0.9	2,666,667
$3.00	66,667	0.3	66,667
$52.50	4,383	2.5	4,383
$70.26	3,449	4.5	3,449
$420.00	565	3.4	565
$577.50	155	0.8	155
$2,520.00	196	0.2	196
$10,500.00	20	0.3	20
	2,950,262	1.5	2,950,262

Note 8 – Incentive Stock Plan

In March 2014, the Company’s 2014 Equity Incentive Plan (the “2014 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. As of December 31, 2017, there were 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the Company’s 2015 Equity Incentive Plan (the “2015 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March 2015. There are 142,244 shares available for issuance under the 2015 EIP as of December 31, 2017.

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Office Lease

The Company has an amended office lease in Tulsa, Oklahoma that will expire on July 31, 2018. At December 31, 2017, the minimum future lease payments to be paid under the non-cancellable lease are $13,000. Rent expense for operating leases was $31,560 and $28,000 for the years ended December 31, 2017 and 2016 respectively.

Note 10 – Related Party Transactions

During the year ended December 31, 2015, the Company advanced $5,000 to an entity partially owned by a former member of Coretec. This amount was due on demand and repaid in April 2016.

The Company entered into a consulting agreement dated July 7, 2015 with Mr. Doug Freitag, who became the Company’s CEO on October 1, 2016. Mr. Freitag’s field of consultation was in the area of working as a federal business and private sector business consultant and technical consultant. The work under this consulting agreement was performed for the Company, in support of business development, research, development, and commercialization activities. The consulting agreement was effective as of July 2015 and continued in full force through July 2016 and will continue monthly thereafter, unless terminated under the terms of the agreement. On October 1, 2016, the Company entered into a consulting agreement with Mr. Doug Freitag which replaced the previous agreement, but the terms are identical. The consulting agreement was effective as of October 1, 2016 and continued in full force and effect through December 31, 2016. The Company paid Mr. Freitag a fee of $185 per hour. The Company entered into a third consulting agreement on January 1, 2017 with Mr. Freitag. Under the terms of the one-year agreement, Mr. Freitag’s fee is $194 per hour.

The Company paid Mr. Freitag a fee of $58,054 and $100,517 for the years ended December 31, 2017 and 2016 respectively. Mr. Freitag assumed a strategic consulting role as the Company’s Vice President of Technology and remained on the Company’s Board of Directors until his resignation on August 20, 2017. On March 21, 2017, Doug Freitag resigned as Chief Executive Officer of the Company in order to allow Michael A. Kraft to take over in his place as the Company’s newly appointed Chief Executive Officer. In connection with Mr. Kraft’s appointment, the Company entered into a consulting agreement with Mr. Kraft, pursuant to which it agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month to the Company and a $25,000 bonus payable in the Company’s restricted stock upon the occurrence of certain events. In addition, the Company agreed to issue to Mr. Kraft, an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date on which certain milestones are completed. During the year ended December 31, 2017, the company recognized $177,500 of expense under the terms of the agreement.

At December 31, 2016 the Company had an aggregate balance of $440,500 of advances due to Mr. Victor Keen. During the year ended December 31, 2017, Mr. Keen advanced the Company an additional $156,000 such that as of December 31, 2017, an aggregate amount of $596,500 is due to Mr. Keen under the terms of a 14% Term loan which is included in notes payable – related party (see Note 5).  As of December 31, 2017, accrued interest related to the 14% Term loan due June 2018 amounted to $102,247 and interest expense was $81,729 during the year ended December 31, 2016.

During the years ended December 31, 2017 and 2016, CJNDL, a company owned by Mr. Simon Calton, a director of the Company, advanced $52,109 and $613,825, respectively to the Company under the terms of two loans, which are included in term loans (see Note 5). As of December 31, 2017, accrued interest related to the 14% Term loans due June 2018 amounted to $139,323 and interest expense was $88,532 and $42,738 during the years ended December 31, 2017 and 2016, respectively.

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019. The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to certain conversions as discussed in Note 5.

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to certain conversions discussed in Note 5.

On November 15, 2017, the Company conducted a private placement with Victor Keen, Co-Chairman of the Board of Directors of the Company, pursuant to which it sold 20,000,000 shares of common stock for a purchase price of $750,000.

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Subsequent Events

Debentures Payable

Subsequent to December 31, 2017, Golden State extended their debenture and note payable to June 30, 2018.

Subsequent to December 31, 2017, Golden State converted $225 of the 4.75% convertible debenture into 244,618 shares of common stock at $0.100256 per share and exercised 0.2143 warrants at $114,450 per share for $24,525, which was applied to the $40,000 9% note which had a balance of $25,341, leaving a balance of $816 on the 9% note.

Incentive stock Plan

In January 2018, the Company’s 2018 Equity Incentive Plan (the “2018 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2018 EIP shall not exceed fifteen million (15,000,000) shares. The shares are included in a registration statement filed January 2018. There are 15,000,000 shares available for issuance under the 2018 EIP.

Common stock issued

The Company issued an aggregate of 552,924 shares of the Company’s common stock on February 15, 2018. The Company had agreed to issue to certain consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, shares of common stock in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $71,880 owed by the Company to the Recipients. Among the Recipients were (i) Doug Freitag, the Company’s former Chief Executive Officer, who received 322,154 shares of common stock in satisfaction of $41,880 owed to him for services he provided to the Company; (ii) Concordia Financial Group, the Company’s financial consultant, who received 230,770 shares of common stock satisfaction of $30,000 owed for services provided to the Company under the terms of the independent consulting agreement.

License Agreement

As of December 31, 2017, and pursuant to the NDSU/RF Agreement, Coretec was in arrears on certain payment obligations in the amount of $139,800.  Accordingly, as of December 31, 2017, Coretec would be considered in default under the NDSU/RF Agreement, because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the NDSU/RF Agreement, including an option to terminate the agreement if we do not cure the default within 10 business days after receiving written notice by NDSU/RF.  Although NDSU/RF provided a written notice on or around February 7, 2018, NDSU/RF subsequently retracted the notice and agreed to forbear from enforcing any defaults prior to March 30, 2018.  Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the NDSU/RF Agreement. In connection with such objective, Coretec expects to send NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default.  As of the date of this report, there have been no legal proceedings initiated in connection with the NDSU/RF Agreement.  However, no assurances can be made that the active communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.