Form 10-Q
period 2018-03-31
CORETEC GROUP INC.
filed 2018-05-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 15, 2018, the issuer had 67,582,970 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$142,581	$470,630
Prepaid expenses	26,595	35,358
Total current assets	169,176	505,988

Property and equipment, net	1,449	1,638

Other assets:
Patents, net	1,279,656	1,299,714
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,447,971	1,468,029
Total Assets	$1,618,596	$1,975,655

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes payable - related party	$1,393,232	$1,262,434
Notes and debentures payable	73,292	110,788
Accounts payable and accrued expenses	581,714	755,481
Accrued interest payable - related party	309,080	258,815
Accrued interest payable	23,736	22,984
Total current liabilities	2,381,054	2,410,502

Long term debt:
Notes payable - related party, net of current portion and discount	38,736	124,422
Total Liabilities	2,419,790	2,534,924

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 67,582,970 and 66,785,428 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	13,517	13,357
Additional paid-in capital	2,117,111	2,020,642
Accumulated deficit	(2,931,891)	(2,593,337)
Total Stockholders' Deficiency	(801,194)	(559,269)
Total Liabilities and Stockholders' Deficiency	$1,618,596	$1,975,655

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Income:
Revenue	$-	$-

Expenses:
Research and development	20,918	105,370
General and administrative	221,303	281,331
Interest	96,333	42,166

Total expenses	338,554	428,867

Net loss	$(338,554)	$(428,867)

Loss per share:
Basic and diluted	$(0.005)	$(0.087)

Weighted average shares outstanding, basic and diluted	67,278,621	4,939,182

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Three Months Ended March 31, 2018

  (unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2017	345,000	$69	66,785,428	$13,357	$2,020,642	$(2,593,337)	$(559,269)
Warrants exercised	-	-	-	-	24,525	-	24,525
Debentures converted to common stock	-	-	244,618	49	176	-	225
Common stock issued for liabilities	-	-	552,924	111	71,768	-	71,879
Net loss for the period	-	-	-	-	-	(338,554)	(338,554)
Balance March 31, 2018	345,000	$69	67,582,970	$13,517	$2,117,111	$(2,931,891)	$(801,194)

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(338,554)	$(428,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	279
Amortization - intangible assets	20,058	23,391
Amortization - debt discount	45,111	357
Change in:
Prepaid expenses	8,763	15,404
Accounts payable and accrued liabilities	(50,870)	126,312

Net cash used in operating activities	(315,302)	(263,124)

Cash Flows from Financing Activities
Payments on insurance premium financing	(12,747)	(12,246)
Proceeds from note payable-related party	-	386,750
Net cash provided by (used in) financing activities	(12,747)	374,504

Net change in cash	(328,049)	111,380
Cash, beginning of period	470,630	594

Cash, end of period	$142,581	$111,974

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$206	$340
Non-Cash Financing Activities
Debentures and warrants converted to common shares	$24,750	$-
Common stock issued for liabilities	$71,879	$-

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

Authorization of Reverse Stock Split

On February 21, 2017 (the “Record Date”), the Board of Directors unanimously approved, and a majority of the Company’s stockholders, as of the Record Date, approved by written consent pursuant to Section 18-1073 of the Oklahoma Act, to permit the Company’s Board of Directors, in its sole discretion, to effectuate one or more consolidations of the issued and outstanding shares of common stock at some future date no later than the first anniversary of the Record Date, pursuant to which the shares of common stock would be combined and reclassified into one validly issued fully paid and non-assessable share of common stock at a ratio (the “Reverse Split Ratio”) within the range of 1-for-50 and up to 1-for-300 (the “Reverse Split Range”), with each stockholder otherwise entitled to receive a fractional share of common stock as a result of the Reverse Stock Split. Effective June 28, 2017, a Reverse Stock Split pursuant to the maximum stated Reverse Split Ratio, each 300 shares of our issued and outstanding common stock was automatically converted into 1 share of common stock

Basis of Presentation

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

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $2,931,891 for the period from inception (June 2, 2015) to March 31, 2018, has negative working capital of $2,211,878, and no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses.

THE CORETEC GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The Company intends to continue to raise additional capital through grants and debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Group and its wholly owned subsidiary, Coretec. Intercompany transactions and balances have been eliminated in consolidation.

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

THE CORETEC GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted loss per shares are calculated the same for all periods presented due to the net loss. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2018	2017
Options	2,950,066	76,291
Warrants	1,061	65,228
Series A convertible preferred stock	115,000	115,000
Series B convertible preferred stock	-	41,842,241
Convertible debentures	102,389,112	33,129,894
Total potentially dilutive shares	105,455,239	75,228,654

The table above for all periods has been retroactively adjusted to reflect the Reverse Split.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 7.

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, specifically equity investments and financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for annual and interim periods beginning after December 15, 2017. ASU 2016-01 did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. ASU 2016-15 did not have a material impact on the Company’s cash flows.

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

The FASB has issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations because the Company currently has no revenue.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in this ASU are effective beginning after December 15, 2017, including interim periods within those periods and should be applied prospectively. The adoption of this standard did not have a material impact on its consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and labilities following the procedure that would be required in determining the fair value of assets acquires and labilities assumed in a business combination. Instead, an entity should perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this ASU are effective beginning after December 15, 2019, however early adoption is permitted beginning January 1, 2017 and should be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial position and results of operations.

THE CORETEC GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Debentures and Notes Payable

	March 31,	December 31,
	2018	2017
Notes and debentures payable:
5.25% Insurance premium finance agreement due June 2018	$8,576	$21,323
9% Promissory note due June 2018	816	25,341
4.75% Convertible debenture due June 2018	63,900	64,124
Total notes and debentures payable	$73,292	$110,788

Notes payable - related party:
14% Term loan due June 2018	$264,993	$264,993
14% Term loan due June 2018	596,500	596,500
14% Term loan due June 2018	400,941	400,941
7% Convertible promissory note due March 2019, net	130,798	98,187
7% Convertible promissory note due June 2019, net	38,736	26,235
Total notes payable - related party	1,431,968	1,386,856
Less current portion	(1,393,232)	(1,262,434)
Long term debt	$38,736	$124,422

5.25% Insurance premium finance agreement, due June 2018

The Company entered into an insurance financing agreement in 2017 totaling $37,711 due June 2018 and made payments of $12,474 during the three months ended March 31, 2018.

9% Promissory note due June 2018

On April 26, 2016, the Company signed a 9% promissory note with Golden State in the amount of $40,000. Golden State advanced the $40,000 on the note and, on June 16, 2016, applied $14,659 to fund the exercise of warrants under the terms of the 4.75% convertible debenture (described below) held by Golden State, leaving $25,341 outstanding on the 9% promissory note as of December 31, 2017. On January 8, 2018 Golden State applied $24,525 to fund the exercise of warrants under the terms of the 4.75% convertible debenture leaving $816 outstanding on the 9% promissory note as of March 31, 2018.

4.75% Convertible debenture due June 2018

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014 and subsequently extended to June 30, 2018 and warrants to buy 61 post-split equivalent shares of common stock at a post-split exercise price of $114,450 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. On January 8, 2018, Golden State converted $225 of the 4.75% convertible debenture into 244,618 shares of common stock at $0.100256 per share and exercised 0.2143 warrants at $114,450 per share for $24,525.

 14% Term loan due June 2018, related party

On April 18 2016, the Company entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”) agreed to provide the Company a loan facility of up to $100,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2018. CJNDL has advanced $264,993 ($164,993 in excess of the facility) on the loan as of December 31, 2017. During 2017, CJND agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due June 2018, related party

On February 24, 2016, the Company entered into an unsecured loan agreement whereby Victor Keen, Co-Chairman of the Company (“Keen”) agreed to provide the Company a loan facility of up to $300,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2018. Keen has advanced $596,500 ($276,500 in excess of the facility) on the loan through December 31, 2017. During 2017, Keen agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note.

THE CORETEC GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14% Term loan due June 2018, related party

On June 1, 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. The total amount of borrowings by Coretec shall not exceed $500,000. Coretec accrues interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $400,941 on the loan. Outstanding borrowings are secured by substantially all assets of the Company. The note is due on June 29, 2018.

7% Convertible promissory note due March 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”). The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $32,610 and $357 was amortized during the three months ended March 31, 2018 and 2017 respectively.

7% Convertible promissory note due June 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $12,501 was amortized during the three months ended March 31, 2018.

THE CORETEC GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Commitments and Contingencies

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

North Dakota State University Research Foundation License Agreement

Under the terms of the Exclusive License agreement signed on June 16, 2016 with North Dakota State University Research Foundation (“NDSU/RF”), the Group has been unable to make timely payment and meet certain milestones in accordance with the agreement. The delinquent payments of approximately $139,800 bear interest at 18% and the related interest is approximately $14,000 as of March 31, 2018. The License Agreement is currently being renegotiated with NDSURF and all terms and milestone are being evaluated. The Group expects that the discussion will cure the default.

License Agreement

As of March 31, 2018, and pursuant to the NDSU/RF Agreement, Coretec was in arrears on certain payment obligations in the amount of $139,800.  Accordingly, Coretec would be considered in default under the NDSU/RF Agreement, because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the NDSU/RF Agreement, including an option to terminate the agreement if Coretec does not cure the default within 10 business days after receiving written notice by NDSU/RF.  Although NDSU/RF provided a written notice on or around February 7, 2018, NDSU/RF subsequently retracted the notice and agreed to forbear from enforcing any defaults prior to March 30, 2018.  Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the NDSU/RF Agreement. In connection with such objective, Coretec sent NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default.  As of the date of this report, there have been no legal proceedings initiated in connection with the NDSU/RF Agreement and Coretec continues to actively communicate with NDSU/RF in order to determine the path forward and/or satisfy outstanding obligations, if any, of the parties.  However, no assurances can be made that the active communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.  (see note 7)

Supply Agreement

On December 13, 2016, the Company entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement was for the purchase and sale of Cyclohexasilane (“CHS”) or the “Products”) as set forth in the Supply Agreement, pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for the duration of three years from the effective date.

An initial estimate of pricing for the Products was set forth in the Supply Agreement, which varies from $28/gram to $35/gram based on the quantity that was to be purchased. Final pricing would have been reviewed and adjusted annually based on prior year’s consumption and/or as the global economic conditions dictated, taking into account market conditions and raw material price fluctuations.

Under the terms of the Supply Agreement, Gelest would have scaled-up production of CHS, within their available capacity of 12-18 Kg per year, and further optimize the manufacturing process licensed by the purchaser from NDSU Research Foundation (“NDSU/RF”). The term of this project was 90 days from the receipt of the first installment of YSi6Cl14 salt from the purchaser. The cost for scale-up and manufacturing optimization was $180,000 to be paid by the purchaser in two installments. The initial installment of $18,000 was paid upon finalizing this Supply Agreement. The second installment of $162,000 was to be paid net 30 days from availability for shipment of between 200 – 400 grams of the initial product of the quality stated in the Supply Agreement. As of the date of filing, the Company has not paid the second installment, as the parties mutually agreed to cancel the agreement.    (see Note 7)

Office Lease

The Company entered into a lease agreement in June 2015 for office space in North Dakota that was canceled on April 30, 2017 with no cancellation costs paid or due. The Company has an amended office lease in Tulsa, Oklahoma that will expire on July 31, 2018.  Rent expense for operating leases was $5,742 and $11,685 for the three-month periods ended March 31, 2018 and 2017, respectively.

Note 6 – Options Issued to Purchase Common Stock

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

The $50,000 estimated fair value of the option to purchase common stock issued in 2017 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 260.52% is based on the historical volatility of the stock. The risk-free interest rate of 1.84% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the option of ten years is based on historical exercise behavior and expected future experience.

Note 7 – Subsequent Events

Subsequent to March 31, 2018, Gelest and the Company mutually agreed to convert the December 13, 2016 CHS Supply Agreement, now mutually cancelled, to an agreement under which Gelest will provide CHS storage and handling, website and catalog listings of CHS produced by or for the Company for sale to its customers, and customer service, including trans-fill of customer cylinders. In connection with the changed direction of the Company’s business model and the newly defined relationship with Gelest, the Company is in discussions with NDSU and NDSU/RF in order to determine the path forward and/or satisfy outstanding obligations, if any, of the parties with respect to the NDSU/RF Agreement dated June 16, 2016.

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

This Quarterly Report on Form 10-Q includes the accounts of The Coretec Group Inc., an Oklahoma corporation, together with its wholly-owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation formed in North Dakota (individually referred to as “Coretec”). References in this Report to “we,” “our,” “us” or the “Group” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise. The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

On September 30, 2016 (the “Closing Date”), we closed a transaction contemplated by a Share Exchange Agreement dated May 31, 2016 (the “Share Exchange Agreement”) with Coretec Industries, LLC (“Coretec”). Pursuant to the Share Exchange Agreement, Coretec became a wholly-owned subsidiary of the Group (collectively, the “Company”). Coretec was organized on June 2, 2015 in the state of North Dakota. It is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for medical, electronic, photonic, display, and lighting markets among others.

The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

●	Providing technological support to advance the refinement of CSpace image material;

●	Adding recognized expertise to the team;

●	Creating the opportunity for near-term revenue; and

●	Adding a significant portfolio of Intellectual Property.

Recent Developments

Subsequent to March 31, 2018, Gelest and the Company mutually agreed to convert the December 13, 2016 CHS Supply Agreement, now mutually cancelled, to an agreement under which Gelest will provide CHS storage and handling, website and catalog listings of CHS produced by or for the Company for sale to its customers, and customer service, including trans-fill of customer cylinders. In connection with the changed direction of the Company’s business model and the newly defined relationship with Gelest, the Company is in discussions with NDSU and NDSU/RF in order to determine the path forward and/or satisfy outstanding obligations, if any, of the parties with respect to the NDSU/RF Agreement dated June 16, 2016.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Revenue

We did not have revenue for the three-month periods ended March 31, 2018 and 2017.

Research and Development Expenses

The research and development expenses were $20,918 for the three months ended March 31, 2018, as compared to 105,370 for the three months ended March 31, 2017.  The approximate $85,000 decrease was a net result of the decrease in activity with NDSU under the Exclusive License and the cost incurred under the Sponsored Research Agreement (“SRA”) with NDSU of approximately $82,000 and a decrease of patent amortization of approximately $3,000.

General and Administrative Expenses

Our general and administrative expenses were $221,303 for the three months ended March 31, 2018, as compared to $281,331 for the three months ended March 31, 2017.  The approximate $60,000 decrease is due primarily to the decreased costs in our accounting fees of $24,000 and filing fees of $6,000 incurred during the acquisition period of Coretec. Additionally, legal fees decreased by approximately $21,000 during the three-months ended March 31, 2018 related to the reverse acquisition. Rent decreased by approximately $6,000 due to the closing of the North Dakota office and computer expense decreased by approximately $3,000.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $96,333 as compared to $42,166 for the three months ended March 31, 2017.  The approximate $54,000 increase was a result of the increase in the amount of our notes payable and debentures payable outstanding during the period and the amortization of the debt discount on the Victor Keen loans.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services whenever possible. The operating budget consists of the following expenses:

●	Research and development expenses pursuant to the development of an initial demonstrable prototype and a second prototype for static volume technology.
●	Acceleration of research and development through increased research personnel as well as other research agencies.
●	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
●	Hiring executive officers for technology, operations and finance.
●	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.

Our independent registered public accountants, in their audit report accompanying our consolidated financial statements for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern due to our organization having insufficient revenues to fund development and operating expenses.

We had net cash of $142,581 at March 31, 2018.

We had negative working capital of $2,211,878 at March 31, 2018.

During the three months ended March 31, 2018, we used $315,303 of cash for operating activities, an increase of $52,179 or 20% compared to the three months ended March 31, 2017. The net increase in the use of cash for operating activities was a result of a decrease in the net loss of $90,313 and the increase in the amortization of debt discount of $44,754 partially offset by a decrease in accounts payable and accrued liabilities of $177,182, and a decrease in prepaid expenses of $6,641.

During the three months ended March 31, 2018, there was $12,747 of net cash used in financing activities, a decrease of $387,251 or 103% compared to the three months ended March 31, 2017. The decrease was primarily a result of $386,750 of proceeds from note advances from a related party and an approximate $500 increase in payments on our insurance premium financing.

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

Significant Accounting Policies

There has been no change in the significant accounting policies summarized in our Form 10-K for the year ended December 31, 2017, which was filed on April 2, 2018.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

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

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

THE CORETEC GROUP INC.

Date: May 15, 2018	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer