Form 10-Q
period 2018-06-30
CORETEC GROUP INC.
filed 2018-08-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, the issuer had 68,105,598 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$30,528	$470,630
Prepaid expenses	13,412	35,358
Total current assets	43,940	505,988

Property and equipment, net	1,260	1,638

Other assets:
Patents, net	1,259,599	1,299,714
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,427,914	1,468,029
Total Assets	$1,473,114	$1,975,655

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes payable - related party, net of discount	$1,477,078	$1,262,434
Notes and debentures payable	63,675	110,788
Accounts payable and accrued expenses	514,062	755,481
Accrued interest payable - related party	359,846	258,815
Accrued interest payable	24,505	22,984
Total current liabilities	2,439,166	2,410,502

Notes payable - related party, net of current portion and discount	-	124,422
Total Liabilities	2,439,166	2,534,924

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 67,979,605 and 66,785,428 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	13,596	13,357
Additional paid-in capital	2,141,838	2,020,642
Accumulated deficit	(3,121,555)	(2,593,337)
Total Stockholders' Deficiency	(966,052)	(559,269)
Total Liabilities and Stockholders' Deficiency	$1,473,114	$1,975,655

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	21,182	155,437	42,100	260,807
General and administrative	211,829	315,489	433,129	596,820
Interest	96,442	81,497	192,778	123,663

Total expenses	329,453	552,423	668,007	981,290
Other income:
Gain on settlemment of accounts payable	139,789	-	139,789	-

Net loss	$(189,664)	$(552,423)	$(528,218)	$(981,290)

Loss per share:
Basic and diluted	$(0.003)	$(0.112)	$(0.008)	$(0.199)

Weighted average shares outstanding, basic and diluted	67,744,239	4,939,182	67,512,716	4,939,182

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

  (unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2017	345,000	$69	66,785,428	$13,357	$2,020,642	$(2,593,337)	$(559,269)
Warrants exercised	-	-	-	-	49,106	-	49,106
Debentures converted to common stock	-	-	641,253	128	322	-	450
Common stock issued for liabilities	-	-	552,924	111	71,768	-	71,879
Net loss for the period	-	-	-	-	-	(528,218)	(528,218)
Balance June 30, 2018	345,000	$69	67,979,605	$13,596	$2,141,838	$(3,121,555)	$(966,052)

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(528,218)	$(981,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	378	498
Amortization - intangible assets	40,116	46,782
Amortization - debt discount	90,222	34,200
Options issued for common stock	-	50,000
Gain on settlement of accounts payable	(139,789)	-
Loss on sale of property and equipment	-	3,259
Change in:
Prepaid expenses	21,946	29,390
Accounts payable and accrued liabilities	72,801	359,702

Net cash used in operating activities	(442,544)	(457,459)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,268)
Proceeds from sale of property and equipment	-	2,500

Net cash provided by investing activities	-	232

Cash Flows from Financing Activities
Payment on insurance premium financing	(21,323)	(24,794)
Proceeds from exercise of warrants	23,765	-
Proceeds from note payable-related party	-	486,750
Net cash provided by financing activities	2,442	461,956

Net change in cash	(440,102)	4,729
Cash, beginning of period	470,630	594

Cash, end of period	$30,528	$5,323

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$210	$626
Non-cash Investing and Financing Activities
Debentures and warrants converted to common stock	$25,791	$-
Common stock issued for liabilities	$71,879	$-

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

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $3,121,555 for the period from inception (June 2, 2015) to June 30, 2018, has negative working capital of $2,395,226, and no revenues. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

Notes payable - The fair value of the Company’s notes payable has been estimated by the Company based upon the liability’s characteristics, including interest rate. The carrying value approximates fair value.

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

Basic and diluted loss per shares are calculated the same for all periods presented due to the net loss. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2018	2017
Options	2,883,379	284,166
Warrants	1,061	65,228
Series A convertible preferred stock	115,000	115,000
Series B convertible preferred stock	-	41,842,241
Convertible debentures	107,185,742	61,122,346
Total potentially dilutive shares	110,185,182	103,428,981

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07 – Compensation – Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting. The new guidance aligns the requirements for nonemployee share-based payments with the requirements for employee share-based payments. The Company does not expect the amendment, which is effective beginning with our 2019 fiscal year, to have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and labilities following the procedure that would be required in determining the fair value of assets acquired and labilities assumed in a business combination. Instead, an entity should perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this ASU are effective beginning after December 15, 2019, however early adoption is permitted beginning January 1, 2017 and should be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial position and results of operations.

Note 4 – Debentures and Notes Payable

	June 30,	December 31,
	2018	2017
Notes and debentures payable:
5.25% Insurance premium finance agreement due June 2018	$-	$21,323
9% Promissory note due June 2018	-	25,341
4.75% Convertible debenture due September 2018	63,675	64,124
Total notes and debentures payable	$63,675	$110,788

Notes payable - related party:
14% Term loan due June 2019	$264,993	$264,993
14% Term loan due June 2019	596,500	596,500
14% Term loan due June 2019	400,941	400,941
7% Convertible promissory note due March 2019, net	163,407	98,187
7% Convertible promissory note due June 2019, net	51,237	26,235
Total notes payable - related party	1,477,078	1,386,856
Less current portion	(1,477,078)	(1,262,434)
Long term debt	$-	$124,422

5.25% Insurance premium finance agreement, due June 2018

The Company entered into an insurance financing agreement in 2017 totaling $37,711 due June 2018 and made payments of $21,323 during the six months ended June 30, 2018.

9% Promissory note due June 2018

On April 26, 2016, the Company signed a 9% promissory note with Golden State in the amount of $40,000. Golden State advanced the $40,000 on the note and, on June 16, 2016, applied $14,659 to fund the exercise of warrants under the terms of the 4.75% convertible debenture (described below) held by Golden State, leaving $25,341 outstanding on the 9% promissory note as of December 31, 2017. During the six months ended June 30, 2018, Golden State applied $25,341 to fund the exercise of warrants under the terms of the 4.75% convertible debenture.

4.75% Convertible debenture due September 2018

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014 and subsequently extended to September 30, 2018 and warrants to buy 61 post-split equivalent shares of common stock at a post-split exercise price of $114,450 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. On January 8, 2018, Golden State converted $225 of the 4.75% convertible debenture into 244,618 shares of common stock at $0.0009 per share and exercised 0.2143 warrants at $114,450 per share for $24,525. On May 24, 2018, Golden State converted $225 of the 4.75% convertible debenture into 396,635 shares of common stock at $0.0006 per share and exercised 0.2143 warrants at $114,450 per share for $24,581.

 14% Term loan due June 2019, related party

On April 18 2016, the Company entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”) agreed to provide the Company a loan facility of up to $100,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2019. CJNDL has advanced $264,993 ($164,993 in excess of the facility) on the loan as of June 30, 2018. During 2017, CJND agreed that the excess amount funded to and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due June 2019, related party

On February 24, 2016, the Company entered into an unsecured loan agreement whereby Victor Keen, Co-Chairman of the Company (“Keen”) agreed to provide the Company a loan facility of up to $300,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2019. Keen has advanced $596,500 ($276,500 in excess of the facility) on the loan through June 30, 2018. During 2017, Keen agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due June 2019, related party

On June 1, 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. The total amount of borrowings by Coretec shall not exceed $500,000. Coretec accrues interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $400,941 on the loan. Outstanding borrowings are secured by substantially all assets of the Company. The note is due on June 29, 2019.

7% Convertible promissory note due March 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”). The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount is being amortized over the life of the debt and $65,220 and $32,967 was amortized during the six months ended June 30, 2018 and 2017 respectively.

7% Convertible promissory note due June 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount is being amortized over the life of the debt and $25,002 and $1,233 was amortized during the six months ended June 30, 2018 and 2017 respectively.

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

North Dakota State University Research Foundation License Agreement

Under the terms of the Exclusive License Agreement (the “License Agreement”) signed on June 16, 2016 with North Dakota State University Research Foundation (“NDSU/RF”), the Company was delinquent on payments of $139,789 and unable to meet certain milestones. A dispute arose between the Company and NDSU/RF regarding compensation and deliverables. The License Agreement was renegotiated with NDSU/RF and on June 29, 2018, the Company entered into a settlement agreement and general release (the “Settlement Agreement”) with NDSU/RF to resolve the dispute, pursuant to which the Company and NDSU/RF fully and forever released each other from the License Agreement and mutually released each other of all claims. Accordingly, the Company recognized a gain of $139,789 for the settlement of accounts payable during the three months ended June 30, 2018.

Supply Agreement

On December 13, 2016, the Company entered into a Supply Agreement (the “Supply Agreement”) with Gelest Inc., a Pennsylvania corporation (“Gelest”). This Supply Agreement was for the purchase and sale of Cyclohexasilane (“CHS” or the “Products”) as set forth in the Supply Agreement, pursuant to which the Company agrees to use Gelest as a primary source to manufacture the Products for the duration of three years from the effective date.

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

On April 6, 2018, Gelest and the Company mutually agreed to cancel the December 13, 2016 CHS Supply Agreement. The Company is currently negotiating an agreement with Gelest where Gelest will provide CHS storage and handling, website and catalog listings of CHS produced by or for the Company for sale to its customers, and customer service, including trans-fill of customer cylinders.

Office Lease

The Company entered into a lease agreement in June 2015 for office space in North Dakota that was canceled on April 30, 2017 with no cancellation costs paid or due. The Company has an amended office lease in Tulsa, Oklahoma that expired on July 31, 2018.  Rent expense for operating leases was $13,398 and $19,500 for the six-month periods ended June 30, 2018 and 2017, respectively. The Company is now on a month to month basis under the terms of the lease.

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

Note 7 – Subsequent Events

Subsequent to June 30, 2018, the Company issued 125,993 shares of common stock in payment of $7,662 of consulting services.

Subsequent to June 30, 2018, CJND, a company owned by Mr. Simon Calton, Co-Chairman of the Board of Directors, advanced an additional $40,000 under the terms of the 14% term loan.

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

Recent Developments

On April 6, 2018, Gelest and the Company mutually agreed to cancel the December 13, 2016 CHS Supply Agreement. The Company is currently negotiating an agreement with Gelest where Gelest will provide CHS storage and handling, website and catalog listings of CHS produced by or for the Company for sale to its customers, and customer service, including trans-fill of customer cylinders.

Under the terms of the Exclusive License Agreement (the “License Agreement”) signed on June 16, 2016 with North Dakota State University Research Foundation (“NDSU/RF”), the Company was delinquent on payments of $139,789 and unable to meet certain milestones. A dispute arose between the Company and NDSU/RF regarding compensation and deliverables. The License Agreement was renegotiated with NDSU/RF and on June 29, 2018, the Company entered into a settlement agreement and general release (the “Settlement Agreement”) with NDSU/RF to resolve the dispute, pursuant to which the Company and NDSU/RF fully and forever released each other from the License Agreement and mutually released each other of all claims. Accordingly, the Company recognized a gain of $139,789 for the settlement of accounts payable during the three months ended June 30, 2018.

Results of Operations

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Revenue

We did not have revenue for the three-month periods ended June 30, 2018 and 2017.

Research and Development Expenses

The research and development expenses were $21,182 for the three months ended June 30, 2018, as compared to $155,437 for the three months ended June 30, 2017.  The approximate $134,000 decrease was a result of the decrease in activity with NDSU/RF under the now cancelled License Agreement of approximately $77,000, the decrease cost incurred under the Sponsored Research Agreement (“SRA”) with NDSU/RF of approximately $54,000 and the decrease cost of patent amortization of approximately $3,000.

General and Administrative Expenses

Our general and administrative expenses were $211,829 for the three months ended June 30, 2018, as compared to $315,489 for the three months ended June 30, 2017.  The approximate $104,000 net decrease is due primarily to a decrease in stock bonuses and stock options issued of $75,000, approximately $17,000 decrease in consulting fees, approximately $24,000 decrease in filing fees, approximately $3,000 decrease in office supplies, approximately $7,000 decrease in web page design and telephone charges, and a decrease in contract labor cost of approximately $2,000. The decreases were offset by the approximately $14,000 increase in marketing cost and approximately $10,000 in legal fees.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $96,442 as compared to $81,497 for the three months ended June 30, 2017.  The approximate $15,000 increase was a result of the increase in the amount of our notes payable and debentures payable outstanding during the period.

Other Income

The Company recognized a gain of $139,789 for the settlement of accounts payable during the three months ended June 30, 2018.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

Revenue

We did not have revenue for the six-month periods ended June 30, 2018 and 2017.

Research and Development Expenses

The research and development expenses were $42,100 for the six months ended June 30, 2018, as compared to $260,807 for the six months ended June 30, 2017.  The approximate $219,000 decrease was a result of the decrease in activity with NDSU/RF under the now cancelled Exclusive License Agreement of approximately $119,000, the decrease in cost incurred under the SRA with NDSU/RF of approximately $93,000, and the approximately $7,000 decrease amortization of other intangible assets.

General and Administrative Expenses

Our general and administrative expenses were $433,129 for the six months ended June 30, 2018, as compared to $596,820 for the six months ended June 30, 2017.  The approximately $164,000 decrease is due primarily to a decrease in stock bonuses and stock options issued of $75,000, approximately $38,000 decrease in consulting fees, approximately $29,000 decrease in filing fees, approximately $21,000 decrease in accounting fees, approximately $7,000 decrease in legal fees, approximately $6,000 decrease in rent from closing the North Dakota office, approximately $4,000 decrease in office supplies, approximately $5,000 decrease in web page design, and a decrease in contract labor cost of approximately $2,000. The decreases were offset by the approximately $23,000 increase in marketing cost.

Interest Expense

Interest expense for the six months ended June 30, 2018 was $192,778 as compared to $123,663 for the six months ended June 30, 2017.  The approximate $69,000 increase was a result of the increase in the amount of our notes payable and debentures payable outstanding during the period.

Other Income

The Company recognized a gain of $139,789 for the settlement of accounts payable during the six months ended June 30, 2018.

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

We had net cash of $30,528 at June 30, 2018.

We had negative working capital of $2,395,226 at June 30, 2018.

During the six months ended June 30, 2018, we used $442,544 of cash for operating activities, a net decrease of $14,915 or 3% compared to the six months ended June 30, 2017. The net decrease in the use of cash for operating activities was a result of a decrease in the net loss of $453,072 and the increase in the amortization of debt discount of $56,022, the increase in amortization of intangible assets of $6,666, offset by a decrease in accounts payable and accrued liabilities of $286,901, a gain on settlement of accounts payable of $139,789, a decrease in options issued for services of $50,000 and a decrease in prepaid expenses of $7,444.

During the six months ended June 30, 2018, there was $-0- of net cash provided by investing activities, a decrease of $232 or 100% compared to the six months ended June 30, 2017. The decrease was a result of no investing activity in 2018.

During the six months ended June 30, 2018, there was $2,442 of net cash provided by financing activities, a decrease of $459,514 or 99% compared to the six months ended June 30, 2017. The decrease was a result of $486,750 decrease in proceeds from note advances from a related party, an increase in proceeds from exercise of warrants of $23,765 and a $3,471 decrease in payments on our insurance premium financing.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

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

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

4.75% Convertible debenture due September 2018

On January 8, 2018, Golden State converted $225 of the 4.75% convertible debenture into 244,618 shares of common stock at $0.0009 per share and exercised 0.2143 warrants at $114,450 per share for $24,525.  On May 24, 2018, Golden State converted $225 of the 4.75% convertible debenture into 396,635 shares of common stock at $0.0006 per share and exercised 0.2143 warrants at $114,450 per share for $24,581.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

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

THE CORETEC GROUP INC.

Date: August 14, 2018	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer