Form 10-Q
period 2018-09-30
CORETEC GROUP INC.
filed 2018-11-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 14, 2018, the issuer had 68,474,520 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$9,256	$470,630
Prepaid expenses	52,073	35,358
Total current assets	61,329	505,988

Property and equipment, net	1,071	1,638

Other assets:
Patents, net	1,239,542	1,299,714
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,407,857	1,468,029
Total Assets	$1,470,257	$1,975,655

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes payable - related party, net of discount	$1,632,189	$1,262,434
Notes and debentures payable	108,088	110,788
Accounts payable and accrued expenses	525,656	755,481
Accrued interest payable - related party	412,927	258,815
Accrued interest payable	25,278	22,984
Total current liabilities	2,704,138	2,410,502

Notes payable - related party, net of current portion and discount	-	124,422
Total Liabilities	2,704,138	2,534,924

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 68,179,148 and 66,785,428 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	13,636	13,357
Additional paid-in capital	2,153,792	2,020,642
Accumulated deficit	(3,401,378)	(2,593,337)
Total Stockholders' Deficiency	(1,233,881)	(559,269)
Total Liabilities and Stockholders' Deficiency	$1,470,257	$1,975,655

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	20,057	62,075	62,157	322,882
General and administrative	158,908	173,023	592,037	769,842
Interest	100,858	96,427	293,636	220,091

Total expenses	279,823	331,525	947,830	1,312,815

Gain on settlement of accounts payable	-	-	139,789	-

Net loss	$(279,823)	$(331,525)	$(808,041)	$(1,312,815)

Loss per share:
Basic and diluted	$(0.004)	$(0.010)	$(0.012)	$(0.088)

Weighted average shares outstanding, basic and diluted	68,146,829	34,826,497	67,726,410	14,901,620

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Nine Months Ended September 30, 2018
(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2017	345,000	$69	66,785,428	$13,357	$2,020,642	$(2,593,337)	$(559,269)
Warrants exercised	-	-	-	-	49,106	-	49,106
Debentures converted to common stock	-	-	641,253	128	322	-	450
Common stock issued for liabilities	-	-	552,924	111	71,768	-	71,879
Common stock issued for services	-	-	199,543	40	11,954	-	11,994
Net loss for the period	-	-	-	-	-	(808,041)	(808,041)
Balance September 30, 2018	345,000	$69	68,179,148	$13,636	$2,153,792	$(3,401,378)	$(1,233,881)

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(808,041)	$(1,312,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	567	687
Amortization - intangible assets	60,172	70,173
Amortization - debt discount	135,333	79,311
Common stock issued for services	11,994	-
Options issued for common stock	-	50,000
Gain on settlement of accounts payable	(139,789)	-
Loss on sale of property and equipment	-	3,259
Change in:
Prepaid expenses	32,139	(4,605)
Accounts payable and accrued liabilities	138,249	572,466

Net cash used in operating activities	(569,376)	(541,524)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,268)
Proceeds from sale of property and equipment	-	2,500

Net cash provided by investing activities	-	232

Cash Flows from Financing Activities
Payments on insurance premium financing	(25,764)	(27,950)
Proceeds from exercise of warrants	23,765	-
Proceeds from notes payable-related party	110,001	584,461
Net cash provided by financing activities	108,002	556,511

Net change in cash	(461,374)	15,219
Cash, beginning of period	470,630	594

Cash, end of period	$9,256	$15,813

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,898	$2,402
Non-Cash Investing and Financing Activities
Debentures and warrants converted to common stock	$25,791	$-
Common stock issued for liabilities	$71,879	$-
Common stock issued for services	$11,994	$-
Series B Preferred shares converted to common shares	$-	$1,312

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

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $3,401,378 for the period from inception (June 2, 2015) to September 30, 2018, has negative working capital of $2,642,809, and no revenues. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

Basic and diluted loss per shares are calculated the same for all periods presented due to the net loss. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2018	2017
Options	2,883,379	284,166
Warrants	1,061	65,228
Series A convertible preferred stock	115,000	115,000
Series B convertible preferred stock	-	41,842,241
Convertible debentures	166,249,033	61,122,346
Total potentially dilutive shares	169,248,473	103,428,981

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

Note 4 – Debentures and Notes Payable

	September 30,	December 31,
	2018	2017
Notes and debentures payable:
6.05% Insurance premium finance agreement due June 2019	$44,413	$-
5.25% Insurance premium finance agreement due June 2018	-	21,323
9% Promissory note due June 2018	-	25,341
4.75% Convertible debenture due December 2018	63,675	64,124
Total notes and debentures payable	$108,088	$110,788

Notes payable - related party:
14% Term loan due June 2019	$374,993	$264,993
14% Term loan due June 2019	596,500	596,500
14% Term loan due June 2019	400,941	400,941
7% Convertible promissory note due March 2019, net	196,017	98,187
7% Convertible promissory note due June 2019, net	63,738	26,235
Total notes payable - related party	1,632,189	1,386,856
Less current portion	(1,632,189)	(1,262,434)
Long term debt	$-	$124,422

6.05% Insurance premium finance agreement, due July 2019

The Company entered into an insurance financing agreement in 2018 totaling $48,855 due July 2019 and made payments of $4,441 during the nine months ended September 30, 2018.

5.25% Insurance premium finance agreement, due June 2018

The Company entered into an insurance financing agreement in 2017 totaling $37,711 due June 2018 and made payments of $21,323 during the nine months ended September 30, 2018.

9% Promissory note due June 2018

On April 26, 2016, the Company signed a 9% promissory note with Golden State in the amount of $40,000. Golden State advanced the $40,000 on the note and, on June 16, 2016, applied $14,659 to fund the exercise of warrants under the terms of the 4.75% convertible debenture (described below) held by Golden State, leaving $25,341 outstanding on the 9% promissory note as of December 31, 2017. During the nine months ended September 30, 2018, Golden State applied $25,341 to fund the exercise of warrants under the terms of the 4.75% convertible debenture.

4.75% Convertible debenture due December 2018

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014 and subsequently extended to December 31, 2018 and warrants to buy 61 post-split equivalent shares of common stock at a post-split exercise price of $114,450 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. On January 8, 2018, Golden State converted $225 of the 4.75% convertible debenture into 244,618 shares of common stock at $0.0009 per share and exercised 0.2143 warrants at $114,450 per share for $24,525. On May 24, 2018, Golden State converted $225 of the 4.75% convertible debenture into 396,635 shares of common stock at $0.0006 per share and exercised 0.2143 warrants at $114,450 per share and advanced $23,765 cash for the exercise.

 14% Term loan due June 2019, related party

On April 18, 2016, the Company entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”) agreed to provide the Company a loan facility of up to $100,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2019. CJNDL has advanced $374,993 ($274,993 in excess of the facility) on the loan as of September 30, 2018. During 2017, CJND agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due June 2019, related party

On February 24, 2016, the Company entered into an unsecured loan agreement whereby Victor Keen, Co-Chairman of the Company (“Keen”) agreed to provide the Company a loan facility of up to $300,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2019. Keen has advanced $596,500 ($276,500 in excess of the facility) on the loan through September 30, 2018. During 2017, Keen agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

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

7% Convertible promissory note due March 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”). The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount is being amortized over the life of the debt and $97,830 and $65,577 was amortized during the nine months ended September 30, 2018 and 2017 respectively.

7% Convertible promissory note due June 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount is being amortized over the life of the debt and $37,503 and $13,734 was amortized during the nine months ended September 30, 2018 and 2017, respectively.

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

North Dakota State University Research Foundation License Agreement

Under the terms of the Exclusive License Agreement (the “License Agreement”) signed on June 16, 2016 with North Dakota State University Research Foundation (“NDSU/RF”), the Company was delinquent on payments of $139,789 and unable to meet certain milestones. A dispute arose between the Company and NDSU/RF regarding compensation and deliverables. The License Agreement was renegotiated with NDSU/RF and on June 29, 2018, the Company entered into a settlement agreement and general release (the “Settlement Agreement”) with NDSU/RF to resolve the dispute, pursuant to which the Company and NDSU/RF fully and forever released each other from the License Agreement and mutually released each other of all claims. Accordingly, the Company recognized a gain of $139,789 for the settlement of accounts payable on June 25, 2018.

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

Office Lease

The Company entered into a lease agreement in June 2015 for office space in North Dakota that was canceled on April 30, 2017 with no cancellation costs paid or due. The Company has an amended office lease in Tulsa, Oklahoma that expired on July 31, 2018.  Rent expense for operating leases was $17,358 and $25,000 for the nine-month periods ended September 30, 2018 and 2017, respectively. The Company is now on a month to month basis under the terms of the lease.

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

Note 7 – Subsequent Events

Subsequent to September 30, 2018, the Company issued 295,372 shares of common stock in payment of $13,012 of consulting services.

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

This Quarterly Report on Form 10-Q includes the accounts of The Coretec Group Inc., an Oklahoma corporation, together with its wholly-owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation formed in North Dakota (individually referred to as “Coretec”). References in this Report to “we,” “our,” “us” or the “Group” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Under the terms of the Exclusive License Agreement (the “License Agreement”) signed on June 16, 2016 with North Dakota State University Research Foundation (“NDSU/RF”), the Company was delinquent on payments of $139,789 and unable to meet certain milestones. A dispute arose between the Company and NDSU/RF regarding compensation and deliverables. The License Agreement was renegotiated with NDSU/RF and on June 29, 2018, the Company entered into a settlement agreement and general release (the “Settlement Agreement”) with NDSU/RF to resolve the dispute, pursuant to which the Company and NDSU/RF fully and forever released each other from the License Agreement and mutually released each other of all claims. Accordingly, the Company recognized a gain of $139,789 for the settlement of accounts payable during the three months ended September 30, 2018.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenue

We did not have revenue for the three-month periods ended September 30, 2018 and 2017.

Research and Development Expenses

The research and development expenses were $20,057 for the three months ended September 30, 2018, as compared to $62,075 for the three months ended September 30, 2017.  The approximate $42,000 decrease was a result of the decrease in activity with NDSU/RF under the now cancelled License Agreement of approximately $30,000, the decrease cost incurred under the Sponsored Research Agreement (“SRA”) with NDSU/RF of approximately $8,000 and the decrease cost of patent amortization of approximately $4,000.

General and Administrative Expenses

Our general and administrative expenses were $158,908 for the three months ended September 30, 2018, as compared to $173,023 for the three months ended September 30, 2017.  The approximate $15,000 decrease is due primarily to approximately $5,000 decrease in consulting fees, approximately $6,000 decrease in filing fees, approximately $2,000 decrease in rent and a decrease in marketing cost of approximately $2,000.

Interest Expense

Interest expense for the three months ended September 30, 2018 was $100,858 as compared to $96,427 for the three months ended September 30, 2017.  The approximately $4,000 increase was a result of the increase in the amount of our notes payable and debentures payable outstanding during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenue

We did not have revenue for the nine-month periods ended September 30, 2018 and 2017.

Research and Development Expenses

The research and development expenses were $62,157 for the nine months ended September 30, 2018, as compared to $322,882 for the nine months ended September 30, 2017.  The approximate $260,000 decrease was a result of the decrease in activity with NDSU/RF under the now cancelled Exclusive License Agreement of approximately $149,000, the decrease in cost incurred under the SRA with NDSU/RF of approximately $101,000, and the approximately $10,000 decrease in amortization of other intangible assets.

General and Administrative Expenses

Our general and administrative expenses were $592,037 for the nine months ended September 30, 2018, as compared to $769,842 for the nine months ended September 30, 2017.  The approximately $178,000 net decrease is due primarily to a decrease in stock bonuses and stock options issued of $75,000, approximately $81,000 decrease in consulting fees, approximately $20,000 decrease in filing fees, approximately $17,000 decrease in transfer agent fees, approximately $29,000 decrease in accounting fees, approximately $16,000 decrease in legal fees, approximately $11,000 decrease in rent and telephone expense from closing the North Dakota office, approximately $5,000 decrease in web page design, approximately $4,000 decrease in office supplies, and a decrease in contract labor cost of approximately $2,000. The decreases were offset by the approximately $56,000 increase in marketing cost, and approximately $33,000 in CFO fees and salaries and related payroll taxes.

Interest Expense

Interest expense for the nine months ended September 30, 2018 was $293,636 as compared to $220,091 for the nine months ended September 30, 2017.  The approximately $74,000 increase was a result of the increase in the amount of our notes payable and debentures payable outstanding during the period.

Other Income

The Company recognized a gain of $139,789 for the settlement of accounts payable during the nine months ended September 30, 2018.

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

We had net cash of $9,256 at September 30, 2018.

We had negative working capital of $2,642,809 at September 30, 2018.

During the nine months ended September 30, 2018, we used $569,376 of cash for operating activities, a net increase of $27,852 or 5% compared to the nine months ended September 30, 2017. The net increase in the use of cash for operating activities was a result of a decrease in the net loss of $504,774 and the increase in the amortization of debt discount of $56,022, the increase in stock issued for services of $11,994, the decrease in amortization of intangible assets of $10,001, offset by a decrease in accounts payable and accrued liabilities of $434,217, a gain on settlement of accounts payable of $139,789, a decrease in options issued for services of $50,000 and an increase in prepaid expenses of $36,744.

During the nine months ended September 30, 2018, there was $-0- of net cash provided by investing activities, a decrease of $232 or 100% compared to the nine months ended September 30, 2017. The decrease was a result of no investing activity in 2018.

During the nine months ended September 30, 2018, there was $108,002 of net cash provided by financing activities, a decrease of $448,509 or 81% compared to the nine months ended September 30, 2017. The decrease was a result of $474,460 decrease in proceeds from note advances from a related party, an increase in proceeds from exercise of warrants of $23,765 and a $2,186 decrease in payments on our insurance premium financing.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

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

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Subsequent to September 30, 2018, the Company issued 295,372 shares of common stock at an average price of $0.044 per share in payment of $13,012 of consulting services.

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

THE CORETEC GROUP INC.

Date: November 14, 2018	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer