Form 10-K
period 2018-12-31
CORETEC GROUP INC.
filed 2019-04-12
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Yes  ☐  No   ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes   ☒  No    ☐

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2018 was $4,317,152.

As of April 8, 2019, the issuer had 68,673,537 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

This Annual Report on Form 10-K includes the accounts of The Coretec Group Inc. (individually referred to as “the Group”), an Oklahoma corporation, together with its wholly-owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation (individually referred to as “Coretec”). References in this Report to “we”, “our”, “us” or the “Company” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise.

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

The Group, formerly known as 3DIcon Corporation, was incorporated on August 11, 1995, under the laws of the State of Oklahoma. Prior to September 30, 2016, the day we closed a transaction contemplated by the Share Exchange Agreement (as defined below), the Group’s primary activity had been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

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

Enhancement of CSpace. A key challenge in the development of CSpace® is the development of the material used for the image chamber. The Company has explored a variety of glass alternatives. While progress has been made, it has been concluded that limitations remain, primarily in weight and cost.

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

Recent Developments.

As previously disclosed, in June 2016, the Company’s wholly-owned subsidiary, Coretec Industries LLC, signed an exclusive licensing agreement (the “NDSU/RF Agreement”) with the NDSU Research Foundation (“NDSU/RF”), pursuant to which the Company had sponsored North Dakota State University to provide research and to license certain technologies from August 14, 2015 to June 30, 2017. The Company was to provide compensation to NDSU/RF and NDSU/RF was to provide certain deliverables to the Corporation. However, a dispute arose between the Corporation and NDSU/RF regarding compensation and deliverables (the “Dispute”).

On June 29, 2018, the Company and Coretec Industries LLC (collectively, the “Coretec Parties”) entered into a settlement agreement and general release (the “Settlement Agreement”) with NDSU/RF to resolve the Dispute, pursuant to which Coretec and NDSU/RF shall fully and forever release each other from the NDSU/RF Agreement and mutually release each other of all claims in connection therewith.

Overview of Business

Coretec Business

Coretec Industries LLC, a North Dakota limited liability company, was established in 2015 to create technology-based solutions (products and services) that address energy-related market needs globally. Coretec was founded by three corporate entities: EOS Management LLC, Carlton James North Dakota, Ltd., and ChymaTek Energy Solutions, LLC. Principals supporting the business included Simon Calton, and Ronald Dombrowski. The principals have combined expertise in forming and managing technology-based startups, fundraising, sales, and marketing. They were advised by Ramez Elgammal, VP of Technology, an expert in silicon chemistry and Doug Freitag, Chairman of our Advisory Board, an expert in the application of Si materials and Federal business development.

Coretec’s business model is to identify and commercialize disruptive technologies in silicon and 3D visualization serving advanced technology markets in support of global grand challenges in health, environment, security and energy. Sources of disruptive technology are licensed technology created by major universities, institutes, national laboratories and other research centers. Where technology does not already exist, research is to be sponsored and jointly developed with our customers. The initial candidates for commercialization center around CHS, and a source of this technology includes silicon technologies. CHS technologies include methods to produce and process cyclohexasilane (Si6H12), “stacked” polysilane ((R2Si)n) and their alloys with various dopants into liquid silane, Si, silicon nitride, and SiC thin films, Si nanowires and Si QDs. Future technologies will include high refractive index siloxane polymers (HRISP).

Coretec technology will be used to form partnerships with established manufacturers and distributors in global markets of interest. Early adoption of these technologies is anticipated in markets for battery energy storage (Li-ion), solid-state lighting (LEDs), solar energy (BIPV) and printable electronics (Asset Monitoring). These respective supply chains include material suppliers, process tool suppliers, subcomponent suppliers and OEMs. We will first form strategic partnerships with specialty material suppliers with expertise in Si. Once the supply of our materials has been established, we will form partnerships with OEMs and their suppliers in the respective markets looking for a competitive advantage we believe we can provide.

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

Gelest Supply Agreement

The Company is currently negotiating an agreement with Gelest Inc., a Pennsylvania corporation (“Gelest”). where Gelest will provide Cyclohexasilane (“CHS” or the “Products”) storage and handling, website and catalog listings of CHS produced by or for the Company for sale to its customers, and customer service, including trans-fill of customer cylinders.

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

Company Business

The Company is developing a patented volumetric 3D display technology that was developed by and with the University of Oklahoma (the “University”) under a Sponsored Research Agreement (“SRA”). The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

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

Competition

Based on our market research and competitive analysis to date, we have concluded that the CSpace volumetric technology is unique and advantaged versus other 3D technologies in that it can deliver both 1) a true 360 degree viewing experience for multiple simultaneous users, and 2) high image quality, high reliability and large image size. Rear projection 3D displays such as those from Zecotek, Setred, and EuroLCDs (formerly LC Tech LightSpace) do not provide a 360-degree viewing experience and are typically limited to one or two users. Early proof of concept work done on infrared active phosphor displays by 3D Display Laboratories proved to not be scalable due to limited phosphor persistence and vector scanning limitations. While holographic and light field displays show promise, they do not deliver a true 360-degree viewing experience and cost-effective multiple user systems do not appear feasible due to current and expected pixel density, data bandwidth and compute power limitations.

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

Through an SRA with the University, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing eight provisional patents; five of the eight provisional patents have been combined and converted to five utility US patents, one pending European patent and one pending Japanese patent.

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

Employees

We had four employees as of April 8, 2019: Mr. Michael Kraft, Chief Executive Officer, Ramez Elgammal, PhD, Vice-President of Technology, Mr. Ronald Robinson, Chief Financial Officer, and Ms. Judith Keating, Company Secretary and Director of Investor Relations. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Businesses

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $3,639,808 for the period from inception (June 2, 2015) to December 31, 2018. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

A reduction or disruption in our supplies, or an incorrect forecast, could negatively impact our business.

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

Our success depends to a significant extent upon the continued services of our Board of Directors, management officers and other technical advisors.  Our success also depends on our ability to attract and retain other key executive officers. As of April 8, 2019, we had only four employees. If we are unable to successfully retain existing management and recruit qualified personnel having experience in our business, we may not be able to continue our operations.

There is substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2018, we had a working capital deficiency of $2,847,980. We believe these conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing. Our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we have insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. As of April 8, 2019, we require approximately $1.6 million of additional funds through December 2019 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Risks Related to Our Intellectual Property

If we fail to establish, maintain and enforce intellectual property rights with respect to our technology and/or licensed technology, our financial condition, results of operations and business could be negatively impacted.

Our ability to establish, maintain and enforce intellectual property rights with respect to our technology will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of patent, trade secret and copyright laws. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of its confidential know-how and trade secrets.

Outside the patents and pending patent applications directly granted to us, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technologies that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites that we do not control, the value of our trade secrets and technical know-how would be diminished.

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

Although we are not aware of any potential violations of others’ intellectual property rights, we may face claims, including from direct competitors, other companies, scientists or research universities, asserting that our technology or the commercial use of such technology infringes or otherwise violates the intellectual property rights of others. We cannot be certain that our technologies and processes do not violate the intellectual property rights of others. If we are successful in developing technologies that allow us to earn revenues and our market profile grows, we could become increasingly subject to such claims.

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

Our subsidiary, Coretec, does not own any patents

We do not currently own any patents related to our silicon-based businesses and only had an exclusive worldwide license to certain intellectual property owned by NDSU/RF pursuant to a license agreement between Coretec and NDSU/RF.  Under the license agreement with NDSU/RF, NDSU/RF retains ownership of the licensed patents. The NDSU/RF Agreement was renegotiated with NDSU/RF and on June 29, 2018, the Company entered into a Settlement Agreement with NDSU/RF to resolve the dispute, pursuant to which the Company and NDSU/RF fully and forever released each other from the NDSU/RF Agreement and mutually released each other of all claims.

Risks Relating to Our Current Financing Arrangements:

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of April 8, 2019, we had 68,673,537 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 228,786,636 shares of common stock at current market prices. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. We also have outstanding warrants issued to Golden State Equity Investors, Inc. f/k/a Golden Gate Investors ("Golden State") to purchase 61 shares of common stock at an exercise price of $114,450. The sale of the shares underlying the convertible debentures and warrants may adversely affect the market price of our common stock.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. Additionally, as of April 8, 2019, we have 1,431,326,463 unissued authorized shares available.

The conversion price of our convertible debentures is continuously adjustable, which could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

The following is an example of the number of shares of our common stock that are issuable, upon conversion of our 4.75% $100,000 convertible debenture (excluding accrued interest) issued to Golden State on November 3, 2006, based on the remaining principal balance of $63,675 and market prices 25%, 50% and 75% below the market price as of April 8, 2019 of $0.04.

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable (1)	Stock
25%	$0.038	$0.030	291,205,399	424%
50%	$0.025	$0.020	437,126,472	637%
75%	$0.013	$0.010	874,889,691	1,274%

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.  It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting.  In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136. The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. On July 2, 2015 the Lease Agreement was amended to extend the expiration date to July 31, 2018 and operating month to month thereafter.

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

2018 Fiscal Year

	High	Low
First Quarter ended March 31, 2018	$0.17	$0.06
Second Quarter ended June 30, 2018	$0.10	$0.06
Third Quarter ended September 30, 2018	$0.10	$0.03
Fourth Quarter ended December 31, 2018	$0.09	$0.03

2017 Fiscal Year

	High	Low
First Quarter ended March 31, 2017	$0.57	$0.21
Second Quarter ended June 30, 2017	$0.80	$0.02
Third Quarter ended September 30, 2017	$0.45	$0.15
Fourth Quarter ended December 31, 2017	$0.37	$0.07

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of April 8, 2019, we had approximately 5,200 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Equity Compensation Plan Information

We have three stock-based compensation plans, the 2014 Equity Incentive Plan, the 2015 Equity Incentive Plan and the 2018 Equity Incentive Plan, together referred to herein as the “Stock Plans.” As of April 8, 2019, 216,557 options to purchase our common stock were issued and outstanding under the Stock Plans with a weighted-average price of $3.51.

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
Plan category	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders:

2014 Plan	50,000,000	$2.72	750,103
2015 Plan	85,000,000	2.72	142,244
2018 Plan	15,000,000	2.72	13,952,161
Total	150,000,000	$2.72	14,844,508

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

The option was exercisable, at any time on or after the initial issuance date, at an exercise price of $0.0375 per share, subject to adjustment, and expired one year from the date of issuance on November 15, 2018.

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

The Company issued an aggregate of 522,924 shares of the Company’s common stock on February 15, 2018. The Company had agreed to issue to certain consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept, shares of common stock in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $71,880 owed by the Company to the Recipients. Among the Recipients were (i) Doug Freitag, the Company’s former Chief Executive Officer, who received 322,154 shares of common stock in satisfaction of $41,880 owed to him for services he provided to the Company; (ii) Concordia Financial Group, the Company’s financial consultant, who received 230,770 shares of common stock in satisfaction of $30,000 owed for services provided to the Company under the terms of the independent consulting agreement (the “Independent Consulting Agreement”). On July 2, 2018, August 6, 2018 and October 1, 2018 the Company issued an aggregate of 430,985 shares of the company’s common stock to Concordia Financial Group in satisfaction of $22,046 owed for services provided under the Independent Consulting Agreement. On October 24, 2018 and January 24, 2019, Matthews Kappers, an associate of Concordia Financial Group, was issued 63,930 shares of common stock in satisfaction of $2,960 owed to him for consulting services. On January 24, 2019 Matthews Kappers was issued 199,017 shares of common stock in satisfaction of $7,862 owed to him for consulting services.

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

Plan of Operation

Background:

From June 2, 2015 (inception), our wholly owned subsidiary, Coretec Industries, LLC, aimed to create technology-based solutions (products and services) that address energy-related market needs globally. Leveraging the expertise of its management in forming and managing technology-based startups, funding raising, sales, and marketing. They were advised by Dr. Philip Boudjouk, an expert in silicon (“Si”) chemistry and Doug Freitag, an expert in the application of Si materials and Federal business development.

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

Enhancement of CSpace. A key challenge in the development of CSpace® is the development of the material to be used for the image chamber. The Company had been exploring a variety of glass alternatives and it has been concluded that limitations remain, primarily in weight and cost.

A key virtue of having access to the Coretec IP portfolio of Silicon-based materials is that the Company can use all of the manufacturing infrastructure and knowledge that’s available for optical plastics for the CSpace® image chamber. The benefit to CSpace® is that we can mold the material into a broad range of shapes that is much lighter and much lower in cost than the glass material we worked with before. While this approach is being explored, alternative approaches continue to be considered.

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

Recent Developments

As previously disclosed, in June 2016, the Company’s wholly-owned subsidiary, Coretec Industries LLC, signed an exclusive licensing agreement (the “NDSU/RF Agreement”) with the NDSU Research Foundation (“NDSU/RF”), pursuant to which the Company had sponsored North Dakota State University to provide research and to license certain technologies from August 14, 2015 to June 30, 2017. The Company was to provide compensation to NDSU/RF and NDSU/RF was to provide certain deliverables to the Corporation. However, a dispute arose between the Corporation and NDSU/RF regarding compensation and deliverables (the “Dispute”).

On June 29, 2018, the Company and Coretec Industries LLC (collectively, the “Coretec Parties”) entered into a settlement agreement and general release (the “Settlement Agreement”) with NDSU/RF to resolve the Dispute, pursuant to which Coretec and NDSU/RF shall fully and forever release each other from the NDSU/RF Agreement and mutually release each other of all claims in connection therewith.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

Revenue

We did not have revenues for the years ended December 31, 2018 and 2017.

Research and Development Expenses

The research and development expenses were $85,066 for the year ended December 31, 2018, as compared to $456,360 for the year ended December 31, 2017. The approximately $371,000 decrease was a result of the cost related to the license agreement cancelled in 2018 with NDSU/RF, of $213,000, the SRA signed with NDSU on August 14, 2015 which is under dispute, of $146,000, and the amortization of patent cost related to the NDSU/RF License Agreement of $13,000.

General and Administrative Expenses

Our general and administrative expenses were $751,251 for the year ended December 31, 2018, as compared to $936,780 for the year ended December 31, 2017. The approximately $186,000 net decrease was a result of the decrease in cost for consulting fees of $46,000 from agreements concluded in 2017, a decrease of $75,000 for options issued to our new CEO in 2017, a decrease of legal fees of $23,000, a decrease in Edgarizing and transfer agent fees of $36,000 from our SEC reporting, a decrease in accounting fees for reviews and proforma information prepared in 2017 of $32,000, a decrease of office supplies of $4,000, a decrease of $6,000 for our web design in 2017, a decrease of $3,300 on the sale of office furniture in 2017, a decrease of $3,000 in telephone expense and rent expense of $8,000 from the closing of our North Dakota office in 2017. These decreases were partially off-set by an increase in marketing consultants of $36,000, an increase in insurance expense of $1,000, and an increase in salaries and contract labor of $11,000.

Interest Expense

Interest expense was $394,943 for the year ended December 31, 2018, as compared to $320,093 for the year ended December 31, 2017. The increase of approximately $75,000 was a result of the increase of the principal balance due under our loan agreements with Carlton James ND, LTD and Victor F. Keen.

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

We had net cash of $4,001 at December 31, 2018. We had negative working capital of $2,847,980 at December 31, 2018.

During the year ended December 31, 2018, we used $635,161 of cash for operating activities, a decrease of $199,673 or 24% compared to the year ended December 31, 2017. The decrease in the use of cash for operating activities was a result of the decrease in the loss from operations of $666,762, the gain on settlement of accounts payable of $184,789, the increase in amortization of debt discount of $56,022, the increase in stock issued for services, the decrease in loss on sale of property and equipment of 3,259, the decrease in amortization of intangibles of $12,777, a decrease in the options issued for common stock of $50,000, the increase in prepaid expenses of $11,375 and a decrease of accounts payable of $285,671.

During the year ended December 31, 2018, there was $-0- of net cash provided by investing activities, a decrease of $232 or 100% compared to the year ended December 31, 2017. The decrease was a net result of $2,500 of cash proceeds from the sale of property and equipment and $2,268 of cash expended for the purchase of computer equipment in 2017.

During the year ended December 31, 2018, there was $168,532 of cash provided by financing activities, a decrease of $1,136,106 or 87% compared to the year ended December 31, 2017. The decrease was due to proceeds from stock and options issued for cash of $750,000 and a decrease in proceeds from notes payable to related parties of $412,807, offset by a decrease in the payments on our insurance financing agreement of $2,935 and an increase in proceeds from exercise of warrants of $23,766.

We expect to fund the ongoing operations through the existing financing in place, through raising additional funds as permitted by the terms of Golden State financing as well as reducing our monthly expenses. Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $85,000 and $456,000 for the years ended December 31, 2018 and 2017, respectively.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our Internal Control Over Financial Reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Victor Keen	77	Director, Co-Chairman
Simon Calton	38	Director, Co-Chairman
Michael A. Kraft	56	Chief Executive Officer
Ronald Robinson	73	Chief Financial Officer
Ron Dombrowski	54	Director

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

Employment Agreements

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month to the Company and a $25,000 bonus payable in the Company’s restricted stock upon the occurrence of certain events. In addition, the Company agreed to issue to Mr. Kraft, an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date on which certain milestones are completed. During the years ended December 31, 2018 and 2017, the Company recognized $126,000 and $177,195 of expense respectively, under the terms of the agreement. As of December 31, 2018, Mr. Kraft is owed $91,409 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses.

On January 22, 2017, the Company hired silicon materials expert Ragnar Avery as Vice President, CHS Marketing and Sales. Mr. Avery led new business development and sales initiatives for the Company’s proprietary liquid silicon precursor, CHS. The consulting agreement was effective as of February 1, 2017 and was cancelled December 31, 2017. The Company paid Mr. Avery a fee of $125 per hour for the first three months and $150 per hour thereafter. The Company paid Mr. Avery a fee of $44,425 for the year ended December 31, 2017.

On November 13, 2017, the Company hired Ramez Elgammal as Vice President of Technology. Mr. Elgammal will lead new business development and sales initiatives for the Company’s proprietary liquid silicon precursor, CHS. The one-year consulting agreement was effective as of November 15, 2017 and continued in full force and effect through November 14, 2018 whereupon the agreement was renewed on a month to month term. The Company paid Mr. Elgammal a fee of $125 per hour. The Company paid Mr. Elgammal a fee of $58,063 and $11,000 for the years ended December 31, 2018 and 2017 respectively.

Director Compensation

Our directors have not received monetary compensation for their service on the Board of Directors. Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

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

Prior to Mr. Freitag’s October 1, 2016 appointment as Chief Executive Officer of the Company, he received compensation from the Company in his capacity as a consultant in the form of 5,000,000 shares of common stock and 44,769 shares of Series B Preferred issued under the Securities Purchase Agreement in lieu of cash payment of an aggregate of $47,0340 owed to him by the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the year ended December 31, 2017, the below reports were not reported on a timely basis:

●	Victor Keen failed to timely file one Form 4 to report his acquisition of 20,000,000 shares of common stock after such acquisition on November 15, 2017.
●	Dennis K. Anderson failed to timely file one Form 3 to report his resignation as a director of the Company within 10 days after such resignation on December 8, 2017.

  ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our Co-Chairman, Chief Executive Officers and our Chief Financial Officer for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2018, 2017 and 2016 for our Co-Chairman, Chief Executive Officers and our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	2018	$-	$-	$-	$-	$-	$-	$-	$-
Co-Chairman and former CEO*	2017	$-	$-	$-	$-	$-	$-	$-	$-
	2016	$87,500	$-	$-	$-	$-	$-	$-	$87,500

Doug Freitag	2018	$-	$-		$-	$-	$-	$-	$-
Former CEO **	2017	$58,055	$-	$-	$-	$-	$-	$-	$58,055
****	2016	$100,517	$-	$4,500	$-	$-	$-	$-	$105,017

Michael A. Kraft	2018	$126,000	$-	$-	$-	$-	$-	$-	$126,000
CEO ***	2017	$102,000	$-	$25,000	$50,000	$-	$-	$-	$177,500
	2016	$-	$-	$-	$-	$-	$-	$-	$-

Ronald Robinson	2018	$72,000	$-	$-	$-	$-	$-	$-	$72,000
CFO	2017	$72,000	$-	$-	$-	$-	$-	$-	$72,000
	2016	$60,000	$-	$-	$-	$-	$-	$-	$60,000

*	Victor Keen was Chief Executive Officer from November 1, 2013 to July 2016.

**	Doug Freitag was the Company’s Chief Executive Officer from July 2016 to March 2017.

***	Michael A. Kraft was appointed CEO in March 2017.

****	Includes compensation for consulting services prior to CEO position.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2018:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $			Option Expiration Date			Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Victor Keen, former CEO	3,530	-	-	$70	to	$420	2020	-	2022	-	-	-	-
Michael A. Kraft, CEO	208,160	-	-			$0.24			2027	-	-	-	-

Director Compensation 2018

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-	-	-	-	-	-	$-
Simon Calton	$-	-	-	-	-	-	$-
Doug Freitag	$-	-	-	-	-	-	$-
Ron Dombrowski	$-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of April 8, 2019 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner	Common Stock Beneficial Ownership(1)	Percent of Class(2)	Series A Preferred Beneficial Ownership	Percent of Class(10)
Named Executive Officers and Directors:

Victor Keen (3)	39,944,744	50.34%	265,000	76.81%

Michael A. Kraft (4)	208,160	0.30%	-	-

Ronald Robinson (5)	584,326	0.85%	-	-

Simon Calton (6)	9,074,344	13.21%	-	-

Ronald Dombrowski (7)	3,644,920	5.31%	-	-

All directors and executive officers as a group (5 person)	53,456,524	67.23%	265,000	76.81%

Other 5% Stockholders:

Carlton James North Dakota Ltd (9)	7,593,591	11.06%	-	-

Dennis Anderson (8)	10,023,541	14.60%	-	-

Golden State Equity Investors, Inc.	4,673,464	6.81%	-	-

(1)	Number of Shares Beneficially Owned include the conversion of all Series B Preferred shares into common stock.

(2)

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of the date of this report, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Furthermore, the percentages set forth in this column are based on the 68,673,537 issued and outstanding shares of common stock on April 8, 2019.

(3)

Represents 28,597,343 shares owned by Mr. Keen and (i) 10,541,773 shares issuable upon the conversion of the two convertible notes held by Mr. Keen in the amount of $350,000, and (ii) 713,794 shares prorated ownership of shares held by Carlton James North Dakota Ltd. Victor Keen is a Co-Chairman of the Company’s Board of Directors, (iii) 3,530 shares issuable upon exercise of the options held by Mr. Keen, and (iv) 88,333 shares issuable upon the conversion of 265,000 shares of Series A preferred stock held by Mr. Keen.

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

(7)	Represents 3,644,920 owned by Mr. Dombrowski. Ronald Dombrowski is a Director on the Company’s Board of Directors.

(8)	Represents 10,023,541 shares owned by Mr. Anderson. Dennis Anderson was previously a Director on the Company’s Board of Directors. He resigned as a Director on December 8, 2017.

(9)	Represents 7,593,591 shares owned by Carlton James North Dakota Ltd. Shares held by Carlton James North Dakota Ltd., are controlled by all of its members.

(10)	Calculated on the basis of 345,000 issued and outstanding shares of Series A Preferred Stock as of April 8, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

 The Company entered into a consulting agreement dated July 7, 2015 with Mr. Doug Freitag, who became the Company’s CEO on October 1, 2016. Mr. Freitag’s field of consultation was in the area of working as a federal business and private sector business consultant and technical consultant. The work under this consulting agreement was performed for the Company, in support of business development, research, development, and commercialization activities. The consulting agreement was effective as of July 2015 and continued in full force through July 2016 and will continue monthly thereafter, unless terminated under the terms of the agreement. On October 1, 2016, the Company entered into a consulting agreement with Mr. Doug Freitag which replaced the previous agreement, but the terms are identical. The consulting agreement was effective as of October 1, 2016 and continued in full force and effect through December 31, 2016. The Company paid Mr. Freitag a fee of $185 per hour. The Company entered into a third consulting agreement on January 1, 2017 with Mr. Freitag. Under the terms of the one-year agreement, Mr. Freitag’s fee is $194 per hour. The Company paid Mr. Freitag a fee of $-0- and $58,054 for the years ended December 31, 2018 and 2017 respectively. Mr. Freitag assumed a strategic consulting role as the Company’s Vice President of Technology and remained on the Company’s Board of Directors until his resignation on August 20, 2017. On March 21, 2017, Doug Freitag resigned as Chief Executive Officer of the Company in order to allow Michael A. Kraft to take over in his place as the Company’s newly appointed Chief Executive Officer. In connection with Mr. Kraft’s appointment, the Company entered into a consulting agreement with Mr. Kraft, pursuant to which it agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month to the Company and a $25,000 bonus payable in the Company’s restricted stock upon the occurrence of certain events. In addition, the Company agreed to issue to Mr. Kraft, an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date on which certain milestones are completed. During the years ended December 31, 2018 and 2017, the company recognized $126,000 and $177,500 of expense respectively, under the terms of the agreement.

At December 31, 2016 the Company had an aggregate balance of $440,500 of advances due to Mr. Victor Keen, Co-Chairman of the Board of Directors. During the years ended December 31, 2018 and 2017, Mr. Keen advanced the Company an additional $25,000 and $156,000, respectively, such that as of December 31, 2018, an aggregate amount of $621,500 is due to Mr. Keen under the terms of a 14% Term loan which is included in notes payable – related party (see Note 4).  As of December 31, 2018, accrued interest related to the 14% Term loan due June 2019 amounted to $187,238 and interest expense was $84,991 and $81,729 respectively, during the years ended December 31, 2018 and 2017.

At December 31, 2016 the Company had an aggregate balance of $613,825 of advances due to CJNDL, a company owned by Mr. Simon Calton, a director of the Company, During the years ended December 31, 2018 and 2017, CJNDL, advanced $110,000 and $52,109, respectively to the Company under the terms of two loans, which are included in term loans (see Note 4). As of December 31, 2018, accrued interest related to the 14% Term loans due June 2019 amounted to $238,938 and interest expense was $99,615 and $88,532 during the years ended December 31, 2018 and 2017, respectively.

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 and subsequently extended to June 30, 2019. The promissory note shall automatically convert into 6,413,108 shares of common stock of the Company calculated after giving effect to certain conversions as discussed in Note 4. As of December 31, 2018, accrued interest related to the 7% note amounted to $31,286 and interest expense was $17,743 and $13,543 during the years ended December 31, 2018 and 2017, respectively.

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into 4,128,665 shares of common stock of the Company calculated after giving effect to certain conversions discussed in Note 4. As of December 31, 2018, accrued interest related to the 7% note due June 21, 2019 amounted to $10,799 and interest expense was $7,097 and $3,702 during the years ended December 31, 2018 and 2017, respectively.

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

Audit Fees

The aggregate fees billed by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2018 and 2017 were approximately $69,000 and $89,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2018 and 2017 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2018 and 2017 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2018 and 2017 were $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (20)

3.10	Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (23)

3.11	Certificate of Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (25)

4.1	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.2	Form of Convertible Bridge Note (8)

4.3	Form of Convertible Debenture dated June 25, 2013 (18)

4.4	Senior Convertible Note dated October 1, 2013 (19)

4.5	Convertible Promissory Note dated March 5, 2015 (22)

4.6	Convertible Note dated March 4, 2015 (22)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

10.32	Securities Purchase Agreements dated December 11, 2015 (23)

10.33	Share Exchange Agreement dated May 31, 2016 (24)

10.34	Supply Agreement date December 13, 2016 (26)

10.35	Option Agreement dated November 15, 2017 (27)

10.36	Settlement Agreement and General Release dated June 29, 2018 (28)

21.1	Subsidiaries (29)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Filed herewith

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 20, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

(22)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on May 15, 2015 (File No. 000-54697)

(23)	Incorporated by reference to Current Report on Form 8-K as filed on March 24, 2016 (File No. 000-54697)

(24)	Incorporated by reference to Current Report on Form 8-K as filed on June 1, 2016 (File No. 000-54697)

(25)	Incorporated by reference to Current Report on Form 8-K as filed on October 6, 2016 (File No. 000-54697)

(26)	Incorporated by reference to Current Report on Form 8-K as filed on December 19, 2016 (File No. 000-54697)

(27)	Incorporated by reference to Current Report on Form 8-K as filed on December 6, 2017 (File No. 000-54697)

(28)	Incorporated by reference to Current Report on Form 8-K as filed on July 2, 2018 (File No. 000-54697)

(29)	Incorporated by reference to Annual Report on Form 10-K as filed on April 2, 2018 (File No. 000-54697)

ITEM 16. FORM 10-K SUMMARY.

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: April 12, 2019	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Victor F. Keen	Director	April 12, 2019
Victor F. Keen

By:	/s/ Simon Calton	Director	April 12, 2019
Simon Calton

By:	/s/ Ronald Dombrowski	Director	April 12, 2019
Ronald Dombrowski

THE CORETEC GROUP INC.

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

The Coretec Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coretec Group Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

April 12, 2019

THE CORETEC GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	2018	2017
Assets
Current assets:
Cash	$4,001	$470,630
Prepaid expenses	37,237	35,358
Total current assets	41,238	505,988

Property and equipment, net	882	1,638

Other assets:
Patents, net	1,219,484	1,299,714
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,387,799	1,468,029
Total Assets	$1,429,919	$1,975,655

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes payable - related party	$1,702,300	$1,262,434
Notes and debentures payable	94,764	110,788
Accounts payable and accrued expenses	597,843	755,481
Accrued interest payable - related party	468,260	258,815
Accrued interest payable	26,051	22,984
Total current liabilities	2,889,218	2,410,502

Long term debt:
Notes payable - related party, net of current portion and discount	-	124,422
Total Liabilities	2,889,218	2,534,924

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at December 31, 2018 and 2017	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 68,474,520 and 66,785,428 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	13,695	13,357
Additional paid-in capital	2,166,745	2,020,642
Accumulated deficit	(3,639,808)	(2,593,337)
Total Stockholders' Deficiency	(1,459,299)	(559,269)
Total Liabilities and Stockholders' Deficiency	$1,429,919	$1,975,655

See notes to consolidated financial statements

THE CORETEC GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Income:
Revenue	$-	$-

Expenses:
Research and development	85,066	456,360
General and administrative	751,251	936,780
Interest	394,943	320,093
Total expenses	1,231,260	1,713,233

Gain on settlement of accounts payable	184,789	-
Net loss	$(1,046,471)	$(1,713,233)

Loss per share:
Basic and diluted	$(0.015)	$(0.067)

Weighted average shares outstanding, basic and diluted	67,909,853	25,461,630

See notes to consolidated financial statements

THE CORETEC GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional
		Par		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2016	345,000	$69	6,558,345	$1,312	4,943,187	$989	$881,698	$(880,104)	$3,964

Recognition of beneficial conversion feature	-	-	-	-	-	-	350,000	-	350,000
Series B Preferred shares converted to common shares	-	-	(6,558,345)	(1,312)	41,842,241	8,368	(7,056)	-	-
Stock and options issued for cash	-	-	-	-	20,000,000	4,000	746,000	-	750,000
Options issued to purchase common stock	-	-	-	-	-	-	50,000	-	50,000
Net loss for the period	-	-	-	-	-	-	-	(1,713,233)	(1,713,233)
Balance December 31, 2017	345,000	69	-	-	66,785,428	13,357	2,020,642	(2,593,337)	(559,269)
Warrants exercised	-	-	-	-	-	-	49,106	-	49,106
Debentures converted to common stock	-	-	-	-	641,253	128	322	-	450
Common stock issued for liabilities	-	-	-	-	552,924	111	71,768	-	71,879
Common stock issued for services	-	-	-	-	494,915	99	24,907	-	25,006
Net loss for the period	-	-	-	-	-	-	-	(1,046,471)	(1,046,471)
Balance December 31, 2018	345,000	$69	-	$-	68,474,520	$13,695	$2,166,745	$(3,639,808)	$(1,459,299)

Note - Share and per share information for the periods has been retroactively adjusted to reflect the June 28, 2017 one for 300 reverse split of the Company's common stock.

See notes to consolidated financial statements

THE CORETEC GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,046,471)	$(1,713,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	756	1,002
Amortization - intangible assets	80,230	93,007
Amortization - debt discount	180,444	124,422
Common stock issued for services	25,006	-
Options issued for common stock	-	50,000
Gain on settlement of accounts payable	(184,789)	-
Loss on sale of property and equipment	-	3,259
Change in:
Prepaid expenses	(1,879)	9,496
Accounts payable and accrued liabilities	311,542	597,213

Net cash used in operating activities	(635,161)	(834,834)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,268)
Proceeds from sale of property and equipment	-	2,500

Net cash provided by investing activities	-	232

Cash Flows from Financing Activities
Payments on insurance premium financing	(39,088)	(42,023)
Proceeds from note payable - related party	183,854	596,661
Proceeds from exercise of warrants	23,766	-
Proceeds from options and common stock issued	-	750,000

Net cash provided by financing activities	168,532	1,304,638

Net change in cash	(466,629)	470,036
Cash, beginning of period	470,630	594

Cash, end of period	$4,001	$470,630

Supplement Disclosure of Cash flow Information
Cash paid during the year for interest	$1,967	$2,797
Non-Cash Investing Activities
Series B Preferred shares converted to common shares	$-	$1,312
Debentures converted to common stock	$25,790	$-
Common stock issued for liabilities	$71,879	$-

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

Principles of Consolidation

The consolidated balance sheets as of December 31, 2018 and 2017 and the consolidated statements of operations and cash flows for the years ended December 31, 2018 and 2017 include the accounts of the Group and its wholly owned subsidiary, Coretec. Intercompany transactions and balances have been eliminated in consolidation.

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

Intangible Assets

Intangible assets consist primarily of acquired patents. The Company acquired $1,400,000 of intangible assets in conjunction with the reverse acquisition discussed in Note 1. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

Goodwill

Goodwill was acquired with the reverse acquisition discussed in Note 1. The Company evaluates the carrying value of goodwill on an annual basis and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. When assessing whether goodwill is impaired, management considers first a qualitative approach to evaluate whether it is more likely than not the fair value of the goodwill is below its carrying amount; if so, management considers a quantitative approach by analyzing changes in performance and market-based metrics as compared to those used at the time of the initial acquisition. For the periods presented, no impairment charges were recognized.

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

	December 31,
	2018	2017
Options	216,557	2,950,262
Warrants	1,061	32,728
Series A convertible preferred stock	115,000	115,000
Convertible debentures	289,804,783	84,103,256
Total potentially dilutive shares	290,137,401	87,201,246

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $85,000 and $456,000 for the years ended December 31, 2018 and 2017, respectively.

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

The Company’s tax benefits are fully offset by a valuation allowance due to the uncertainty that the deferred tax assets would be realized. Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public companies for interim and annual periods beginning after December 15, 2017. ASU 2016-15 did not have a material impact on the Company’s cash flows.

In February 2016, the FASB issued accounting standards update (ASU) No. 2016-02, Leases (Topic 842) intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. This is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company determined the ASU will not have a material impact to the consolidated financial statements as the Company only has one lease that is operating month to month.

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

Uncertainties

The Company has realized a cumulative net loss of $3,639,808 for the period from inception (June 2, 2015) to December 31, 2018, negative working capital of 2,847,980, and no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these consolidated financial statements. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses.

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

Under the terms of the Golden State Equity Investors, Inc (“Golden State”) 4.75% Convertible Debenture due on December 31, 2018, subsequently extended to June 30, 2019, Golden State is obligated to submit conversion notices in an amount such that Golden State receives 1% of the outstanding shares of the Company every calendar quarter for a period of one year. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. The warrants are exercisable at $114,450 per share. The number of warrants exercisable is subject to certain beneficial ownership limitations contained in the 4.75% Convertible Debenture (“the Beneficial Ownership Limitations”). The Beneficial Ownership Limitations prevent Golden State from converting on the 4.75% Convertible Debenture or exercising warrants if such conversion or exercise would cause Golden State’s holdings to exceed 9.99% of the Company’s issued and outstanding common stock. Subject to the Beneficial Ownership Limitations and provided that Golden State is able to sell the shares under Rule 144, Golden State is required to convert $28.60 of the 4.75% Convertible Debenture and exercise 2.86 warrants per month. Based upon the current stock price, the issued and outstanding shares as of December 31, 2018 and ignoring the impact of the Beneficial Ownership Limitations, the Company may receive up to $327,000 per month in funding for the duration of the debenture from Golden State as a result of warrant exercises. Due to the Beneficial Ownership Limitations, Golden State did not provide funding in the year ended December 31, 2017 and only $23,766 in 2018.

Note 2 – Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2018	2017
Furniture and fixtures	$13,286	$13,286
Less: Accumulated depreciation	(12,404)	(11,648)
Totals	$882	$1,638

Depreciation expense amounted to $756 and $1,002 for the years ended December 31, 2018 and 2017, respectively.

Note 3 – Patents

The following table sets forth patents:

	December 31, 2018			December 31, 2017
	Gross			Gross			Useful
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book	Life
	Amount	Amortization	Value	Amount	Amortization	Value	In Years

Patents	$1,400,000	$(180,516)	$1,219,484	$1,400,000	$(100,286)	$1,299,714	17.45

The patents were acquired with the September 30, 2016 reverse acquisition. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Note 4 – Debentures and Notes Payable

Debentures and notes payable consists of the following:

	December 31,	December 31,
	2018	2017
Notes and debentures payable:
6.05% Insurance premium finance agreement due July 2019	$31,089	$-
5.25% Insurance premium finance agreement, due June 2018	-	21,323
9% Promissory note due June 2018	-	25,341
4.75% Convertible debenture due June 2019	63,675	64,124
Total notes and debentures payable	$94,764	$110,788

Notes payable - related party:
14% Term loan due June 2019	$374,993	$264,993
14% Term loan due June 2019	621,500	596,500
14% Term loan due June 2019	400,941	400,941
7% Convertible promissory note due June 2019, net	228,627	98,187
7% Convertible promissory note due June 2019, net	76,239	26,235
Total notes payable - related party	1,702,300	1,386,856
Less current maturities	(1,702,300)	(1,262,434)
Long-term debt	$-	$124,422

6.05% Insurance premium finance agreement, due July 2019

The Company entered into an insurance financing agreement in 2018 totaling $48,855 due July 2019 and made payments of $17,766 during the year ended December 31, 2018.

5.25% Insurance premium finance agreement, due June 2018

The Company entered into an insurance financing agreement in 2017 totaling $37,711 due June 2018 and made payments of $21,323 during the year ended December 31, 2018.

9% Promissory note due June 2018

On April 26, 2016, the Company signed a 9% promissory note with Golden State in the amount of $40,000. Golden State advanced the $40,000 on the note and, on June 16, 2016, applied $14,659 to fund the exercise of warrants under the terms of the 4.75% convertible debenture (described below) held by Golden State, leaving $25,341 outstanding on the 9% promissory note as of December 31, 2017. During the year ended December 31, 2018, Golden State applied $25,341 to fund the exercise of warrants under the terms of the 4.75% convertible debenture.

4.75% Convertible debenture due June 2019

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2018 and most recently extended to June 30, 2019 and warrants to buy 61 post-split equivalent shares of common stock at a post-split exercise price of $114,450 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. On January 8, 2018, Golden State converted $225 of the 4.75% convertible debenture into 244,618 shares of common stock at $0.0009 per share and exercised 0.2143 warrants at $114,450 per share for $24,525. On May 24, 2018, Golden State converted $225 of the 4.75% convertible debenture into 396,635 shares of common stock at $0.0006 per share and exercised 0.2143 warrants at $114,450 per share and advanced $23,766 cash for the exercise.

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

14% Term loan due June 2019, related party

On April 18, 2016, the Company entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”) agreed to provide the Company a loan facility of up to $100,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2019. CJNDL has advanced $374,993 ($274,993 in excess of the facility) on the loan as of December 31, 2018. During 2017, CJNDL agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due June 2019, related party

On February 24, 2016, the Company entered into an unsecured loan agreement whereby Victor Keen, Co-Chairman of the Company (“Keen”) agreed to provide the Company a loan facility of up to $300,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2019. Keen has advanced $621,500 ($301,000 in excess of the facility) on the loan through December 31, 2018. During 2017, Keen agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due June 2019, related party

On June 1, 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. The total amount of borrowings by Coretec shall not exceed $500,000. Coretec accrues interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $400,941 on the loan as of December 31, 2018. Outstanding borrowings are secured by substantially all assets of the Company. The note is due on June 29, 2019.

7% Convertible promissory note due June 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”), subsequently extended to June 30, 2019. The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. The calculation amounts to a total of 6,413,108 common shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $130,440 and $98,187 was amortized during the years ended December 31, 2018 and 2017, respectively.

7% Convertible promissory note due June 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The calculation amounts to 4,128,665 common shares. The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the Reverse Split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $50,004 and $26,235 was amortized during the year ended December 31, 2018 and 2017, respectively.

Note 5 – Commitments

Consulting Agreements

On November 13, 2017, the Company hired Ramez Elgammal as Vice President of Technology. Mr. Elgammal will lead new business development and sales initiatives for the Company’s proprietary liquid silicon precursor, CHS. The one-year consulting agreement was effective as of November 15, 2017 and continued in full force and effect through November 14, 2018 whereupon the agreement was renewed on a month to month term. The Company paid Mr. Elgammal a fee of $58,063 for the year ended December 31, 2018.

The Company entered into a one-year independent consulting agreement with Concordia Financial Group (“Concordia”) effective August 1, 2016, and month-to-month thereafter. Under the terms of the agreement, Concordia will provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assists in presentations related to the above services. Concordia is paid an hourly fee of $185. The Company recognized expense of $54,483 and $66,555 during the years ended December 31, 2018 and 2017, respectively.

North Dakota State University Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) dated August 14, 2015 with North Dakota State University Research Foundation (“NDSU/RF”). With the proposed research for this project, NDSU/RF planned to make prototypical compounds and materials from CHS and CHS derivatives with the potential; 1) to act as efficient photoactive materials for solar cells, 2) to serve in electro active devices for optimization of current and voltage performance, 3) to perform at high levels of efficiency as silicon anodes in lightweight batteries (silicon has more than 11 times the capacity of carbon in the ubiquitous carbon based batteries), and, 4) to be incorporated into specialty inks for printed electronics applications. The research was conducted August 14, 2015 through August 31, 2016. The Company agreed to reimburse NDSU/RF for all costs incurred in performing the research up to a maximum amount of $70,000. On June 7, 2016 the Company and NDSU/RF mutually agreed to amend the SRA. Under the terms of the amendment the term was extended to June 30, 2017 and the consideration was increased by $120,000 to a maximum amount of $190,000. The Company recognized expense of $100,932 during the year ended December 31, 2017.

As of December 31, 2018, the remaining balance of the SRA to be paid under the terms of the agreement is $93,578.  As of December 31, 2018, and pursuant to the SRA, Coretec was in arrears on the payment of that obligation. Accordingly, as of December 31, 2018, Coretec would be considered in default under the SRA because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the SRA, including an option to terminate the SRA if we do not cure the default within 10 business days after receiving written notice by NDSU/RF.  Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the SRA. In connection with such objective, Coretec has sent NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default.  As of the date of this report, there have been no legal proceedings initiated in connection with the SRA.  However, no assurances can be made that the active communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.

Supply Agreement

The Company is currently negotiating an agreement with Gelest Inc., a Pennsylvania corporation (“Gelest”) where Gelest will provide Cyclohexasilane (“CHS” or the “Products”) storage and handling, website and catalog listings of CHS produced by or for the Company for sale to its customers, and customer service, including trans-fill of customer cylinders.

Note 6 – Preferred Stock, Warrants and Options

The terms of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Warrants and Options are as follows:

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”) and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Corporation. We have not paid any cash or stock dividends to the holders of our Series A Preferred. As of December 31, 2018, dividends in arrears totaled approximately $107,000. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

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

Pursuant to the September 30, 2016 closing date of the May 31, 2016 Share Exchange Agreement, the Group issued 4,760,872 shares of the Group’s Series B Convertible Preferred Stock in the reverse acquisition of Coretec. On July 27, 2017 the 4,760,872 Series B Preferred stock issued in the acquisition of Coretec and the previously issued 1,797,473 Preferred stock was converted into 41,842,241 post-split common shares of the Company which thereby retired all of the Series B Preferred stock.

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

Golden State and Other Warrants

As of December 31, 2018, Golden State has warrants outstanding to purchase 61 shares of common stock at a price of $114,450 per share which expire December 31, 2018, subsequently extended to June 30, 2019. Global Capital has warrants outstanding to purchase 1,000 shares of common stock at a price of $0.96 per shares which expired on March 31, 2019.

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

The one-year option was exercisable, at any time on or after the November 15, 2017, at an exercise price of $0.0375 per share and expired on November 15, 2018.

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

Warrants Summary

The following table summarizes the Company’s warrant activity during the year ended December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2017	32,728	$215	0.09
Granted	-	-
Expired	(31,667)	1.65
Exercised	-	-

Outstanding, December 31, 2018	1,061	$6,589	0.26	$-

Exercisable, December 31, 2018	1,061	$6,589	0.26	$-

The following table summarizes the Company’s warrants as of December 31, 2018:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.96	1,000	0.25	1,000
$114,450	61	0.50	61
Total	1,061	0.26	1,061

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

The following table summarizes the Company’s option activity during the year ended December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2017	2,950,262	$0.63	1.5	$-
Granted	-	-		-
Expired	(2,733,705)	0.40	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2018	216,557	$3.51	8.26	$-

Exercisable, December 31, 2018	216,557	$3.51	8.26	$-

The following table summarizes the Company’s options as of December 31, 2018:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.24	208,160	8.5	208,160
$52.50	4,383	1.5	4,383
$70.26	3,449	3.5	3,449
$420.00	565	2.4	565
	216,557	8.3	216,557

Note 7 – Incentive Stock Plan

In March 2014, the Company’s 2014 Equity Incentive Plan (the “2014 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2014 EIP shall not exceed fifty million (50,000,000) shares. The shares are included in a registration statement filed March 2014. As of December 31, 2018, there were 750,103 shares available for issuance under the 2014 EIP.

In March 2015, the Company’s 2015 Equity Incentive Plan (the “2015 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2015 EIP shall not exceed eighty-five million (85,000,000) shares. The shares are included in a registration statement filed March 2015. There are 142,244 shares available for issuance under the 2015 EIP as of December 31, 2018.

In January 2018, the Company’s 2018 Equity Incentive Plan (the “2018 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2018 EIP shall not exceed fifteen million (15,000,000) shares. The shares are included in a registration statement filed January 2018. There are 13,952,161 shares available for issuance under the 2018 EIP as of December 31, 2018.

Note 8 – Office Lease

The Company entered into a lease agreement in June 2015 for office space in North Dakota that was canceled on April 30, 2017 with no cancellation costs paid or due. The Company has an amended office lease in Tulsa, Oklahoma that expired on July 31, 2018.  Rent expense for operating leases was $23,298 and $31,560 for the years ended December 31, 2018 and 2017, respectively. The Company is now on a month to month basis at $1,980 per month under the terms of the lease.

Note 9 – Related Party Transactions

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

The Company paid Mr. Freitag a fee of $58,054 for the year ended December 31, 2017. Mr. Freitag assumed a strategic consulting role as the Company’s Vice President of Technology and remained on the Company’s Board of Directors until his resignation on August 20, 2017. On March 21, 2017, Doug Freitag resigned as Chief Executive Officer of the Company in order to allow Michael A. Kraft to take over in his place as the Company’s newly appointed Chief Executive Officer. In connection with Mr. Kraft’s appointment, the Company entered into a consulting agreement with Mr. Kraft, pursuant to which it agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month to the Company and a $25,000 bonus payable in the Company’s restricted stock upon the occurrence of certain events. In addition, the Company agreed to issue to Mr. Kraft, an option to purchase up to $50,000 of the Company’s common stock at an exercise price equal to the market price as of the date on which certain milestones are completed. During the years ended December 31, 2018 and 2017, the company recognized $126,000 and $177,500 of expense respectively, under the terms of the agreement.

At December 31, 2016 the Company had an aggregate balance of $440,500 of advances due to Mr. Victor Keen Co-Chairman of the Board of Directors. Subsequent to December 31, 2016, Mr. Keen advanced the Company an additional $181,000 such that as of December 31, 2018, an aggregate amount of $621,500 is due to Mr. Keen under the terms of a 14% Term loan which is included in notes payable – related party (see Note 4).  As of December 31, 2018, accrued interest related to the 14% Term loan due June 2019 amounted to $187,238 and interest expense was $84,901 and $81,729 during the years ended December 31, 2018 and 2017 respectively.

At December 31, 2016 the Company had an aggregate balance of $613,825 of advances due to CJNDL, a company owned by Mr. Simon Calton, a director of the Company. Subsequent to December 31, 2016, CJNDL advanced the Company an additional $162,109 under the terms of two loans, such that as of December 31, 2018, an aggregate amount of $775,934 is due to CJNDL under the terms of the loans which are included in notes payable – related party (see Note 4).  As of December 31, 2018, accrued interest related to the two loans due June 2019 amounted to $238,938 and interest expense was $99,615 and $81,729 during the years ended December 31, 2018 and 2017 respectively.

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019. The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to certain conversions as discussed in Note 4.

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to certain conversions discussed in Note 4.

On November 15, 2017, the Company conducted a private placement with Victor Keen, Co-Chairman of the Board of Directors of the Company, pursuant to which it sold 20,000,000 shares of common stock for a purchase price of $750,000.

Note 10 – Settlement of Accounts Payable

Digital Communication Agreement

The Company entered into a one-year Digital Communication Agreement (“the Agreement”) with MDM Worldwide Solutions, Inc. (“MDM”) October 1, 2013 with automatic renewal for an additional twelve months unless either party notifies the other party in writing of its intention not to renew the Agreement at least sixty days prior to the requested date of termination. The agreement was canceled September 1, 2014. leaving a balance of $45,000 in accounts payable. The remaining balance in accounts payable was written off in 2018 and accordingly, the Company recognized a gain of $45,000 for the settlement of accounts payable in the year ending December 31, 2018.

North Dakota State University Exclusive License Agreement

Under the terms of the NDSU/RF Agreement signed on June 16, 2016 with NDSU/RF, the Company was delinquent on payments of $139,789 and unable to meet certain milestones. A dispute arose between the Company and NDSU/RF regarding compensation and deliverables. The NDSU/RF Agreement was renegotiated with NDSU/RF and on June 29, 2018, the Company entered into a settlement agreement and general release (the “Settlement Agreement”) with NDSU/RF to resolve the dispute, pursuant to which the Company and NDSU/RF fully and forever released each other from the NDSU/RF Agreement and mutually released each other of all claims. Accordingly, the Company recognized a gain of $139,789 for the settlement of accounts payable in the year ending December 31, 2018.

Note 11 – Subsequent Events

Debentures Payable

Subsequent to December 31, 2018, Golden State extended their 4.75% Convertible debenture to June 30, 2019.

14% Term Loan due June 2019 to related party

 Subsequent to December 31, 2018, CJNDL advanced $120,000 to the Company under the terms of the $500,000 revolving note agreement, increasing the total outstanding balance to $520,941.  CJNDL has agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term Loan due June 2019 to related party

 Subsequent to December 31, 2018, Victor Keen advanced $25,000 to the Company under the terms of the $100,000 revolving note agreement, increasing the total outstanding balance to $646,500.  Mr. Keen has agreed that the excess amount funded to date and any future funding under the loan will be done on the same terms and conditions as the original note.

7% Convertible promissory note due June 2019, related party

Subsequent to December 31, 2018, Mr. Victor Keen extended the 7% promissory note due March 1, 2019 to June 30, 2019.

Common stock issued

Subsequent to December 31, 2018 the company issued 199,017 shares of common stock to Matthews Kappers in consideration of consulting services performed during the year ended December 31, 2018.