Form 10-Q
period 2019-03-31
CORETEC GROUP INC.
filed 2019-05-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(918) 494-0505
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of May 15, 2019, the issuer had 69,446,487 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash	$72	$4,001
Prepaid expenses	26,585	37,237
Total current assets	26,657	41,238

Property and equipment, net	693	882

Other assets:
Patents, net	1,199,427	1,219,484
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,367,742	1,387,799
Total Assets	$1,395,092	$1,429,919

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes payable - related party, net of discount	$1,821,174	$1,702,300
Notes and debentures payable	81,440	94,764
Accounts payable and accrued expenses	691,106	597,843
Accrued interest payable - related party	524,325	468,260
Accrued interest payable	26,807	26,051
Total current liabilities	3,144,852	2,889,218

Total Liabilities	3,144,852	2,889,218

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 68,673,537 and 68,474,520 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	13,735	13,695
Additional paid-in capital	2,174,567	2,166,745
Accumulated deficit	(3,938,131)	(3,639,808)
Total Stockholders' Deficiency	(1,749,760)	(1,459,299)
Total Liabilities and Stockholders' Deficiency	$1,395,092	$1,429,919

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Income:
Revenue	$-	$-

Expenses:
Research and development	20,057	20,918
General and administrative	184,896	221,303
Interest	93,370	96,333
Total expenses	298,323	338,554

Net loss	$(298,323)	$(338,554)

Loss per share:
Basic and diluted	$(0.004)	$(0.005)

Weighted average shares outstanding, basic and diluted	68,622,677	67,278,621

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
THREE MONTHS ENDED MARCH 31, 2019 and THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2018	345,000	$69	68,474,520	$13,695	$2,166,745	$(3,639,808)	$(1,459,299)
Common stock exchanged for liabilities	-	-	199,017	40	7,822	-	7,862
Net loss for the period	-	-	-	-	-	(298,323)	(298,323)
Balance March 31, 2019	345,000	$69	68,673,537	$13,735	$2,174,567	$(3,938,131)	$(1,749,760)

Balance December 31, 2017	345,000	$69	66,785,428	$13,357	2,020,642	$(2,593,337)	$(559,269)
Warrants exercised	-	-	-	-	24,525	-	24,525
Debentures converted to common stock	-	-	244,618	49	176	-	225
Common stock exchanged for liabilities	-	-	522,924	111	71,768	-	71,879
Net loss for the period	-	-	-	-	-	(338,554)	(338,554)
Balance March 31, 2018	345,000	$69	67,582,970	$13,517	$2,117,111	$(2,931,891)	$801,194

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(298,323)	$(338,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	189	190
Amortization - intangible assets	20,057	20,058
Amortization - debt discount	33,874	45,111
Change in:
Prepaid expenses	10,652	8,763
Accounts payable and accrued liabilities	157,946	(50,870)
Net cash used in operating activities	(75,605)	(315,302)

Cash Flows from Financing Activities
Payments on insurance premium financing	(13,324)	(12,747)
Proceeds from note payable - related party	85,000	-
Net cash provided by (used in) financing activities	71,676	(12,747)

Net change in cash	(3,929)	(328,049)
Cash, beginning of period	4,001	470,630

Cash, end of period	$72	$142,581

Supplement Disclosure of Cash flow Information
Cash paid during the period for interest	$2,675	$206
Non-Cash Financing Activities
Debentures and warrants converted to common shares	$-	$24,750
Common stock issued to satisfy accounts payable	$7,862	$71,879

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

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $3,938,131 for the period from inception (June 2, 2015) to March 31, 2019, has negative working capital of $3,118,195, and no revenues. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

Basic and diluted loss per shares are calculated the same for all periods presented due to the net loss. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2019	2018
Options	216,557	2,950,066
Warrants	61	1,061
Series A convertible preferred stock	115,000	115,000
Convertible debentures	301,164,653	102,389,112
Total potentially dilutive shares	301,496,271	105,455,239

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 6.

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In February 2016, the FASB issued accounting standards update (ASU) No. 2016-02, Leases (Topic 842) intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. This is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On January 1, 2019, the Company adopted topic 842 using the optional transition method of adoption, under which the new standards were applied to the current period rather than restating the prior periods presented.  The Company made the policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less. The Company's only lease was a short term lease, consequently, adoption had no impact in the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity should measure goodwill impairment test by comparing the fair value of a reporting unity with its carrying amount. The amendments in this ASU are effective beginning after December 15, 2019, however early adoption is permitted beginning January 1, 2017 and should be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial position and results of operations.

Note 4 – Debentures and Notes Payable

	March 31,	December 31,
	2019	2018
Notes and debentures payable:
6.05% Insurance premium finance agreement due July 2019	$17,765	$31,089
4.75% Convertible debenture due June 2019	63,675	63,675
Total notes and debentures payable	$81,440	$94,764

Notes payable - related party:
14% Term loan due June 2019	$374,993	$374,993
14% Term loan due June 2019	646,500	621,500
14% Term loan due June 2019	460,941	400,941
7% Convertible promissory note due June 2019, net	250,000	228,627
7% Convertible promissory note due June 2019, net	88,740	76,239
Total notes payable - related party	$1,821,174	$1,702,300

6.05% Insurance premium finance agreement, due July 2019

The Company entered into an insurance financing agreement in 2018 totaling $48,855 due July 2019 and made payments of $13,324 during the three months ended March 31, 2019.

4.75% Convertible debenture due June 2019

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014 and subsequently extended to June 30, 2019 and warrants to buy 61 post-split equivalent shares of common stock at a post-split exercise price of $114,450 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. There were no conversions during the three months ended March 31, 2019.

14% Term loan due June 2019, related party

On April 18, 2016, the Company entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”),  a company owned by Mr. Simon Calton, a director of the Company, agreed to provide the Company a loan facility of up to $100,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2019. CJNDL has advanced $374,993 ($274,993 in excess of the facility) on the loan as of March 31, 2019. During 2017, CJNDL agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due June 2019, related party

On February 24, 2016, the Company entered into an unsecured loan agreement whereby Victor Keen, Co-Chairman of the Company (“Keen”) agreed to provide the Company a loan facility of up to $300,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due June 29, 2019. Keen has advanced $646,500 ($346,500 in excess of the facility) on the loan through March 31, 2019. During 2017, Keen agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due June 2019, related party

On June 1, 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. The total amount of borrowings by Coretec shall not exceed $500,000. Coretec accrues interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $460,941 on the loan. Outstanding borrowings are secured by substantially all assets of the Company. The note is due on June 29, 2019.

7% Convertible promissory note due June 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”), subsequently extended to June 30, 2019. The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the reverse split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount is being amortized over the life of the debt and $21,373 and $32,610 was amortized during the three months ended March 31, 2019 and 2018 respectively.

7% Convertible promissory note due June 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the reverse split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount is being amortized over the life of the debt and $12,501 was amortized during each of the three months periods ended March 31, 2019 and 2018 respectively.

Note 5 – Commitments and Contingencies

Litigation, Claims, and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management, such matters are currently not expected to have a material impact on the Company’s condensed consolidated financial statements. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Office Lease

The Company has an office lease in Tulsa, Oklahoma.  As the lease is month-to-month and cancellable at any time, it is not included as a right-of-use asset or liability.  Rent expense for operating leases was $5,940 and $5,742 for the three-month periods ended March 31, 2019 and 2018 respectively. The Company is now on a month to month basis at $1,980 per month under the terms of the lease.

Note 6 – Subsequent Events

Common stock

Subsequent to March 31, 2019, the Company issued 772,950 shares of common stock in payment of $28,783 of consulting services.

Notes payable-related party

Subsequent to March 31, 2019, CJNDL advanced an additional $60,000 on the $500,000 14% Term loan due June 30, 2019, bringing the total borrowings on the note to $520,941.  CJNDL agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

Subsequent to March 31, 2019, Victor Keen advanced an additional $15,000 on the $300,000 14% Term loan due June 30, 2019, bringing the total borrowings on the note to $661,500.  Keen previously agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

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

Recent Developments

None

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018.

Revenue

We did not have revenue for the three-month periods ended March 31, 2019 and 2018.

Research and Development Expenses

The research and development expenses were $20,057 for the three months ended March 31, 2019, as compared to $20,918 for the three months ended March 31, 2018.  The approximate $900 decrease was a result of the decrease in travel expenses related to our research and development activity.

General and Administrative Expenses

Our general and administrative expenses were $184,896 for the three months ended March 31, 2019, as compared to $221,303 for the three months ended March 31, 2018.  The approximate $36,000 decrease is due primarily to approximately $20,000 decrease in consulting fees, approximately $2,000 decrease in filing fees, and a decrease in marketing cost of approximately $14,000.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $93,370 as compared to $96,333 for the three months ended March 31, 2018.  The approximately $3,000 net decrease was a result of the approximately $11,000 decrease in the amount of our debt discount being amortized and an approximately $8,000 increase in interest on our notes payable and debentures payable outstanding during the period.

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

Our independent registered public accountants, in their audit report accompanying our consolidated financial statements for the year ended December 31, 2018, expressed substantial doubt about our ability to continue as a going concern due to our organization having insufficient revenues to fund development and operating expenses.

We had net cash of $72 at March 31, 2019.

We had negative working capital of $3,118,195 at March 31, 2019.

During the three months ended March 31, 2019, we used $75,605 of cash for operating activities, a net decrease of $239,697 or 76% compared to the three months ended March 31, 2018. The net decrease in the use of cash for operating activities was a result of a decrease in the net loss of $40,243, a decrease in accounts payable and accrued liabilities of $208,815, and an increase in prepaid expenses of $1,889, offset by the decrease in the amortization of debt discount of $11,236.

During the three months ended March 31, 2019 and 2018, there were no investing activities.

During the three months ended March 31, 2019, there was $71,676 of net cash provided by financing activities, an increase of $84,423 or 662% compared to the three months ended March 31, 2018. The increase was a result of $85,000 increase in proceeds from note advances from a related party, offset by a $577 increase in payments on our insurance premium financing.

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

Significant Accounting Policies

There has been no change in the significant accounting policies summarized in our Form 10-K for the year ended December 31, 2018, which was filed on April 12, 2019.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

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

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to March 31, 2019, the Company issued 772,950 shares of common stock at an average price of $0.037 per share in payment of $28,783 of consulting services.

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

THE CORETEC GROUP INC.

Date: May 15, 2019	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer