Form 10-Q
period 2019-06-30
CORETEC GROUP INC.
filed 2019-08-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of August 14, 2019, the issuer had 70,070,449 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$33,840	$4,001
Prepaid expenses	36,943	37,237
Total current assets	70,783	41,238

Property and equipment, net	504	882

Other assets:
Patents, net	1,179,370	1,219,484
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,347,685	1,387,799
Total Assets	$1,418,972	$1,429,919

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes payable - related party, net of discount	$1,992,434	$1,702,300
Notes and debentures payable	68,116	94,764
Accounts payable and accrued expenses	719,593	597,843
Accrued interest payable - related party	608,493	468,260
Accrued interest payable	25,063	26,051
Total current liabilities	3,413,699	2,889,218

Total Liabilities	3,413,699	2,889,218

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 69,919,674 and 68,474,520 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	13,984	13,695
Additional paid-in capital	2,215,201	2,166,745
Accumulated deficit	(4,223,981)	(3,639,808)
Total Stockholders' Deficiency	(1,994,727)	(1,459,299)
Total Liabilities and Stockholders' Deficiency	$1,418,972	$1,429,919

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	20,057	21,182	40,115	42,100
General and administrative	170,359	211,829	355,256	433,129
Interest	95,433	96,442	188,802	192,778

Total expenses	285,849	329,453	584,173	668,007
Other income:
Gain on settlemment of accounts payable	-	139,789	-	139,789

Net loss	$(285,849)	$(189,664)	$(584,173)	$(528,218)

Loss per share:
Basic and diluted	$(0.004)	$(0.003)	$(0.008)	$(0.008)

Weighted average shares outstanding, basic and diluted	69,334,436	67,744,239	68,980,523	67,512,716

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
THREE and SIX MONTHS ENDED JUNE 30, 2019 and 2018
(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2018	345,000	$69	68,474,520	$13,695	$2,166,745	$(3,639,808)	$(1,459,299)
Common stock issued for liabilities	-	-	199,017	40	7,822	-	7,862
Net loss for the period	-	-	-	-	-	(298,323)	(298,323)
Balance March 31, 2019	345,000	69	68,673,537	13,735	2,174,567	(3,938,131)	(1,749,760)
Common stock issued for liabilities	-	-	273,469	54	11,138	-	11,192
Common stock issued for services	-	-	972,668	195	29,496	-	29,691
Net loss for the period	-	-	-	-	-	(285,850)	(285,850)
Balance June 30, 2019	345,000	$69	69,919,674	$13,984	$2,215,201	$(4,223,981)	$(1,994,727)

Balance December 31, 2017	345,000	$69	66,785,428	$13,357	$2,020,642	$(2,593,337)	$(559,269)
Warrants exercised	-	-	-	-	24,525	-	$24,525
Debentures converted to common stock	-	-	244,618	49	176	-	225
Common stock issued for liabilities	-	-	522,924	111	71,768	-	71,879
Net loss for the period	-	-	-	-	-	(338,554)	(338,554)
Balance March 31, 2018	345,000	69	67,552,970	13,517	2,117,111	(2,931,891)	(801,194)
Warrants exercised	-	-	-	-	24,581	-	24,581
Debentures converted to common stock	-	-	396,635	79	146	-	225
Common stock issued for liabilities	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	(189,664)	(189,664)
Balance June 30, 2018	345,000	$69	67,949,605	$13,596	$2,141,838	$(3,121,555)	$(966,052)

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(584,173)	$(528,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	378	378
Amortization - intangible assets	40,114	40,116
Amortization - debt discount	45,134	90,222
Common stock issued for services	29,691	-
Gain on settlement of accounts payable	-	(139,789)
Change in:
Prepaid expenses	294	21,946
Accounts payable and accrued liabilities	280,049	72,801

Net cash used in operating activities	(188,513)	(442,544)

Cash Flows from Financing Activities
Payments on insurance premium financing	(26,648)	(21,323)
Proceeds from exercise of warrants	-	23,765
Proceeds from note payable - related party	245,000	-
Net cash provided by financing activities	218,352	2,442

Net change in cash	29,839	(440,102)
Cash, beginning of period	4,001	470,630

Cash, end of period	$33,840	$30,528

Supplement Disclosure of Cash flow Information
Cash paid during the period for interest	$4,423	$210
Non-Cash Financing Activities
Debentures and warrants converted to common shares	$-	$25,791
Common stock issued for liabilities	$19,054	$71,879

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

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $4,223,981 for the period from inception (June 2, 2015) to June 30, 2019, has negative working capital of $3,342,916, and no revenues. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

Basic and diluted loss per share are calculated the same for all periods presented due to the net loss. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2019	2018
Options	216,557	2,883,379
Warrants	61	1,061
Series A convertible preferred stock	115,000	115,000
Convertible debentures	224,284,663	107,185,742
Total potentially dilutive shares	224,616,281	110,185,182

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In February 2016, the FASB issued accounting standards update (ASU) No. 2016-02, Leases (Topic 842) intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. This is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On January 1, 2019, the Company adopted topic 842 using the optional transition method of adoption, under which the new standards were applied to the current period rather than restating the prior periods presented.  The Company made the policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less. The Company's only lease was a short-term lease, consequently, adoption had no impact in the consolidated financial statements.

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

Note 4 – Debentures and Notes Payable

	June 30,	December 31,
	2019	2018
Notes and debentures payable:
6.05% Insurance premium finance agreement due July 2019	$4,441	$31,089
4.75% Convertible debenture due September 2019	63,675	63,675
Total notes and debentures payable	$68,116	$94,764

Notes payable - related party:
14% Term loan due September 2019	$374,993	$374,993
14% Term loan due September 2019	746,500	621,500
14% Term loan due September 2019	520,941	400,941
7% Convertible promissory note due September 2019, net	250,000	228,627
7% Convertible promissory note due September 2019, net	100,000	76,239
Total notes payable - related party	$1,992,434	$1,702,300

 6.05% Insurance premium finance agreement, due July 2019

The Company entered into an insurance financing agreement in September 2018 totaling $48,855. The agreement is due in eleven installments of $4,441 through July 2019. The Company made installment payments of $26,648 during the six months ended June 30, 2019.

4.75% Convertible debenture due September 2019

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014 and subsequently extended to September 30, 2019 and warrants to buy 61 post-split equivalent shares of common stock at a post-split exercise price of $114,450 per share. In connection with each conversion, Golden State is expected to simultaneously exercise a percentage of warrants equal to the percentage of the principal being converted. There were no conversions during the six months ended June 30, 2019.

14% Term loan due September 2019, related party

On April 18, 2016, the Company entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”), a company owned by Mr. Simon Calton, a director of the Company, agreed to provide the Company a loan facility of up to $100,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due September 30, 2019. CJNDL has advanced $374,993 ($274,993 in excess of the facility) on the loan as of June 30, 2019. During 2017, CJNDL agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due September 2019, related party

On February 24, 2016, the Company entered into an unsecured loan agreement whereby Victor Keen, Co-Chairman of the Company (“Keen”) agreed to provide the Company a loan facility of up to $300,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal is due September 30, 2019. Keen has advanced $746,500 ($446,500 in excess of the facility) on the loan through June 30, 2019. During 2017, Keen agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due September 2019, related party

On June 1, 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. Coretec accrues interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $520,941 on the loan ($20,941 in excess of the facility) on the loan through June 30, 2019. During 2019, CJNDL agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.  Outstanding borrowings are secured by substantially all assets of the Company. The note is due on September 30, 2019.

7% Convertible promissory note due September 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”), subsequently extended to September 30, 2019. The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the reverse split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount was amortized over the original life of the debt and $21,373 and $65,220 was amortized during the six months ended June 30, 2019 and 2018 respectively.

7% Convertible promissory note due September 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019 and subsequently extended to September 30, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the reverse split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount was amortized over the original life of the debt and $23,761and $25,002 was amortized during the six months ended June 30, 2019 and 2018 respectively.

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

Office Lease

The Company has an office lease in Tulsa, Oklahoma.  As the lease is month-to-month and cancellable at any time, it is not included as a right-of-use asset or liability.  Rent expense for the lease was $11,880 and $13,398 for the six-month periods ended June 30, 2019 and 2018 respectively.

Note 6 – Subsequent Events

Common stock

Subsequent to June 30, 2019, the Company issued 150,775 shares of common stock in payment of $4,825 of consulting services.

Notes payable-related party

Subsequent to June 30, 2019, CJNDL and Victor Keen agreed to extend the June 30, 2019 maturity date of all notes and debentures held by them to September 30, 2019.

Subsequent to June 30, 2019, CJNDL advanced an additional $15,000 on the $500,000 14% Term loan due September 30, 2019, bringing the total borrowings on the note to $535,941.  CJNDL agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

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

This Quarterly Report on Form 10-Q includes the accounts of The Coretec Group Inc., an Oklahoma corporation, together with its wholly owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation formed in North Dakota (individually referred to as “Coretec”). References in this Report to “we,” “our,” “us” or the “Group” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

On September 30, 2016 (the “Closing Date”), we closed a transaction contemplated by a Share Exchange Agreement dated May 31, 2016 (the “Share Exchange Agreement”) with Coretec. Pursuant to the Share Exchange Agreement, Coretec became a wholly owned subsidiary of the Group (collectively, the “Company”). Coretec was organized on June 2, 2015 in the state of North Dakota. It is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for medical, electronic, photonic, display, and lighting markets among others.

The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

●	Providing technological support to advance the refinement of CSpace image material;

●	Adding recognized expertise to the team;

●	Creating the opportunity for near-term revenue; and

●	Adding a significant portfolio of Intellectual Property.

Recent Developments

None

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018.

Revenue

We did not have revenue for the three-month periods ended June 30, 2019 and 2018.

Research and Development Expenses

The research and development expenses were $20,057 for the three months ended June 30, 2019, as compared to $21,182 for the three months ended June 30, 2018.  The approximate $1,125 decrease was a result of the decrease in travel expenses related to our research and development activity.

General and Administrative Expenses

Our general and administrative expenses were $170,359 for the three months ended June 30, 2019, as compared to $211,829 for the three months ended June 30, 2018.  The approximately $41,000 net decrease is due primarily to a decrease in marketing cost of approximately $34,000, approximately $21,000 decrease in consulting fees, approximately $10,000 decrease in patent fees and approximately $5,000 in legal fees. These decreases were offset by increases of $3,000 in filing fees, $20,000 in cost incurred for a feasibility study and $2,000 in other expenses.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $95,433 as compared to $96,442 for the three months ended June 30, 2018.  The approximately $1,000 net decrease was a result of the approximately $34,000 decrease in the amount of our debt discount being amortized and an approximately $33,000 increase in interest on our notes payable and debentures payable outstanding during the period.

Other Income

The Company recognized a gain of $139,789 for the settlement of accounts payable during the three months ended June 30, 2018.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Revenue

We did not have revenue for the six-month periods ended June 30, 2019 and 2018.

Research and Development Expenses

The research and development expenses were $40,115 for the six months ended June 30, 2019, as compared to $42,100 for the six months ended June 30, 2018.  The approximate $2,000 decrease was a result of the decrease in travel activity with the research and development staff.

General and Administrative Expenses

Our general and administrative expenses were $355,256 for the six months ended June 30, 2019, as compared to $433,129 for the six months ended June 30, 2018.  The approximately $78,000 net decrease is due primarily to a $59,000 decrease in marketing fees, approximately $28,000 decrease in consulting fees, approximately $17,000 decrease in legal fees, and approximately $2,000 decrease in filing fees. These decreases were off set by an increase in accounting fees of approximately $2,000, an increase in insurance of approximately $3,000, the cost of a feasibility study of approximately $20,000 and the increase in other expenses of approximately $3,000.

Interest Expense

Interest expense for the six months ended June 30, 2019 was $188,802 as compared to $192,778 for the six months ended June 30, 2018.  The approximate $4,000 net decrease was a result of the approximately $45,000 decrease in the amount of our debt discount being amortized and an approximately $41,000 increase in interest on our notes payable and debentures payable outstanding during the period.

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

We had net cash of $33,840 at June 30, 2019.

We had negative working capital of $3,342,916 at June 30, 2019.

During the six months ended June 30, 2019, we used $188,513 of cash for operating activities, a net decrease of $254,031 or 57% compared to the six months ended June 30, 2018. The net decrease in the use of cash for operating activities was a result of an increase in the net loss of $55,955, a the decrease in the amortization of debt discount of $45,088, a decrease in prepaid expenses of $21,652, an increase in accounts payable and accrued liabilities of $207,248, an increase in common stock issued for services of $29,691 and a decrease in the gain on settlement of accounts payable of $139,789.

During the six months ended June 30, 2019 and 2018, there were no investing activities.

During the six months ended June 30, 2019, there was $218,352 of net cash provided by financing activities, an increase of $215,910 or 8,842% compared to the six months ended June 30, 2018. The increase was a result of $245,000 increase in proceeds from note advances from related parties, offset by a $5,325 increase in payments on our insurance premium financing and a decrease of $23,765 in proceeds from exercise of warrants.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

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

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to June 30, 2019, the Company issued 150,775 shares of common stock at an average price of $0.032 per share in payment of $4,825 of consulting services.

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

THE CORETEC GROUP INC.

Date: August 14, 2019	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer