Form 10-Q
period 2019-09-30
CORETEC GROUP INC.
filed 2019-11-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of November 14, 2019, the issuer had 70,190,699 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$8,681	$4,001
Prepaid expenses	87,511	37,237
Total current assets	96,192	41,238

Property and equipment, net	315	882

Other assets:
Patents, net	1,159,312	1,219,484
Goodwill	166,000	166,000
Deposits-other	2,315	2,315
Total other assets	1,327,627	1,387,799
Total Assets	$1,424,134	$1,429,919

Liabilities and Stockholders' Deficiency
Current liabilities:
Notes payable - related party, net of discount	$2,017,434	$1,702,300
Notes and debentures payable	119,586	94,764
Accounts payable and accrued expenses	690,346	597,843
Accrued interest payable - related party	650,423	468,260
Accrued interest payable	25,844	26,051
Total current liabilities	3,503,633	2,889,218

Total Liabilities	3,503,633	2,889,218

Stockholders' deficiency:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 70,190,699 and 68,474,520 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	14,038	13,695
Additional paid-in capital	3,065,763	2,166,745
Accumulated deficit	(5,159,369)	(3,639,808)
Total Stockholders' Deficiency	(2,079,499)	(1,459,299)
Total Liabilities and Stockholders' Deficiency	$1,424,134	$1,429,919

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	20,057	20,057	60,172	62,157
General and administrative	874,122	158,908	1,229,378	592,037
Interest	41,209	100,858	230,011	293,636

Total expenses	935,388	279,823	1,519,561	947,830
Other income:
Gain on settlement of accounts payable	-	-	-	139,789

Net loss	$(935,388)	$(279,823)	$(1,519,561)	$(808,041)

Loss per share:
Basic and diluted	$(0.013)	$(0.004)	$(0.022)	$(0.012)

Weighted average shares outstanding, basic and diluted	70,103,698	68,146,829	69,358,355	67,726,410

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
THREE and NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018
(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2018	345,000	$69	68,474,520	$13,695	$2,166,745	$(3,639,808)	$(1,459,299)
Common stock issued for liabilities	-	-	199,017	40	7,822	-	7,862
Net loss for the period	-	-	-	-	-	(298,323)	(298,323)
Balance March 31, 2019	345,000	69	68,673,537	13,735	2,174,567	(3,938,131)	(1,749,760)
Common stock issued for liabilities	-	-	273,469	54	11,138	-	11,192
Common stock issued for services	-	-	972,668	195	29,496	-	29,691
Net loss for the period	-	-	-	-	-	(285,850)	(285,850)
Balance June 30, 2019	345,000	69	69,919,674	13,984	2,215,201	(4,223,981)	(1,994,727)
Common stock issued for services	-	-	271,025	54	10,062	-	10,116
Options issued for compensation and services	-	-	-	-	840,500	-	840,500
Net loss for the period	-	-	-	-	-	(935,388)	(935,388)
Balance September 30, 2019	345,000	$69	70,190,699	$14,038	$3,065,763	$(5,159,369)	$(2,079,499)

Balance December 31, 2017	345,000	$69	66,785,428	$13,357	$2,020,642	$(2,593,337)	$(559,269)
Warrants exercised	-	-	-	-	24,525	-	$24,525
Debentures converted to common stock	-	-	244,618	49	176	-	225
Common stock issued for liabilities	-	-	552,924	111	71,768	-	71,879
Net loss for the period	-	-	-	-	-	(338,554)	(338,554)
Balance March 31, 2018	345,000	69	67,582,970	13,517	2,117,111	(2,931,891)	(801,194)
Warrants exercised	-	-	-	-	24,581	-	24,581
Debentures converted to common stock	-	-	396,635	79	146	-	225
Net loss for the period	-	-	-	-	-	(189,664)	(189,664)
Balance June 30, 2018	345,000	69	67,979,605	13,596	2,141,838	(3,121,555)	(966,052)
Common stock issued for services	-	-	199,543	40	11,954	-	11,994
Net loss for the period	-	-	-	-	-	(279,823)	(279,823)
Balance September 30, 2018	345,000	$69	68,179,148	$13,636	$2,153,792	$(3,401,378)	$(1,233,881)

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(1,519,561)	$(808,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	567	567
Amortization - intangible assets	60,172	60,172
Amortization - debt discount	45,134	135,333
Common stock issued for services	39,807	11,994
Options issued for services	724,631	-
Gain on settlement of accounts payable	-	(139,789)
Change in:
Prepaid expenses	11,229	32,139
Accounts payable and accrued liabilities	409,381	138,249

Net cash used in operating activities	(228,640)	(569,376)

Cash Flows from Financing Activities
Payments on insurance premium financing	(36,680)	(25,764)
Proceeds from exercise of warrants	-	23,765
Proceeds from notes payable-related party	270,000	110,001
Net cash provided by financing activities	233,320	108,002

Net change in cash	4,680	(461,374)
Cash, beginning of period	4,001	470,630

Cash, end of period	$8,681	$9,256

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,921	$1,898

Non-Cash Investing and Financing Activities
Debentures and warrants converted to common stock	$-	$25,791
Options issued for accounts payable	$115,869	$-
Common stock issued for liabilities	$19,054	$71,879
Common stock issued for services	$-	$11,994

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

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $5,159,369 for the period from inception (June 2, 2015) to September 30, 2019, has negative working capital of $3,407,441, and no revenues. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued.

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

Basic and diluted loss per common share are calculated the same for all periods presented due to the net loss. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2019	2018
Options	20,716,557	2,883,379
Warrants	61	1,061
Series A convertible preferred stock	115,000	115,000
Convertible debentures	253,106,815	166,249,033
Total potentially dilutive shares	273,938,433	169,248,473

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity should measure goodwill impairment and test by comparing the fair value of a reporting unity with its carrying amount. The amendments in this ASU are effective beginning after December 15, 2019, however early adoption is permitted beginning January 1, 2017 and should be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. The standard is effective for interim and annual periods beginning after December 15, 2018. We adopted ASU 2018-07 on January 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In July 2019, FASB issued ASU 2019-07, Codification Updates to SEC Sections. ASU 2019-07 clarifies the disclosure and presentation requirements of a variety of codification topics by more closely aligning them with the SEC disclosure rules and regulations, eliminating redundancies and simplifying application of the codification. ASU 2019-07 is effective upon issuance and it did not have a material impact to the Company's consolidated financial statements or related disclosures.

Note 4 – Debentures and Notes Payable

	September 30,	December 31,
	2019	2018
Notes and debentures payable:
6.05% Insurance premium finance agreement due July 2019	$-	$31,089
6.30% Insurance premium finance agreement due July 2020	55,911	-
4.75% Convertible debenture due September 2019 (see Note 6)	63,675	63,675
Total notes and debentures payable	$119,586	$94,764

Notes payable - related party:
14% Term loan due December 2019	$374,993	$374,993
14% Term loan due December 2019	756,500	621,500
14% Term loan due December 2019	535,941	400,941
7% Convertible promissory note due December 2019, net	250,000	228,627
7% Convertible promissory note due December 2019, net	100,000	76,239
Total notes payable - related party	$2,017,434	$1,702,300

 6.05% Insurance premium finance agreement, due July 2019

The Company entered into an insurance financing agreement in September 2018 totaling $48,855. The agreement was due in eleven installments of $4,441 through July 2019. The Company made installment payments of $31,089 during the nine months ended September 30, 2019.

6.3% Insurance premium finance agreement, due July 2020

The Company entered into an insurance financing agreement in September 2019 totaling $61,503. The agreement was due in eleven installments of $5,591 through July 2020. The Company made installment payments of $5,591 during the nine months ended September 30, 2019.

4.75% Convertible debenture due September 2019

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014 and subsequently extended to September 30, 2019 and warrants to buy 61 post-split equivalent shares of common stock at a post-split exercise price of $114,450 per share. The convertible debenture was subsequently paid in full on October 15, 2019 (see Note 6).

14% Term loan due December 2019, related party

On April 18, 2016, the Company entered into an unsecured loan agreement whereby Carlton James North Dakota Limited ("CJNDL”), a company owned by Mr. Simon Calton, a director of the Company, agreed to provide the Company a loan facility of up to $100,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal was due September 30, 2019 and subsequently extended to December 31, 2019. CJNDL has advanced $374,993 ($274,993 in excess of the facility) on the loan as of September 30, 2019. During 2017, CJNDL agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due December 2019, related party

On February 24, 2016, the Company entered into an unsecured loan agreement whereby Victor Keen, Co-Chairman of the Company (“Keen”) agreed to provide the Company a loan facility of up to $300,000. Under the terms of the agreement, the Company shall pay interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest is due quarterly, and the principal was due September 30, 2019 and subsequently extended to December 31, 2019. Keen has advanced $756,500 ($456,500 in excess of the facility) on the loan through September 30, 2019. During 2017, Keen agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.

14% Term loan due December 2019, related party

On June 1, 2015, Coretec obtained a $500,000 revolving note agreement with CJNDL. Coretec accrues interest on the outstanding balance at the rate of 1.167% per month, payable on a quarterly basis. CJNDL has advanced $535,941 on the loan ($35,941 in excess of the facility) through September 30, 2019. During 2019, CJNDL agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.  Outstanding borrowings are secured by substantially all assets of the Company. The note was due on September 30, 2019 and subsequently extended to December 31, 2019.

7% Convertible promissory note due December 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019 (“Maturity Date”), subsequently extended to December 31, 2019. The promissory note shall automatically convert into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the reverse split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount was amortized over the original life of the debt and $21,373 and $97,830 was amortized during the nine months ended September 30, 2019 and 2018 respectively.

7% Convertible promissory note due December 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019 and subsequently extended to December 31, 2019. The promissory note shall automatically convert into four percent (4%) of the fully diluted outstanding shares of common stock of the Company calculated after giving effect to (a) the exercise of all outstanding options, warrants or other rights to acquire shares of common stock of the Company, (b) the conversion of all outstanding convertible or exchangeable securities, and (c) after giving effect to the issuance of common stock upon conversion of this note (the “Conversion Shares”). The conversion shall not occur until both of the following two events shall have occurred (the “Conversion Event”): (i) the consummation of the reverse split by the Company as reflected in the Preliminary Information Statement filed with the Securities and Exchange Commission on March 7, 2017, and (ii) the conversion of all of the Company’s issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into the Conversion Shares. If the Conversion Event has not occurred prior to the earlier to occur of the Maturity Date and the occurrence of an event of default, then this note shall not be automatically converted into the Conversion Shares and Mr. Victor Keen may elect, at his sole discretion, (i) to have the outstanding principal balance of this note converted into the Conversion Shares; or (ii) to declare the outstanding principal balance of this note, together with all accrued interest, be paid in accordance with the terms of the note. Such election may be made at any time on or following the Maturity Date or the occurrence of an event of default. This note is an unsecured obligation of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount was amortized over the original life of the debt and $23,761and $37,503 was amortized during the nine months ended September 30, 2019 and 2018 respectively.

Note 5 – Commitments and Contingencies

Options

Stock options for employees, directors or consultants that vest immediately, are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are vested. Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

The estimated fair value of options for common stock granted is determined using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.

In August 2019, the Directors of the Company authorized options to purchase common stock in the aggregate of 20,500,000 options to certain officers and consultants of the Company, the estimated value of which was $840,500.  The $840,500 estimated fair value of options to purchase common stock was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 337.19% is based on the historical volatility of the stock. The risk-free interest rate of 1.52% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the option of five years is based on the life of the option.

The following table summarizes the Company’s option activity during the nine-month period September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2018	216,557	$3.51	8.26	$-
Granted	20,500,000	0.041	4.86	-
Outstanding, September 30, 2019	20,716,557	$0.077	7.26	$-

Exercisable, September 30, 2019	20,716,557	$0.077	7.26	$-

The following table summarizes the Company’s options as of September 30, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.24	208,160	7.75	208,160
$52.50	4,383	.75	4,383
$70.26	3,449	2.75	3,449
$420.00	565	1.65	565
$0.041	20,500,000	4.86	20,500,000
Total	20,716,557	4.89	20,716,557

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

Office Lease

The Company has an office lease in Tulsa, Oklahoma.  As the lease is month-to-month and cancellable at any time, it is not included as a right-of-use asset or liability.  Rent expense for the lease was $17,820 and $17,358 for the nine-month periods ended September 30, 2019 and 2018 respectively.

Note 6 – Subsequent Events

Notes payable-related party

Subsequent to September 30, 2019, CJNDL and Victor Keen agreed to extend the September 30, 2019 maturity date of all notes and debentures held by them to December 31, 2019.

On October 15, 2019, the Company received $106,483 ($125,000 net of $3,750 commitment fee, $6,250 advance interest and $8,157 legal fees), the first advance of financing under a $2,500,000 credit agreement (the “Credit Agreement”) and related convertible promissory note (the “Note”) that the Company entered into, on October 11, 2019, with Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC, a Grand Cayman entity (the “Lender” or “DAF”). DAF is a mutual fund managed by The Carlton James Group (Carlton James”). Simon Calton is the Chief Executive Officer of Carlton James and also the Co-Chairman of Coretec.

The Credit Agreement and Note, among other things, provide for borrowings by the Company from the Lender in an aggregate principal amount of up to $2,500,000, to be issued in advances beginning in October 2019 through January 2021 in aggregate amounts beginning at $125,000 per month and increasing to $175,000 per month in April 2020. Interest is due with each advance at 10% per annum on the outstanding principle. Additionally, pursuant to the terms set forth in the Credit Agreement and Note, a 3% commitment fee is due on each advance, totaling $75,000 over the life of the loan.

Pursuant to the Credit Agreement and Note, the Lender has the right to convert all or part of the Note to shares of common stock of the Company at $0.043, a price equal to seventy percent (70%) of the average closing price of the Company’s common stock as reported on the OTC Markets during the fifteen (15) calendar days prior to the loan closing date. All shares underlying the Note that may be issued to the Lender shall be fully paid, non-assessable restricted shares of common stock of the Company.

In addition, as an inducement to enter into the Credit Agreement and to fund each advance thereunder, the Company issued to the Lender a warrant (the “Warrant”) to purchase up to 3,000,000 shares of the Company’s common stock (“Common Shares”) at $0.052 per share. The number of Common Shares issuable upon exercise of the Warrant shall be proportionate to the principal amount actually advanced under the Note. Under the terms of the notes, warrants in the amounts of 150,000 to 210,000 will be issued monthly from October 2019 through April 2020 with each advance.

The estimated value of the warrants issued with the October advance was $3,615 or $0.0241 per warrant. The $3,615 estimated fair value of the warrants to purchase common stock was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 342.48% is based on the historical volatility of the stock. The risk-free interest rate of 1.58% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the warrant of five years is based on the life of the warrant. During the term of the loan the estimated value of 3,000,000 warrants will total $72,300 and will be charged to debt cost over the five-year term of the convertible promissory note.

4.75% Convertible debenture due September 30, 2019

Subsequent to September 30, 2019, the Company retired the 4.75% convertible debenture due to Golden State in the amount of $63,675 along with accrued interest due of $23,565.

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

Recent Developments

In August 2019, the Directors of the Company authorized options to purchase common stock in the aggregate of 20,500,000 options to certain officers and consultants of the Company, the estimated value of which was $840,500. The $840,500 estimated fair value of options to purchase common stock was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 337.19% is based on the historical volatility of the stock. The risk-free interest rate of 1.52% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the option of five years is based on the life of the option.

On October 15, 2019, the Company received $106,483 ($125,000 net of $3,750 commitment fee, $6,250 advance interest and $8,157 legal fees), the first advance of financing under a $2,500,000 credit agreement (the “Credit Agreement”) and related convertible promissory note (the “Note”) that the Company entered into, on October 11, 2019, with Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC, a Grand Cayman entity (the “Lender” or “DAF”). DAF is a mutual fund managed by The Carlton James Group (Carlton James”). Simon Calton is the Chief Executive Officer of Carlton James and also the Co-Chairman of Coretec.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018.

Revenue

We did not have revenue for the three-month periods ended September 30, 2019 and 2018.

Research and Development Expenses

The research and development expenses were $20,057 for both the three months ended September 30, 2019, and for the three months ended September 30, 2018 which represents the amortization of the patent cost.

General and Administrative Expenses

Our general and administrative expenses were $874,122 for the three months ended September 30, 2019, as compared to $158,908 for the three months ended September 30, 2018.  The approximately $715,000 net increase is due primarily to the options issued to consultants in the amount of approximately $725,000 offset by a decrease in marketing cost of approximately $2,000, approximately $3,000 decrease in accounting fees and approximately $5,000 decrease in consultants fees.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $41,209 as compared to $100,858 for the three months ended September 30, 2018.  The approximately $64,000 net decrease was a result of the approximately $45,000 decrease in the amount of our debt discount being amortized and an approximately $19,000 decrease in interest on our notes payable and debentures payable outstanding during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

We did not have revenue for the nine-month periods ended September 30, 2019 and 2018.

Research and Development Expenses

The research and development expenses were $60,172 for the nine months ended September 30, 2019, as compared to $62,157 for the nine months ended September 30, 2018.  The approximate $2,000 decrease was a result of the decrease in travel activity with the research and development staff.

General and Administrative Expenses

Our general and administrative expenses were $1,229,378 for the nine months ended September 30, 2019, as compared to $592,037 for the nine months ended September 30, 2018.  The approximately $637,000 net increase is due primarily to the options issued to consultants in the amount of approximately $725,000 in 2019, an increase in our insurance cost of approximately $4,000 and approximately $20,000 incurred for a feasibility study performed for our new financing agreement. These increases were offset by decreased marketing expense of approximately $77,000, consultant fees of approximately $24,000, and legal fee related to the NDSURF cancellation of approximately $11,000.

Interest Expense

Interest expense for the nine months ended September 30, 2019 was $230,011 as compared to $293,636 for the nine months ended September 30, 2018.  The approximate $64,000 net decrease was a result of the approximately $90,000 decrease in the amount of our debt discount being amortized and an approximately $26,000 increase in interest on our notes payable and debentures payable outstanding during the period.

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

We had net cash of $8,681 at September 30, 2019.

We had negative working capital of $3,340,441 at September 30, 2019.

During the nine months ended September 30, 2019, we used $228,640 of cash for operating activities, a net decrease of $340,736 or 60% compared to the nine months ended September 30, 2018. The net decrease in the use of cash for operating activities was a result of an increase in the net loss of $711,520, a decrease in the amortization of debt discount of $90,199, a decrease in prepaid expenses of $20,910, an increase in accounts payable and accrued liabilities of $271,132, an increase in common stock issued for services of $27,813, an increase in options issued for services of $724,631 and a decrease in the gain on settlement of accounts payable of $139,789.

During the nine months ended September 30, 2019 and 2018, there were no investing activities.

During the nine months ended September 30, 2019, there was $233,320 of net cash provided by financing activities, an increase of $125,318 or 116% compared to the nine months ended September 30, 2018. The increase was a result of $159,999 increase in proceeds from note advances from related parties, offset by a $10,916 increase in payments on our insurance premium financing and a decrease of $23,765 in proceeds from exercise of warrants.

We expect to fund the ongoing operations through the existing financing in place and through raising additional funds as permitted by the terms of new financing.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

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

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

THE CORETEC GROUP INC.

Date: November 14, 2019	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer