Form 10-K
period 2019-12-31
CORETEC GROUP INC.
filed 2020-04-02
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Securities registered under Section 12(g) of the Exchange Act: None.

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

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2019 was $2,295,808.

As of March 31, 2020, the issuer had 202,650,642 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

This Annual Report on Form 10-K includes the accounts of The Coretec Group Inc. (individually referred to as “the Group”), an Oklahoma corporation, together with its wholly owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation (individually referred to as “Coretec”). References in this Report to “we”, “our”, “us” or the “Company” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise.

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

The Group, formerly known as 3DIcon Corporation, was incorporated on August 11, 1995, under the laws of the State of Oklahoma. Prior to September 30, 2016, the Group’s primary activity had been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

On September 30, 2016 Coretec became a wholly owned subsidiary of the Group, and the Group issued an aggregate 15,870 shares of the Group’s Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was convertible into 1,914 shares, or an aggregate of 30,374,363 shares of common stock.

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

Recent Developments.

On December 27, 2019, The Coretec Group, Inc. issued 123,330,807 shares of common stock (“Common Stock”) of the Company upon the conversion of debt held by certain holders (the “Legacy Holders”), which Legacy Holders consists substantially of the Company’s Co-Chairmen, Victor Keen and Simon Calton. The total outstanding debt converted was $2,711,359 (“Legacy Debt”), which consisted of $2,017,434 in outstanding principal and $693,925 in accrued interest. The Legacy Debt was converted at a conversion price of $0.022 per share (“Conversion Price), which Conversion Price was determined by the Company’s Board of Directors (the “Board”) at a time during which the price of Common Stock was quoted significantly lower than the price quoted immediately prior to this Current Report.

On October 4, 2019 the Company entered into a credit agreement (the “Credit Agreement”) and related convertible promissory note with Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC, a Grand Cayman entity (the “Lender”). After communications between the Company and Lender, and in preparation of the Credit Agreement, the Board agreed to and approved the conversion of the Legacy Debt into shares of the Common Stock at the Conversion Price at any time prior to December 31, 2019. In seeking the capital raise with the Lender, and in order to clean up the Company’s consolidated balance sheet, it was apparent to the Board that maintaining the Legacy Debt on the Company’s books was incompatible with the intent of the capital raise with the Lender and the continued drawdowns anticipated under the Credit Agreement. The Legacy Debt was initially arranged by the Company after a significant, yet unsuccessful, search to secure third party financing. Furthermore, since the Legacy Holders were willing to convert such Legacy Debt into shares of Common Stock, the Company, believing it to be in its best interest and a necessary component to continuing to draw down debt pursuant to the Credit Agreement, agreed with the conversion of such Legacy Debt.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

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

Coretec was founded by three corporate entities:

●	EOS Management LLC
o	Expertise and experience in equipment and services for oil/gas industry.

●	Carlton James Ltd.
o	Expertise and experience in procuring and managing investments and financial services.

●	ChymaTek Energy Solutions LLC
o	Expertise and experience in R&D and commercialization of material and chemical technologies.

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

Company Business

The Company is developing a patented volumetric 3D display technology that was developed by and with the University of Oklahoma (the “University”) under a Sponsored Research Agreement (“SRA”). The development to date has resulted in multiple technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

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

Employees

We had seven  employees as of March 31, 2020: Mr. Michael Kraft, Chief Executive Officer, Ramez Elgammal, PhD, Vice-President of Technology, Mr. Ronald Robinson, Chief Financial Officer, Ms. Judith Keating, Company Secretary and Director of Investor Relations, Eric Halverson, Director of Finance/Consultant, Michelle Tokarz, Business Development Consultant, and Victoria Lamb, Office Manager/Corporate Secretary Consultant. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Businesses

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $5,494,193 for the period from inception (June 2, 2015) to December 31, 2019. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

For example, the LED lighting industry is in the relatively early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and fluctuations in product supply and demand. The LED industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions.

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

Furthermore, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control. We manufacture combustible materials in our manufacturing process and are therefore subject to the risk of explosions and fires, which can cause major disruptions to our operations. If operations at a manufacturing facility are interrupted, we may not be able to shift production to other facilities on a timely basis or at all. In addition, certain of our products are only capable of being produced at a single manufacturing facility due to unique manufacturing requirements and to the extent that any of these facilities fail to produce these products, this risk will be increased. Even if a transfer is possible, transitioning production of a particular can take between three to six months to accomplish, and in the interim period we would likely suffer extensive or total supply disruption and incur substantial costs. Such an event could have a material negative impact on our business, financial condition and results of operations.

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

Our success depends to a significant extent upon the continued services of our Board of Directors, management officers and other technical advisors.  Our success also depends on our ability to attract and retain other key executive officers. As of March 31, 2020, we had only seven employees. If we are unable to successfully retain existing management and recruit qualified personnel having experience in our business, we may not be able to continue our operations.

There is substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2019, we had a working capital deficiency of $507,983. We believe these conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing. Our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we have insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. As of March 31, 2020, we require approximately $1.6 million of funds through December 2020 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We do not currently own any patents related to our silicon-based businesses.

Risks Relating to Our Current Financing Arrangements:

There are a large number of shares underlying our convertible debt and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of  March 31, 2020, we had 202,650,642 shares of common stock issued and outstanding and convertible debt outstanding that may be converted into an estimated 25,835,866 shares of common stock. We also have outstanding warrants issued to purchase 1,020,000 shares of common stock at an exercise price of $.052. The sale of the shares underlying the convertible debt and warrants may adversely affect the market price of our common stock.

As of March 31, 2020, we have 1,297,349,358 unissued authorized shares available.

The issuance of shares upon conversion of outstanding Series A Stock, the convertible debt or the exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of our outstanding Series A Convertible Preferred Stock, convertible debt and exercise of warrants would result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.

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

The shares of our common stock are thinly traded on the OTC Pink Marketplace, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136. The Company signed an Office Lease Agreement (the “Lease Agreement”) on April 24, 2008. On July 2, 2015 the Lease Agreement was amended to extend the expiration date to July 31, 2018 and operating month to month thereafter. The lease is now on a month-to-month basis and cancellable at any time. Additionally, on December 3, 2019, the Company signed a one-year office lease in Ann Arbor, Michigan commencing January 1, 2020 and expiring December 31, 2020. The remaining rent obligation on the Ann Arbor office is $15,120 ($1,260 per month). Rent expense for the Tulsa office operating lease was $23,760 and $23,298 for the years ended December 31, 2019 and 2018, respectively.

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

2019 Fiscal Year

	High	Low
First Quarter ended March 31, 2019	$0.09	$0.03
Second Quarter ended June 30, 2019	$0.09	$0.03
Third Quarter ended September 30, 2019	$0.17	$0.03
Fourth Quarter ended December 31, 2019	$0.30	$0.02

2018 Fiscal Year

	High	Low
First Quarter ended March 31, 2018	$0.17	$0.06
Second Quarter ended June 30, 2018	$0.10	$0.06
Third Quarter ended September 30, 2018	$0.10	$0.03
Fourth Quarter ended December 31, 2018	$0.09	$0.03

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 31, 2020, we had approximately 5,400 active holders of our common stock. The number of active holders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, One State Street Plaza, 30th Floor, New York, NY 10004.

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

Equity Compensation Plan Information

We have the 2018 Equity Incentive Plan, referred to herein as the “Stock Plan.” As of March 31, 2020, 20,716,557 options to purchase our common stock were issued and outstanding under the Stock Plan with a weighted-average price of $0.08.

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
Plan category	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders:

2018 Plan	15,000,000	$0.08	12,235,982

Recent Sales of Unregistered Securities

The Company issued an aggregate of 522,924 shares of the Company’s common stock on February 15, 2018. The Company had agreed to issue to certain consultants and service providers (collectively, “Recipients”) and the Recipients had agreed to accept shares of common stock in consideration for the satisfaction, in lieu of cash payment, of an aggregate of $71,880 owed by the Company to the Recipients. Among the Recipients were (i) Doug Freitag, the Company’s former Chief Executive Officer, who received 322,154 shares of common stock in satisfaction of $41,880 owed to him for services he provided to the Company; (ii) Concordia Financial Group, the Company’s financial consultant, who received 230,770 shares of common stock in satisfaction of $30,000 owed for services provided to the Company under the terms of the independent consulting agreement (the “Independent Consulting Agreement”). On July 2, 2018, August 6, 2018 and October 1, 2018 the Company issued an aggregate of 430,985 shares of the Company’s common stock to Concordia Financial Group in satisfaction of $22,046 owed for services provided under the Independent Consulting Agreement. On October 24, 2018, Matthews Kappers, an associate of Concordia Financial Group, was issued 63,930 shares of common stock in satisfaction of $2,960 owed to him for consulting services. During 2019, Concordia was issued an aggregate of 1,413,272 shares of the Company’s common stock under the terms of the Independent Consulting Agreement. During 2019, Matthews Kappers was issued 302,907 shares of common stock in satisfaction of $11,337 owed to him for consulting services. On December 27, 2019, the Company issued 123,330,807 shares of Common Stock of the Company upon the conversion of debt held by certain Legacy Holders, which Legacy Holders consists substantially of the Company’s Co-Chairmen, Victor Keen and Simon Calton. The total outstanding Legacy Debt converted was $2,711,359, which consisted of $2,017,435 in outstanding principal and $693,924 in accrued interest.

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

Plan of Operation

Background:

From June 2, 2015 (inception), our wholly owned subsidiary, Coretec Industries, LLC, aimed to create technology-based solutions (products and services) that address energy-related market needs globally. Leveraging the expertise of its management in forming and managing technology-based startups, fund raising, sales, and marketing. They were advised by Dr. Philip Boudjouk, an expert in silicon (“Si”) chemistry and Doug Freitag, an expert in the application of Si materials and Federal business development.

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

On September 30, 2016 we closed a transaction contemplated by the Share Exchange Agreement with Coretec, pursuant to which Coretec became a wholly owned subsidiary of the Group. The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

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

Recent Developments

On December 27, 2019, the Company issued 123,330,807 shares of Common Stock of the Company upon the conversion of debt held by certain Legacy Holders, which Legacy Holders consists substantially of the Company’s Co-Chairmen, Victor Keen and Simon Calton. The total outstanding Legacy Debt converted was $2,711,359, which consisted of $2,017,434 in outstanding principal and $693,925 in accrued interest. The Legacy Debt was converted at a conversion price of $0.022 per share, which Conversion Price was determined by the Company’s Board of Directors at a time during which the price of Common Stock was quoted significantly lower than the price quoted immediately prior to this Current Report.

On October 4, 2019 the Company entered into a Credit Agreement and related convertible promissory note with Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC, a Grand Cayman entity. After communications between the Company and Lender, and in preparation of the Credit Agreement, the Board agreed to and approved the conversion of the Legacy Debt into shares of the Common Stock at the Conversion Price at any time prior to December 31, 2019. In seeking the capital raise with the Lender, and in order to clean up the Company’s consolidated balance sheet, it was apparent to the Board that maintaining the Legacy Debt on the Company’s books was incompatible with the intent of the capital raise with the Lender and the continued drawdowns anticipated under the Credit Agreement. The Legacy Debt was initially arranged by the Company after a significant, yet unsuccessful, search to secure third party financing. Furthermore, since the Legacy Holders were willing to convert such Legacy Debt into shares of Common Stock, the Company, believing it to be in its best interest and a necessary component to continuing to draw down debt pursuant to the Credit Agreement, agreed with the conversion of such Legacy Debt.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

Revenue

We did not have revenues for the years ended December 31, 2019 and 2018.

Research and Development Expenses

The research and development expenses were $80,229 for the year ended December 31, 2019, as compared to $85,066 for the year ended December 31, 2018. The approximately $5,000 decrease was a result of the approximately $3,000 decrease in patent fees and approximately $2,000 decrease in travel cost in 2019.

General and Administrative Expenses

Our general and administrative expenses were $1,486,849 for the year ended December 31, 2019, as compared to $751,251 for the year ended December 31, 2018. The approximately $736,000 net increase was a result of options issued to the CEO, CFO and consultants of $745,000, an increase of our CEO compensation of $18,000, an increase in cost for consulting fees of $21,000 from additional time spent on various investigations of possible merger candidates, an increase in our insurance cost of $8,000 and increase in various administrative costs of $3,000. These increases were partially offset by a decrease in marketing cost of $52,000 and a decrease in legal fees of $7,000.

Interest Expense

Interest expense was $287,307 for the year ended December 31, 2019, as compared to $394,943 for the year ended December 31, 2018. The decrease of approximately $108,000 was a net result of the decrease in the loan discount accretion on our loans and an increase of $18,000 due to the increase of the principal balance due under our loan agreements with Carlton James, Ltd. and Victor F. Keen during the year.

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

We had net cash of $58,149 at December 31, 2019. We had negative working capital of $507,983 at December 31, 2019.

During the year ended December 31, 2019, we used $612,459 of cash for operating activities, a decrease of $22,702 or 4% compared to the year ended December 31, 2018. The decrease in the use of cash for operating activities was a net result of the increase in the loss from operations of $807,914, the decrease in gain on settlement of accounts payable of $184,789, the decrease in amortization of debt discount of $124,606, the increase in common stock issued for services of 14,801, the increase in the options issued for common stock of $765,631, the increase in common stock issued for interest of $225,664, the increase in the change in prepaid expenses of $50,965 and a decrease in the change in accounts payable of $184,697.

During the year ended December 31, 2019, there was $666,607 of cash provided by financing activities, an increase of $498,075 or 296% compared to the year ended December 31, 2018. The increase was the net result of an increase in proceeds from notes payables of $624,649, offset by the $63,675 payment to retire the remaining balance on the Golden State 4.75% $100,000 convertible debenture, and an increase in the payments on our insurance financing agreement of $14,366.

We expect to fund the ongoing operations through the existing financing in place, through raising additional funds as permitted by the terms of DAF Credit Agreement as well as reducing our monthly expenses. Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

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

Notes payable - The fair value of the Company's notes payable has been estimated by the Company based upon the liability's characteristics, including interest rates, imbedded instruments and conversion discounts. The carrying value approximates fair value after taking into consideration the liability’s characteristics.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Intangible Assets

Intangible assets consist primarily of acquired patents. The Company acquired $1,400,000 of intangible assets in conjunction with the 2016 business combination. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $80,000 and $85,000 for the years ended December 31, 2019 and 2018, respectively.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Victor Keen	78	Director, Co-Chairman
Simon Calton	39	Director, Co-Chairman
Michael A. Kraft	57	Chief Executive Officer
Ronald Robinson	74	Chief Financial Officer
Ron Dombrowski	55	Director

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

Simon Calton – Director, Co-Chairman

Simon Calton has over 13 years of experience in financing and company structuring and utilizes his experience to find opportunities in different sectors. Since 2008, Mr. Calton has structured a number of Alternative Investment Products geared around Construction and Development in the United States and United Kingdom. In 2012 he co-founded Carlton James Ltd, which specializes in funding specific projects and developments throughout the United States. In 2007 Mr. Calton co-founded Carlton James Private and Commercial, a project investment, pension administration service and global financing firm which helps to fund projects around the globe.

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

Employment Agreements

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. During the years ended December 31, 2019 and 2018, the Company recognized $144,000 and $126,000 of expense respectively, under the terms of the agreement. Additionally, Mr. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. As of December 31, 2019, Mr. Kraft is owed $95,966 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses.

On November 13, 2017, the Company hired Ramez Elgammal, as Vice President of Technology. Mr. Elgammal is leading new business development and sales initiatives for the Company’s proprietary liquid silicon precursor, CHS. The one-year consulting agreement was effective as of November 15, 2017 and continued in full force and effect through November 14, 2018 whereupon the agreement was renewed on a month to month term. The Company paid Mr. Elgammal a fee of $125 per hour. The Company paid Mr. Elgammal a fee of $22,188 and $58,063 for the years ended December 31, 2019 and 2018 respectively. Additionally, Mr. Ramez was issued 1,000,000 options to purchase common stock of the company in August 2019.

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

On December 27, 2019, The Company issued 123,330,807 shares of Common Stock of the Company upon the conversion of debt held by the Legacy Holders as discussed under Part I, Recent Developments.

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

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2019, 2018 and 2017 for our Co-Chairman, Chief Executive Officers and our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Simon Calton Co-Chairman	2019	$-		$-		$-	$-	$-	$-
	2018	$-		$-		$-	$-	$-	$-
	2017	$-		$-		$-	$-	$-	$-

Victor Keen	2019	$-	$-	$-	$-	$-	$-	$-	$-
Co-Chairman	2018	$-	$-	$-	$-	$-	$-	$-	$-
	2017	$-	$-	$-	$-	$-	$-	$-	$-

Doug Freitag	2019	$-	$-		$-	$-	$-	$-	$-
Former CEO *	2018	$-	$-	$-	$-	$-	$-	$-	$-
	2017	$58,055	$-	$-	$-	$-	$-	$-	$58,055

Michael A. Kraft	2019	$144,000	$25,000	$-	$294,132	$-	$-	$-	$463,132
CEO **	2018	$126,000	$-	$-	$-	$-	$-	$-	$126,000
	2017	$102,000	$-	$25,000	$50,000	$-	$-	$-	$177,500

Ronald Robinson	2019	$72,000	$-	$-	$20,500	$-	$-	$-	$92,500
CFO	2018	$72,000	$-	$-	$-	$-	$-	$-	$72,000
	2017	$72,000	$-	$-	$-	$-	$-	$-	$72,000

*	Doug Freitag was the Company’s Chief Executive Officer from July 2016 to March 2017.

**	Michael A. Kraft was appointed CEO in March 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2019:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $			Option Expiration Date			Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Victor Keen, former CEO	3,530	-	-	$53	to	$420	2020	-	2022	-	-	-	-
Michael A. Kraft, CEO	10,208,160	-	-	$.04	to	$0.24	2024	-	2027	-	-	-	-

Director Compensation 2019

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-	-	-	-	-	-	$-
Simon Calton	$-	-	-	-	-	-	$-
Ron Dombrowski	$-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 31, 2020 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner	Common Stock Beneficial Ownership(1)	Percent of Class(2)	Series A Preferred Beneficial Ownership	Percent of Class(9)
Named Executive Officers and Directors:

Victor Keen (3)	100,739,007	49.71%	265,000	76.81%

Michael A. Kraft (4)	10,208,160	5.04%	-	-

Ronald Robinson (5)	1,084,327	0.54%	-	-

Simon Calton (6)	34,038,733	16.80%	-	-

Ronald Dombrowski (7)	3,644,920	1.80%	-	-

All directors and executive officers as a group (5 person)	149,711,618	73.88%	265,000	76.81%

Other 5% Stockholders:

Carlton James Ltd (8)	64,982,991	32.07%	-	-

(1)	Number of Shares Beneficially Owned include the conversion of all Series B Preferred shares into common stock.

(2)

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of the date of this report, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Furthermore, the percentages set forth in this column are based on the 202,650,642 issued and outstanding shares of common stock on March 31, 2020.

(3)

Represents 94,538,746 shares owned by Mr. Keen and (i) 6,108,398 shares prorated ownership of shares held by Carlton James Ltd., (ii) 3,530 shares issuable upon exercise of the options held by Mr. Keen, and (iii) 88,333 shares issuable upon the conversion of 265,000 shares of Series A preferred stock held by Mr. Keen. Victor Keen is a Co-Chairman of the Company’s Board of Directors.

(4)

In connection with the Company’s appointment of Mr. Kraft as CEO, the Company agreed to issue a $25,000 bonus in restricted stock upon the occurrence of certain events.  In addition, the Company agreed, upon the occurrence of such events, to issue an option to purchase up to $50,000 (208,160 shares) of the Company’s common stock at an exercise price equal to the market price as of the date the milestones are met.  Additionally, Mr. Kraft was issued 10,000,000 options in 2019. Accordingly, Mr. Kraft’s beneficial ownership reflects 10,208,160 shares beneficially owned.

(5)

Represents 739 shares owned by Mr. Robinson, 3 shares in Mr. Robinson’s IRA, and 583,585 shares issued upon conversion of the shares of Series B Preferred previously held and 500,000 options held by Mr. Robinson. Ronald Robinson is our Chief Financial Officer.

(6)

Represents 5,771,131 shares owned by Mr. Calton and Mr. Calton’s 28,267,602 shares prorated ownership of shares held by Carlton James Ltd. Simon Calton is the Co-Chairman of the Company’s Board of Directors.

(7)	Represents 3,644,920 owned by Mr. Dombrowski. Ronald Dombrowski is a Director on the Company’s Board of Directors.

(8)	Represents 7,593,591 shares owned by Carlton James Ltd. Shares held by Carlton James Ltd., are controlled by all of its members.

(9)	Calculated on the basis of 345,000 issued and outstanding shares of Series A Convertible Preferred Stock as of March 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. During the years ended December 31, 2019 and 2018, the Company recognized $144,000 and $126,000 of expense respectively, under the terms of the agreement. Additionally, Mr. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. As of December 31, 2019, Mr. Kraft is owed $95,966 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses.

At December 31, 2018 the Company had an aggregate balance of $971,500 of advances due to Mr. Victor Keen, Co-Chairman of the Board of Directors. During the year ended December 31, 2019 Mr. Keen advanced the Company an additional $135,000, such that an aggregate amount of $1,106,500 was due to Mr. Keen under the terms of certain promissory notes and convertible debentures (“the Notes”) which were included in notes payable – related party (see Note 4 of the consolidated financial statements). The Notes along with accrued interest of $342,292, were converted to common stock on December 27, 2019. Interest expense related to the Notes was $112,969 and $84,991 for the year ended December 31, 2019 and 2018 respectively.

At December 31, 2018, the Company had an aggregate balance of $775,934 of advances due to CJL, a company owned by Mr. Simon Calton, a director of the Company.  During the years ended December 31, 2019, CJL, advanced an additional $135,000 such that as of November 30, 2019, an aggregate amount of $910,934 was due to CJL under the terms of two loans (“Loans”), which were included in notes payable-related parties (see Note 4 of the notes to financial statements). The Loans along with accrued interest of $351,633 were converted to common stock on December 27, 2019.  Interest expense related to the Loans was $112,695 and $99,615 for the years ended December 31, 2019 and 2018 respectively.

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with DAF the Lender. DAF is managed by Carlton James, Ltd, a UK based company of which Simon Calton is the Chief Executive Officer. Mr Calton is CO-Chairman of Coretec.

Director Independence

As discussed above, none of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2019 and 2018 were approximately $70,000 and $69,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2019 and 2018 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2019 and 2018 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2019 and 2018 were $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (20)

3.10	Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (23)

3.11	Certificate of Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (25)

4.1	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.2	Form of Convertible Bridge Note (8)

4.3	Form of Convertible Debenture dated June 25, 2013 (18)

4.4	Senior Convertible Note dated October 1, 2013 (19)

4.5	Convertible Promissory Note dated March 5, 2015 (22)

4.6	Convertible Note dated March 4, 2015 (22)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

10.32	Securities Purchase Agreements dated December 11, 2015 (23)

10.33	Share Exchange Agreement dated May 31, 2016 (24)

10.34	Supply Agreement date December 13, 2016 (26)

10.35	Option Agreement dated November 15, 2017 (27)

10.36	Settlement Agreement and General Release dated June 29, 2018 (28)

10.37	Credit Agreement dated as of October 4, 2019 (29)

10.38	Promissory Note dated as of October 4, 2019 (29)

10.39	Warrant dated as of October 4, 2019 (29)

21.1	Subsidiaries (30)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Filed herewith

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 20, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

(22)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on May 15, 2015 (File No. 000-54697)

(23)	Incorporated by reference to Current Report on Form 8-K as filed on March 24, 2016 (File No. 000-54697)

(24)	Incorporated by reference to Current Report on Form 8-K as filed on June 1, 2016 (File No. 000-54697)

(25)	Incorporated by reference to Current Report on Form 8-K as filed on October 6, 2016 (File No. 000-54697)

(26)	Incorporated by reference to Current Report on Form 8-K as filed on December 19, 2016 (File No. 000-54697)

(27)	Incorporated by reference to Current Report on Form 8-K as filed on December 6, 2017 (File No. 000-54697)

(28)	Incorporated by reference to Current Report on Form 8-K as filed on July 2, 2018 (File No. 000-54697)

(29)	Incorporated by reference to Current Report on Form 8-K as filed on October 15, 2019 (File No. 000-54697)

(30)	Incorporated by reference to Annual Report on Form 10-K as filed on April 2, 2018 (File No. 000-54697)

ITEM 16. FORM 10-K SUMMARY.

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: April 2, 2020	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Victor F. Keen	Director	April 2, 2020
Victor F. Keen

By:	/s/ Simon Calton	Director	April 2, 2020
Simon Calton

By:	/s/ Ronald Dombrowski	Director	April 2, 2020
Ronald Dombrowski

THE CORETEC GROUP INC.

December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Coretec Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coretec Group Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

April 2, 2020

THE CORETEC GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	2019	2018
Assets
Current assets:
Cash	$58,149	$4,001
Prepaid expenses	88,821	37,237
Total current assets	146,970	41,238

Property and equipment, net	126	882

Other assets:
Patents, net	1,139,255	1,219,484
Goodwill	166,000	166,000
Deposits-other	3,575	2,315
Total other assets	1,308,830	1,387,799
Total Assets	$1,455,926	$1,429,919

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Notes payable - related party	$-	$1,702,300
Notes and debentures payable	39,138	94,764
Accounts payable and accrued expenses	615,815	597,843
Accrued interest payable - related party	-	468,260
Accrued interest payable	-	26,051
Total current liabilities	654,953	2,889,218

Long term debt:
Notes payable - related party, net of discounts	120,508	-
Total Liabilities	775,461	2,889,218

Stockholders' equity (deficiency):
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at December 31, 2019 and 2018	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized;193,521,506 and 68,474,520 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	38,704	13,695
Additional paid-in capital	6,135,885	2,166,745
Accumulated deficit	(5,494,193)	(3,639,808)
Total Stockholders' Equity (Deficiency)	680,465	(1,459,299)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,455,926	$1,429,919

See notes to consolidated financial statements

THE CORETEC GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Income:
Revenue	$-	$-

Expenses:
Research and development	80,229	85,066
General and administrative	1,486,849	751,251
Interest	287,307	394,943
Total expenses	1,854,385	1,231,260

Gain on settlement of accounts payable	-	184,789
Net loss	$(1,854,385)	$(1,046,471)

Loss per share:
Basic and diluted	$(0.026)	$(0.015)

Weighted average shares outstanding, basic and diluted	70,919,722	67,909,853

See notes to consolidated financial statements

THE CORETEC GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2017	345,000	$69	66,785,428	$13,357	$2,020,642	$(2,593,337)	$(559,269)
Warrants exercised	-	-	-	-	49,106	-	49,106
Debt converted to common stock	-	-	641,253	128	322	-	450
Common stock issued for accounts payable	-	-	552,924	111	71,768	-	71,879
Common stock issued for services	-	-	494,915	99	24,907	-	25,006
Net loss for the period	-	-	-	-	-	(1,046,471)	(1,046,471)
Balance December 31, 2018	345,000	$69	68,474,520	$13,695	$2,166,745	$(3,639,808)	$(1,459,299)
Debt converted to common stock	-	-	91,788,776	18,358	1,999,077	-	2,017,435
Common stock issued for accounts payable	-	-	472,486	94	18,960	-	19,054
Common stock issued for interest and accrued interest	-	-	31,542,031	6,308	687,616	-	693,924
Common stock issued for services	-	-	1,243,693	249	39,557	-	39,806
Beneficial conversion feature of notes payable	-	-	-	-	281,837	-	281,837
Warrants issued	-	-	-	-	60,593	-	60,593
Options issued for compensation and services	-	-	-	-	881,500	-	881,500
Net loss for the period	-	-	-	-	-	(1,854,385)	(1,854,385)
Balance December 31, 2019	345,000	$69	193,521,506	$38,704	$6,135,885	$(5,494,193)	$680,465

See notes to consolidated financial statements

THE CORETEC GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash Flows from Operating Activities
Net loss	$(1,854,385)	$(1,046,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	756	756
Amortization - intangible assets	80,229	80,230
Amortization - debt discount	55,839	180,444
Common stock issued for services	39,806	25,006
Common stock issued for interest	225,664	-
Options issued for services	765,631	-
Gain on settlement of accounts payable	-	(184,789)
Change in:
Prepaid expenses and other assets	(52,844)	(1,879)
Accounts payable and accrued liabilities	126,845	311,542

Net cash used in operating activities	(612,459)	(635,161)

Cash Flows from Financing Activities
Payments on notes, debentures and insurance premium financing	(117,129)	(39,088)
Proceeds from debt and warrants issued	806,503	183,854
Payment of debt issue costs	(22,767)	-
Proceeds from options and common stock issued	-	23,766
Net cash provided by financing activities	666,607	168,532

Net change in cash	54,148	(466,629)
Cash, beginning of period	4,001	470,630

Cash, end of period	$58,149	$4,001

Supplement Disclosure of Cash flow Information
Cash paid during the year for interest	$50,237	$1,967
Non-Cash Investing and Financing Activities
Options issued for accounts payable	$115,869	$-
Debt converted to common stock	$2,017,434	$25,790
Common stock issued for liabilities	$487,315	$71,879

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

Reverse Acquisition

On May 31, 2016, the Group entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Coretec and four Coretec members (the “Members”), which Members held all outstanding membership interests in Coretec. On September 30, 2016 (the “Closing Date”), the Group closed the transaction contemplated by the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Members agreed to sell all their membership interests in Coretec to the Group in exchange for the Group’s issuance of an aggregate 4,760,872 shares of the Group’s Series B Convertible Preferred Stock to the Members (the “Exchange”). Coretec became a wholly owned subsidiary of the Group and the former Members beneficially owned approximately 65% of the Group’s common stock on a fully diluted basis on the Closing Date. Upon the closing of the Share Exchange Agreement, two of the Group’s Directors resigned and three new Directors associated with Coretec were nominated and elected, giving control of the board of directors to former Coretec Members. The 65% holders of the Group common stock were unable to sell that stock for a period of one year under the terms of a lock-up agreement reached between the parties. Victor Keen, the largest shareholder of the Group prior to the reverse acquisition, was also a participant in the lock-up agreement.

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

Principles of Consolidation

The consolidated balance sheets as of December 31, 2019 and 2018 and the consolidated statements of operations and cash flows for the years ended December 31, 2019 and 2018 include the accounts of the Group and its wholly owned subsidiary, Coretec. Intercompany transactions and balances have been eliminated in consolidation.

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

Notes payable - The fair value of the Company's notes payable has been estimated by the Company based upon the liability's characteristics, including interest rates, imbedded instruments and conversion discounts. The carrying value approximates fair value after taking into consideration the liability’s characteristics.

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

	December 31,
	2019	2018
Options	21,716,557	216,557
Warrants	570,000	1,061
Series A convertible preferred stock	115,000	115,000
Convertible debt	13,11,457	289,804,783
Total potentially dilutive shares	35,523,014	290,137,401

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $80,000 and $85,000 for the years ended December 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may materially impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

In February 2016, the FASB issued accounting standards update (ASU) No. 2016-02, Leases (Topic 842) intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. This is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On January 1, 2019, the Company adopted topic 842 using the optional transition method of adoption, under which the new standard was applied to the current period rather than restating the prior periods presented.  The Company made the policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less. The Company's only two leases were short-term leases, consequently, adoption had no impact on the consolidated financial statements.

The FASB has issued ASU2014-09, Revenue from Contracts with Customers. The ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations because the Company currently has no revenue.

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

Uncertainties

The Company has realized a cumulative net loss of $5,443,294 for the period from inception (June 2, 2015) to December 31, 2019, negative working capital of $507,983, and no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these consolidated financial statements. The Company has insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The Company has raised capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis or, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, and has spread around the world, with resulting business and social disruption. The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020.  The operations and business results of the Company could be materially adversely affected.  The extent to which the coronavirus may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2019	2018
Furniture and fixtures	$13,286	$13,286
Less: Accumulated depreciation	(13,160)	(12,404)
Totals	$126	$882

Depreciation expense amounted to $756 for each of the years ended December 31, 2019 and 2018.

Note 3 – Patents

The following table sets forth patents:

	December 31, 2019			December 31, 2018
	Gross			Gross			Useful
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book	Life
	Amount	Amortization	Value	Amount	Amortization	Value	In Years

Patents	$1,400,000	$(260,745)	$1,139,255	$1,400,000	$(180,515)	$1,219,484	17.45

The patents were acquired with the September 30, 2016 reverse acquisition. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Note 4 – Debentures and Notes Payable

Debentures and notes payable consists of the following:

	December 31,	December 31,
	2019	2018
Notes and debentures payable:
6.30% Insurance premium finance agreement due July 2020	$39,138	$-
6.05% Insurance premium finance agreement due July 2019	-	31,089
4.75% Convertible debenture due September 2019	-	63,675
Total notes and debentures payable	$39,138	$94,764

Notes payable - related party:
10% Promissory note due January 2024	$475,000	$-
Less:
Beneficial conversion feature	(273,422)	-
Warrants issued	(59,108)	-
Debt issue costs	(21,962)	-
Net	120,508
14% Term loan due December 2019	-	374,993
14% Term loan due December 2019	-	621,500
14% Term loan due December 2019	-	400,941
7% Convertible promissory note due December 2019, net	-	228,627
7% Convertible promissory note due December 2019, net	-	76,239
Total notes payable - related party	120,508	1,702,300
Less current maturities	-	(1,702,300)
Long-term debt	$120,508	$-

6.30% Insurance premium finance agreement due July 2020

The Company entered into an insurance financing agreement in September 2019 totaling $61,503. The agreement was due in eleven installments of $5,591 through July 2020. The Company made installment payments of $22,365 during the year ended December 31, 2019.

6.05% Insurance premium finance agreement due July 2019

The Company entered into an insurance financing agreement in 2018 totaling $48,855 due July 2019 and made payments of $31,089 during the year ended December 31, 2019.

4.75% Convertible debenture due September 2019

On November 3, 2006, the Company issued to Golden State a 4.75% convertible debenture in a principal amount of $100,000, due December 31, 2014, subsequently extended to December 31, 2018 and most recently extended to September 30, 2019 and warrants to buy 61 post-split equivalent shares of common stock at a post-split exercise price of $114,450 per share. On January 8, 2018, Golden State converted $225 of the 4.75% convertible debenture into 244,618 shares of common stock at $0.0009 per share and exercised 0.2143 warrants at $114,450 per share for $24,525. On May 24, 2018, Golden State converted $225 of the 4.75% convertible debenture into 396,635 shares of common stock at $0.0006 per share and exercised 0.2143 warrants at $114,450 per share and advanced $23,766 cash for the exercise. On October 15,2019, the Company paid the balance due on the debenture of $63,675 along with the accrued interest due of $26,065.

Conversion of related party loans and convertible debentures to common stock

On December 27, 2019, the Company issued 123,330,807 shares of Common Stock of the Company upon the conversion of debt held by certain Legacy Holders, which consists substantially of the Company’s Co-Chairmen, Victor Keen and Simon Calton. The total outstanding Legacy Debt converted was $2,711,359, which consisted of $2,017,435 in outstanding principal and $693,924 in accrued interest. The Legacy Debt was converted at conversion prices of $0.022 per share.

10% Promissory note due January 2024, net

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with DAF the Lender. DAF is managed by Carlton James, Ltd, a UK based company of which Simon Calton is the Chief Executive Officer. Mr Calton is Co-Chairman of Coretec. The 10% Promissory Note, in a principal amount of $2,500,000, is due January 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019.   Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period.

Under the terms of the Promissory Note, DAF has the right to elect to convert all or part of the Promissory Notes at a price equal to seventy percent (70%) of the average closing price of the Company’s common stock as reported on the over-the-counter quotation system on the OTC Markets during the fifteen (15) calendar days prior to the loan closing date of October 4, 2019, which calculates to $0.0329 per share.

The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. Given the terms and related-party nature of the agreement, the commitment date was determined to be the date the funds are advanced to the Company and is limited to the funding value less other debt discounts (see below). A debt discount of $281,837 was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount will be amortized over the life of the debt and $8,415 was amortized during the year ended December 31, 2019.

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share were issued to DAF. The warrants will be issued in amounts of 150,000 and 210,000 per month as the advance is received during the funding period. As of December 31, 2019, 570,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. The allocated cost of the warrants amounted to $60,593 during the year ended December 31, 2019 and is being amortized over the life of the debt and $1,485 was amortized during the year ended December 31, 2019.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $22,767 during the year ended December 31, 2019 and are being amortized over the life of the debt and $805 was amortized during the year ended December 31, 2019.

14% Term loan due December 2019, related party

On April 18, 2016, the Company entered into an unsecured loan agreement whereby Carlton James Ltd ("CJL”), a company owned by Mr. Simon Calton, a director of the Company, agreed to provide the Company a loan facility of up to $100,000. Under the terms of the agreement, the Company accrued interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest was due quarterly, and the principal was due September 30, 2019 and subsequently extended to December 31, 2019. CJL had advanced $374,993 ($274,993 in excess of the facility) on the loan as of September 30, 2019. During 2017, CJL agreed that the excess amount funded and any future funding under the loan would be done on the same terms and conditions as the original note. The loan and accrued interest were a part of the Legacy Debt and effective November 30, 2019, the loan and accrued interest were retired December 27, 2019.

14% Term loan due December 2019, related party

On February 24, 2016, the Company entered into an unsecured loan agreement whereby Victor Keen, Co-Chairman of the Company (“Keen”) agreed to provide the Company a loan facility of up to $300,000. Under the terms of the agreement, the Company accrued interest on the outstanding unpaid balance at the rate of 1.167% per month. The interest was due quarterly, and the principal was due September 30, 2019 and subsequently extended to December 31, 2019. Keen had advanced $756,500 ($456,500 in excess of the facility) on the loan through November 30, 2019. During 2017, Keen agreed that the excess amount funded and any future funding under the loan will be done on the same terms and conditions as the original note.   The loan and accrued interest were a part of the Legacy Debt and effective November 30, 2019, the loan and accrued interest were retired on December 27, 2019.

14% Term loan due December 2019, related party

On June 1, 2015, Coretec obtained a $500,000 revolving note agreement with CJL. Coretec accrued the interest on the outstanding balance at the rate of 1.167% per month. CJL had advanced $535,941 on the loan ($35,941 in excess of the facility) through November 30, 2019. During 2019, CJL agreed that the excess amount funded and any future funding under the loan would be done on the same terms and conditions as the original note.  Outstanding borrowings were secured by substantially all assets of the Company. The note was due on September 30, 2019 and subsequently extended to December 31, 2019. The loan and accrued interest were a part of the Legacy Debt and effective November 30, 2019, the note and accrued interest were retired on December 27, 2019.

7% Convertible promissory note due December 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019, subsequently extended to December 31, 2019. The promissory note automatically converted into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature was limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount was amortized over the original life of the debt and $21,373 and $130,440 was amortized during the year ended December 31, 2019 and 2018 respectively. The note and accrued interest were a part of the Legacy Debt retired on December 27, 2019.

7% Convertible promissory note due December 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019 and subsequently extended to December 31, 2019. The promissory note automatically converted into four percent (4%) of the fully diluted outstanding shares of common stock of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount was amortized over the original life of the debt and $23,761and $50,004 was amortized during the years ended December 31, 2019 and 2018 respectively.  The note and accrued interest were a part of the Legacy Debt retired December 27, 2019.

Note 5 – Commitments

Consulting Agreements

On November 13, 2017, the Company hired Ramez Elgammal as Vice President of Technology. Mr. Elgammal will lead new business development and sales initiatives for the Company’s proprietary liquid silicon precursor, CHS. The one-year consulting agreement was effective as of November 15, 2017 and continued in full force and effect through November 14, 2018 whereupon the agreement was renewed on a month to month term. Under the terms of the agreement. Mr. Elgammal is compensated at the rate of $125 per hour. The Company paid Mr. Elgammal a fee of $22,188 and $58,063 for the years ended December 31, 2019 and 2018 respectively.

The Company entered into a one-year independent consulting agreement with Concordia Financial Group (“Concordia”) effective August 1, 2016, and month-to-month thereafter. Under the terms of the agreement, Concordia will provide business strategy services by assisting the Company by reviewing and evaluating the Company's plans, personnel, board composition, technology, development of business models, building financial models for projections, developing materials to describe the Company, developing capital sources and assisting and advising the Company in its financial negotiations with capital sources. Concordia also advises with respect to effective registration of offerings of Company securities, the management team, the Company's development of near and long-term budgets, marketing strategies and plans, and assists in presentations related to the above services. Concordia is paid an hourly fee of $185. The Company recognized expense of $68,247 and $54,483 during the years ended December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, the remaining balance of the SRA to be paid under the terms of the agreement is $93,578.  As of December 31, 2019, and pursuant to the SRA, Coretec was in arrears on the payment of that obligation. Accordingly, as of December 31, 2019, Coretec would be considered in default under the SRA because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the SRA, including an option to terminate the SRA if we do not cure the default within 10 business days after receiving written notice by NDSU/RF.  Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the SRA. In connection with such objective, Coretec has sent NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default.  As of the date of this report, there have been no legal proceedings initiated in connection with the SRA.  However, no assurances can be made that the active communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.

Note 6 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On December 27, 2019, the Company issued 123,330,807 shares of Common Stock of the Company upon the conversion of debt held by certain Legacy Holders. (see Note 4)

Series A Convertible Preferred Stock

The terms of the Series A Convertible Preferred Stock, Warrants and Options are as follows:

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”) and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Corporation. We have not paid any cash or stock dividends to the holders of our Series A Preferred. As of December 31, 2019, dividends in arrears totaled approximately $128,000. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

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

Options

On August 7, 2019 the Company issued 21,500,000 five (5) year options to purchase common stock of the Company at an exercise price of $0.041 per share. The estimated fair value of the options was $881,500. Michael Kraft, CEO was issued 10,000,000 options, Concordia Financial Group was issued 10,000,000 options, Ramez Elgammal, CTO was issued 1,000,000 options and Ronald Robinson CFO was issued 500,000 options. Mr. Kraft’s options were issued for $90,869 in accrued compensation due him, $25,000 under the terms of his employment agreement and $294,132 as additional compensation for his services as CEO. Concordia’s, Mr. Elgammal’s and Mr. Robinson’s options were issued for additional compensation for services during the year ended December 31, 2019.

The $881,500 estimated fair value of options to purchase common stock issued in August 2019 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 337.19% is based on the historical volatility of the stock. The risk-free interest rate of 1.52% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the options of five years is based on historical exercise behavior and expected future experience

Warrants

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share were issued to DAF. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. As of December 31, 2019, 570,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrant.

As of December 31, 2018, Golden State had warrants outstanding to purchase 61 shares of common stock at a price of $114,450 per share which expired December 31, 2018, subsequently extended to September 30, 2019 and cancelled in October 2019 with the retirement of the Golden State convertible debenture. Global Capital had warrants outstanding to purchase 1,000 shares of common stock at a price of $0.96 per shares which expired on March 31, 2019.

Warrants Summary

The following table summarizes the Company’s warrant activity during the year ended December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2018	1,061	$6,589	0.26
Granted	570,000	0.052	4.84
Expired	(1,061)	(6,589)
Exercised	-	-

Outstanding, December 31, 2019	570,000	$0.52	4.84	$-

Exercisable, December 31, 2019	570,000	$570,000	4.84	$-

The following table summarizes the Company’s warrants as of December 31, 2019:

Warrants Outstanding		Warrants Exercisable
Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$.052	570,000	4.84	570,000

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

The following table summarizes the Company’s option activity during the year ended December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2018	216,557	$3.51	7.26	$-
Granted	21,500,000	0.04	4.61	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2019	21,716,557	$0.08	4.63	$-

Exercisable, December 31, 2019	21,716,557	$0.08	4.63	$-

The following table summarizes the Company’s options as of December 31, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.41	21,500,000	4.61	21,500,000
$0.24	208,160	7.5	208,160
$52.50	4,383	0.5	4,383
$70.26	3,449	2.5	3,449
$420.00	565	1.4	565
	21,716,557	4.63	21,716,557

Note 7 – Incentive Stock Plan

In January 2018, the Company’s 2018 Equity Incentive Plan (the “2018 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2018 EIP shall not exceed fifteen million (15,000,000) shares. The shares are included in a registration statement filed January 2018. There are 12,235,982 shares available for issuance under the 2018 EIP as of December 31, 2019.

Note 8 – Office Lease

The Company has an amended office lease in Tulsa, Oklahoma that expired on July 31, 2018. The Company is now on a month to month basis at $1,980 per month under the terms of the Tulsa lease.  Additionally, on December 3, 2019, the Company signed a one-year office lease in Ann Arbor, Michigan commencing January 1, 2020. The remaining rent obligation on the Ann Arbor office is $15,120 ($1,260 per month). Rent expense for the Tulsa office operating lease was $23,760 and $23,298 for the years ended December 31, 2019 and 2018, respectively

Note 9 – Related Party Transactions

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. During the years ended December 31, 2019 and 2018, the Company recognized $144,000 and $126,000 of expense respectively, under the terms of the agreement. Additionally, Mr. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. As of December 31, 2019, Mr. Kraft is owed $95,966 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses.

At December 31, 2018 the Company had an aggregate balance of $971,500 of advances due to Mr. Victor Keen, Co-Chairman of the Board of Directors. During the year ended December 31, 2019 Mr. Keen advanced the Company an additional $135,000, such that as of November 30, 2019, an aggregate amount of $1,106,500 was due to Mr. Keen under the terms of certain promissory notes and convertible debentures (“the Notes”) which were included in notes payable – related party (see Note 4 of the consolidated financial statements). The Notes along with accrued interest of $342,292, were converted to common stock on December 27, 2019.  Interest expense related to the Notes was $112,969 and $84,991 for the year ended December 31, 2019 and 2018 respectively.

At December 31, 2018 the Company had an aggregate balance of $775,934 of advances due to CJL, a company owned by Mr. Simon Calton, a director of the Company, During the years ended December 31, 2019, CJL, advanced an additional $135,000 such that as of November 30, 2019, an aggregate amount of $910,934 was due to CJL under the terms of two loans (“Loans”), which were included in notes payable-related parties (see Note 4 of the notes to financial statements). The Loans along with accrued interest of $351,633 were converted to common stock on December 27, 2019.  Interest expense related to the Loans was $112,695 and $99,615 for the year ended December 31, 2019 and 2018 respectively.

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with DAF the Lender. DAF is managed by Carlton James, Ltd, a UK based company of which Simon Calton is the Chief Executive Officer. Mr Calton is CO-Chairman of Coretec. (see Note 4)

Note 10 – Settlement of Accounts Payable

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

Note 11 – Subsequent Events

Addendum to Consulting agreement

 On February 3, 2020 Ramez Elgammal agreed to an addendum to his November 15, 2017 consulting agreement providing for the payment of certain amounts owed him in common shares of the Company.  The addendum was related to the balance that was owed to Mr. Elgammal for consulting services on August 31, 2019 totaling $46,054.  Under the terms of the addendum the $46,054 is to be paid one-half in cash, $23,027 and one-half in S8 stock $23,027, at a discount to the market of 30% of the average closing price of the previous fifteen (15) days prior to August 31, 2019, or 534,022 shares of S8 stock  at a conversion price of $0.0431 per share.

DAF Credit Agreement

Subsequent to December 31, 2019, DAF funded $375,000 and earned 450,000 warrants under the terms of the DAF Credit Agreement.

On March 23, 2020, DAF submitted a conversion notice to the Company to convert $300,000 of the principle amount of the DAF promissory note into 9,129,136 common shares of the Company's common stock.  Under the terms of the DAF Credit Agreement, the shares were issued at a conversion price of $0.0329 per share.

Consulting Agreements

The Company entered into a one-year consulting agreement with Michelle Tokarz (“Tokarz”) effective February 10, 2020 and expiring February 9, 2021.  Under the terms of the agreement, Tokarz will have the position of Business Development Consultant.   Tokarz will be paid an hourly fee of $115 with a maximum of $1,000 per day and shall make up to ten days available to the Company each month.

The Company entered into a one-year consulting agreement with Eric A. Halverson (“Halverson”) effective March 23, 2020 and expiring March 23, 2021.  Under the terms of the agreement, Halverson will have the position of Director of Finance.  Halverson will be paid a monthly fee of $5,500 and shall make up to twenty hours per week available to the Company for each week of each month.

The Company entered into a one-year consulting agreement with Victoria Lamb (“Lamb”) effective March 16, 2020 and expiring March 16, 2021.  Under the terms of the agreement, Lamb will have the position of Office Manager / Corporate Secretary Consultant.  Lamb will be paid an hourly fee of $20 and shall make up to twenty hours per week available to the Company for each week of each month.