Form 10-Q
period 2020-03-31
CORETEC GROUP INC.
filed 2020-05-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of May 15, 2020, the issuer had 202,650,642 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$80,494	$58,149
Prepaid expenses	47,518	88,821
Total current assets	128,012	146,970

Property and equipment, net	-	126

Other assets:
Patents, net	1,119,197	1,139,255
Goodwill	166,000	166,000
Deposits-other	3,575	3,575
Total other assets	1,288,772	1,308,830
Total Assets	$1,416,784	$1,455,926

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$22,365	$39,138
Accounts payable and accrued expenses	557,122	615,815
Total current liabilities	579,487	654,953

Long term debt:
Notes payable - related party, net of discounts	23,389	120,508
Total Liabilities	602,876	775,461

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 202,650,642 and 193,521,506 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	40,530	38,704
Additional paid-in capital	6,797,809	6,135,885
Accumulated deficit	(6,024,500)	(5,494,193)
Total Stockholders' Equity	813,908	680,465
Total Liabilities and Stockholders' Equity	$1,416,784	$1,455,926

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Income:
Revenue	$-	$-

Expenses:
Research and development	20,057	20,057
General and administrative	289,811	184,896
Interest	220,439	93,370
Total expenses	530,307	298,323

Net loss	$(530,307)	$(298,323)

Loss per share:
Basic and diluted	$(0.003)	$(0.004)

Weighted average shares outstanding, basic and diluted	193,621,826	68,622,677

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE THREE MONTHS ENDED MARCH 31, 2020 and THREE MONTHS ENDED MARCH 31, 2019
(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2019	345,000	$69	193,521,506	$38,704	$6,135,885	$(5,494,193)	$680,465
Debt converted to common stock	-	-	9,129,136	1,826	298,174	-	300,000
Beneficial conversion feature of note payable	-	-	-	-	310,303	-	310,303
Warrants issued	-	-	-	-	53,447	-	53,447
Net loss for the period	-	-	-	-	-	(530,307)	(530,307)
Balance March 31, 2020	345,000	$69	202,650,642	$40,530	$6,797,809	$(6,024,500)	$813,908

Balance December 31, 2018	345,000	$69	68,474,520	$13,695	$2,166,745	$(3,639,808)	$(1,459,299)
Common stock exchanged for liabilities	-	-	199,017	40	7,822	-	7,862
Net loss for the period	-	-	-	-	-	(298,323)	(298,323)
Balance March 31, 2019	345,000	$69	68,673,537	$13,735	$2,174,567	$(3,938,131)	$(1,749,760)

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(530,307)	$(298,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126	189
Amortization - intangible assets	20,057	20,057
Amortization - debt discount	202,882	33,874
Change in:
Prepaid expenses	41,303	10,652
Accounts payable and accrued liabilities	(58,693)	157,946

Net cash used in operating activities	(324,632)	(75,605)

Cash Flows from Financing Activities
Payments on insurance premium financing	(16,773)	(13,324)
Proceeds from debt and warrants issued	363,750	85,000
Net cash provided by financing activities	346,977	71,676

Net change in cash	22,345	(3,929)
Cash, beginning of period	58,149	4,001

Cash, end of period	$80,494	$72

Supplement Disclosure of Cash flow Information
Cash paid during the period for interest	$18,780	$2,675
Non-Cash Financing Activities
Notes payable converted to common stock	$300,000	$-
Common stock issued to satisfy accounts payable	$-	$7,862
Recognition of beneficial conversion feature	$310,303	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s year-end audited consolidated financial statements and related footnotes included in the previously filed Form 10-K, and in the opinion of management, reflects all adjustments necessary to present fairly the consolidated financial position of the Company. The consolidated results of operations for interim periods may not be indicative of the results which may be realized for the full year.

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $6,024,500 for the period from inception (June 2, 2015) to March 31, 2020, has negative working capital of $474,864, and no revenues. The Company has insufficient revenue and capital commitments to fund the development of its planned products and pay operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

Notes payable - The fair value of the Company’s notes payable has been estimated by the Company based upon the liability’s characteristics, including interest rates, embedded instruments and conversion discounts. The carrying value approximates fair value.

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

The beneficial conversion feature of a convertible note is credited to additional paid-in-capital.  The intrinsic value is recorded in the condensed consolidated financial statements as a debt discount and such discount is amortized over the expected term of the convertible note and is charged to interest expense.

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

Basic and diluted loss per common share are calculated the same for all periods presented due to the net loss. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2020	2019
Options	21,716,557	216,557
Warrants	1,020,000	61
Series A convertible preferred stock	115,000	115,000
Convertible debt	16,717,325	301,164,653
Total potentially dilutive shares	39,568,882	301,496,271

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 6.

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity should measure goodwill impairment and test by comparing the fair value of a reporting unity with its carrying amount. The Company adopted this standard effective January 1, 2020 and will apply the standard on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

Note 4 –Notes Payable

	March 31,	December 31,
	2020	2019
Notes payable:
6.3% Insurance premium finance agreement due July 2020	$22,365	$39,138

Notes payable - related party:
10% Promissory note due January 2024	$550,000	$475,000
Less:
Beneficial conversion feature	(422,585)	(273,422)
Warrants issued	(81,010)	(59,108)
Debt issue costs	(23,016)	(21,962)
Total notes payable - related party	$23,389	$120,508

 6.3% Insurance premium finance agreement, due July 2020

The Company entered into an insurance financing agreement in September 2019 totaling $61,503. The monthly payments under the agreement are due in eleven installments of $5,591 through July 2020. The Company made installment payments of $16,773 during the three months ended March 31, 2020.

10% Promissory note due January 2024, net

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with DAF the Lender. DAF is managed by Carlton James, Ltd, a UK based company of which Simon Calton is the Chief Executive Officer. Mr. Calton is Co-Chairman of Coretec. The 10% Promissory Note, in a principal amount of $2,500,000, is due January 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019.   Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period.

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

The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. Given the terms and related-party nature of the agreement, the commitment date was determined to be the date the funds are advanced to the Company and is limited to the funding value less other debt discounts (see below). A debt discount of $310,303 and $281,837 was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. The debt discount will be amortized over the life of the debt and $30,770 was amortized to interest expense during the three months ended March 31, 2020.

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share are available to be issued to DAF. The warrants will be issued in amounts of 150,000 and 210,000 per month as the advance is received during the funding period. As of March 31, 2020, 1,020,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. The allocated cost of the warrants amounted to $53,447 and $60,593 during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, and is being amortized over the life of the debt. $6,114 was amortized during the three months ended March 31, 2020.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $11,250 and $22,767 for three months ended March 31, 2020 and the year ended December 31, 2019 and are being amortized over the life of the debt and $2,073 was amortized during the three months ended March 31, 2020.

On March 31, 2020, under the terms of the Credit Agreement, DAF converted $300,000 of the principle of the Promissory Note into 9,129,136 shares of common stock at $0.0329 per share. A related charge of $130,370 of the beneficial conversion feature was made to interest expense along with debt issue related charges of $25,523 for the warrants and $8,123 for the deferred cost, during the three months ended March 31, 2020.

Note 5 – Commitments and Contingencies

Warrants

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share are available to be issued to DAF. The warrants are being issued in amounts of 150,000 and 210,000 per month during the funding period. As of March 31, 2020, 1,020,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrant.

Warrants Summary

The following table summarizes the Company’s warrant activity during the three months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2019	570,000	$0.052	4.59	$-
Granted	450,000	0.052	5.00	-

Outstanding, March 31, 2020	1,020,000	$0.052	4.80	$-

Exercisable, March 31, 2020	1,020,000	$0.052	4.80	$-

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

The following table summarizes the Company’s option activity during the three-month period ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2019	21,716,557	$0.08	4.36	$-
Granted	-	-	-	-
Outstanding, March 31, 2020	21,716,557	$0.08	4.36	$-

Exercisable, March 31, 2020	21,716,557	$0.08	4.36	$-

The following table summarizes the Company’s options as of March 31, 2020:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.41	21,500,000	4.36	21,500,000
$0.24	208,160	7.25	208,160
$52.50	4,383	.23	4,383
$70.26	3,449	2.25	3,449
$420.00	565	1.13	565
Total	21,716,557	4.36	21,716,557

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

Office Leases

The Company has an amended office lease in Tulsa, Oklahoma that expired on July 31, 2018. The Company is now on a month to month basis at $1,980 per month under the terms of the Tulsa lease.  Additionally, on December 3, 2019, the Company signed a one-year office lease in Ann Arbor, Michigan commencing January 1, 2020. The remaining rent obligation on the Ann Arbor office is $11,340 ($1,260 per month). Rent expense for the operating lease was $8,262 and $5,940 for the three months ended March 31, 2020 and 2019, respectively.

Note 6 – Subsequent Events

Notes payable - related party

Subsequent to March 31, 2020, DAF funded $175,000 and earned 210,000 warrants under the terms of the DAF Credit Agreement.

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

Recent Developments

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with DAF the Lender. DAF is managed by Carlton James, Ltd, a UK based company of which Simon Calton is the Chief Executive Officer. Mr. Calton is Co-Chairman of Coretec. The 10% Promissory Note, in a principal amount of $2,500,000, is due January 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019.   Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period. On March 31, 2020, under the terms of the Credit Agreement, DAF converted $300,000 of the principle of the Promissory Note into 9,129,136 shares of common stock at $0.0329 per share. See Note 4 of notes to the unaudited condensed consolidated financial statements.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019.

Revenue

We did not have revenue for the three-month periods ended March 31, 2020 and 2019.

Research and Development Expenses

The research and development expenses were $20,057 for both the three months ended March 31, 2020, and for the three months ended March 31, 2019, which represents the amortization of the patent cost.

General and Administrative Expenses

Our general and administrative expenses were $289,811 for the three months ended March 31, 2020, as compared to $184,896 for the three months ended March 31, 2019.  The approximately $105,000 increase is due primarily to the increase in consultants’ fees of approximately $55,000, an increase of approximately $37,000 for legal fees which increase includes $12,000 for patent renewals and the charge off of $25,000 in legal fees for the fees incurred for possible merger candidates, an increase of approximately $4,000 for transfer agent and news releases fees, an increase of approximately $3,000 in directors’ and officers’ insurance premiums, an increase of approximately $3,000 in travel expenses, approximately $3,000 in fees for personnel recruitment, and approximately $2,000 in office supplies and related expenses for the Ann Arbor office.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $220,439 as compared to $93,370 for the three months ended March 31, 2019.  The approximately $127,000 net increase was a result of the approximately $94,000 decrease in the amount of our interest on the previously outstanding notes and debentures converted to common stock in November 2019 and the approximately $221,000 increase in interest costs on our DAF promissory note entered into in October 2019 including a charge of $130,370 for the write-off of the discount from the beneficial conversion feature, a charge of $25,523 for the write off of warrant costs and a charge of $8,123 for the write off of deferred costs, upon the conversion of $300,000 of principal into common stock.

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

Our independent registered public accountants, in their audit report accompanying our consolidated financial statements for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern due to our organization having insufficient revenues to fund development and operating expenses.

We had net cash of $80,494 at March 31, 2020.

We had negative working capital of $474,864 at March 31, 2020.

During the three months ended March 31, 2020, we used $324,632 of cash for operating activities, a net increase of $249,027 or 329% compared to the three months ended March 31, 2019. The net increase in the use of cash for operating activities was a result of an increase in the net loss of $231,984, an increase in the amortization of debt discount of $169,008, an increase in prepaid expenses of $30,651, and an increase in accounts payable and accrued liabilities of $216,639.

During the three months ended March 31, 2020 and 2019, there were no investing activities.

During the three months ended March 31, 2020, there was $346,977 of net cash provided by financing activities, an increase of $275,301 or 384% compared to the three months ended March 31, 2019. The increase was a result of $278,750 in net proceeds from related party notes payable, offset by $3,449 in payments on our insurance premium financing.

We expect to fund the ongoing operations through the existing financing in place and through raising additional funds as permitted by the terms of new financing.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

There is no assurance that we will be successful in raising additional funds on reasonable terms or that the funding will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

There has been no change in the significant accounting policies summarized in our Form 10-K for the year ended December 31, 2019, which was filed on April 2, 2020.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2020, under the terms of the Credit Agreement, DAF converted $300,000 of the principle of the Promissory Note into 9,129,136 shares of common stock at $0.0329 per share. See Note 4 of notes to the unaudited condensed consolidated financial statements.

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

THE CORETEC GROUP INC.

Date: May 15, 2020	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Ronald W. Robinson
	Name:	Ronald W. Robinson
	Title:	Chief Financial Officer