Form 10-Q
period 2020-06-30
CORETEC GROUP INC.
filed 2020-08-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-54697

THE CORETEC GROUP INC.

(Exact Name of small business issuer as specified in its charter)

Oklahoma	73-1479206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 Jackson Plaza, Suite 1200, Ann Arbor, MI 48103

(Address of principal executive offices) (Zip Code)

(918) 494-0509
(Registrant’s telephone number, including area code)

Former address: 6804 South Canton Avenue, Suite 150, Tulsa, Oklahoma 74136
(Former name , former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of August 14, 2020, the issuer had 204,151,128 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$107,777	$58,149
Prepaid expenses	33,342	88,821
Total current assets	141,119	146,970

Property and equipment, net	-	126

Other assets:
Patents, net	1,099,140	1,139,255
Goodwill	166,000	166,000
Deposits-other	3,575	3,575
Total other assets	1,268,715	1,308,830
Total Assets	$1,409,834	$1,455,926

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$5,591	$39,138
Accounts payable and accrued expenses	478,183	615,815
Total current liabilities	483,774	654,953

Long term debt:
Notes payable - related party, net of discounts	186,253	120,508
Total Liabilities	670,027	775,461

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 203,550,642 and 193,521,506 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	40,710	38,704
Additional paid-in capital	7,013,160	6,135,885
Accumulated deficit	(6,314,132)	(5,494,193)
Total Stockholders' Equity	739,807	680,465
Total Liabilities and Stockholders' Equity	$1,409,834	$1,455,926

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	20,057	20,057	40,115	40,115
General and administrative	212,930	170,359	502,740	355,256
Interest	56,645	95,433	277,084	188,802
Total expenses	289,632	285,849	819,939	584,173

Net loss	$(289,632)	$(285,849)	$(819,939)	$(584,173)
Loss per share:
Basic and diluted	$(0.001)	$(0.004)	$(0.004)	$(0.008)

Weighted average shares outstanding, basic and diluted	202,710,642	69,334,436	198,166,791	68,980,523

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 and 2019
(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2019	345,000	$69	193,521,506	$38,704	$6,135,885	$(5,494,193)	$680,465
Warrants issued	-	-	-	-	53,447	-	53,447
Debentures converted to common stock	-	-	9,129,136	1,826	298,174	-	300,000
Beneficial converson feature of note payable	-	-	-	-	310,303	-	310,303
Net loss for the period	-	-	-	-	-	(530,307)	(530,307)
Balance March 31, 2020	345,000	$69	202,650,642	$40,530	$6,797,809	$(6,024,500)	$813,908
Warrants issued	-	-	-	-	23,692	-	23,692
Beneficial converson feature of note payable	-	-	-	-	191,839	-	191,839
Exchange of stock options for common shares	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(289,632)	(289,632)
Balance June 30, 2020	345,000	$69	203,550,642	$40,710	7,013,160	(6,314,132)	739,807

Balance December 31, 2018	345,000	$69	68,474,520	$13,695	$2,166,745	$(3,639,808)	$(1,459,299)
Common stock issued for liabilities	-	-	199,017	40	7,822	-	7,862
Net loss for the period	-	-	-	-	-	(298,323)	(298,323)
Balance March 31, 2019	345,000	$69	68,673,537	$13,735	2,174,567	(3,938,131)	(1,749,760)
Common stock issued for services	-	-	972,668	195	29,496	-	29,691
Common stock issued for liabilities	-	-	273,469	54	11,138	-	11,192
Net loss for the period	-	-	-	-	-	(285,850)	(285,850)
Balance June 30, 2019	345,000	$69	69,919,674	$13,984	2,215,201	$(4,223,981)	$(1,994,727)

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(819,939)	$(584,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126	378
Amortization - intangible assets	40,115	40,115
Amortization - debt discount	241,776	45,134
Common stock issued for services	-	29,691
Change in:
Prepaid expenses	55,479	294
Accounts payable and accrued liabilities	(137,632)	280,048

Net cash used in operating activities	(620,075)	(188,513)

Cash Flows from Financing Activities
Payments on insurance premium financing	(33,546)	(26,648)
Proceeds from debt and warrants issued	703,249	245,000
Net cash provided by financing activities	669,703	218,352

Net change in cash	49,628	29,839
Cash, beginning of period	58,149	4,001

Cash, end of period	$107,777	$33,840

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$36,280	$4,423
Non-Cash Financing Activities
Notes payable converted to common stock	$300,000	$-
Common stock issued to satisfy liabilities	$-	$19,054
Recognition of beneficial conversion feature	$502,142	$-

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

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $6,314,132 for the period from inception (June 2, 2015) to June 30, 2020, has negative working capital of $342,655 and no revenues. The Company has insufficient revenue and capital commitments to fund the development of its planned products and pay operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

Earnings(Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of vested common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

Diluted loss per common share is calculated the same as basic loss per common share for all periods presented because the exercise or conversion of the securities and other instruments would be anti-dilutive due to the net loss.

The following securities and other instruments to issue common stock are excluded from the calculation of weighted average dilutive common shares:

	June 30,
	2020	2019
Options	20,212,174	216,557
Warrants	1,440,000	61
Series A convertible preferred stock	115,000	115,000
Convertible debt	27,355,623	224,284,663
Total potentially dilutive shares	49,122,797	224,616,281

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 4 – Notes Payable

	June 30,	December 31,
	2020	2019
Notes payable:
6.3% Insurance premium finance agreement due July 2020	$5,591	$39,138

Notes payable - related party:
10% Promissory note due January 2024	$900,000	$475,000
Less:
Beneficial conversion feature	(582,744)	(273,422)
Warrants issued	(99,254)	(59,108)
Debt issue costs	(31,749)	(21,962)
Total notes payable - related party	$186,253	$120,508

6.3% Insurance premium finance agreement, due July 2020

The Company entered into an insurance financing agreement in September 2019 totaling $61,503. The monthly payments under the agreement are due in eleven installments of $5,591 through July 2020. The Company made installment payments of $33,546 during the six months ended June 30, 2020.

10% Promissory note due January 2024, net

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with DAF, the Lender. DAF is managed by Carlton James, Ltd, a UK based company of which Simon Calton is the Chief Executive Officer. Mr. Calton is Co-Chairman of Coretec. The 10% Promissory Note, in a principal amount of $2,500,000, is due January 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019.   Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period.

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

The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. Given the terms and related-party nature of the agreement, the commitment date was determined to be the date the funds are advanced to the Company and is limited to the funding value less other debt discounts (see below). A debt discount of $502,141 and $281,837 was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. The debt discount will be amortized over the life of the debt and $62,450 was amortized to interest expense during the six months ended June 30, 2020.

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share are available to be issued to DAF. The warrants will be issued in amounts of 150,000 and 210,000 per month as the advance is received during the funding period. As of June 30, 2020, 1,440,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. The allocated cost of the warrants amounted to $77,140 and $60,593 during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, and is being amortized over the life of the debt. $11,471 was amortized during the six months ended June 30, 2020.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $21,750 and $22,767 for the six months ended June 30, 2020 and the year ended December 31, 2019 and are being amortized over the life of the debt with $3,840 being amortized during the six months ended June 30, 2020.

On March 31, 2020, under the terms of the Credit Agreement, DAF converted $300,000 of the principle of the Promissory Note into 9,129,136 shares of common stock at $0.0329 per share. A related charge of $130,370 of the beneficial conversion feature was made to interest expense along with debt issue related charges of $25,523 for the warrants and $8,123 for the deferred cost at the time of the conversion.

Note 5 – Commitments and Contingencies

Warrants

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share are available to be issued to DAF. The warrants are being issued in amounts of 150,000 and 210,000 per month during the funding period. As of June 30, 2020, 1,440,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrant.

Warrants Summary

The following table summarizes the Company’s warrant activity during the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2019	570,000	$0.052	4.36	$-
Granted	870,000	0.052	4.72	-
Outstanding, June 30, 2020	1,440,000	$0.052	4.59	$-

Options

Stock options for employees, directors or consultants that vest immediately, are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are vested. For options subject to future service conditions, compensation cost is recognized over the vesting period on a straight-line basis.  Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

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

The following table summarizes the Company’s option activity during the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2019	21,716,557	$0.076	4.13	$-
Expired	(4,383)	52.50	-	-
Exchanged for common stock	(1,500,000)	0.041	-	-
Outstanding, June 30, 2020	20,212,174	$0.067	4.14	$-

Exercisable, June 30, 2020	20,212,174	$0.067	4.14	$-

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  The modification of these options did not result in any additional compensation because there was no change in the fair value. On June 24, 2020, 1,500,000 options were exchanged for 900,000 shares that were issued under the executed exchange agreement.

The following table summarizes the Company’s options as of June 30, 2020:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.041	20,000,000	4.11	20,000,000
$0.240	208,160	7.00	208,160
$70.260	3,449	2.01	3,449
$420.000	565	0.88	565
Total	20,212,174	4.14	20,212,174

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

Office Leases

The Company had an amended office lease in Tulsa, Oklahoma that expired on July 31, 2018. The Company was on a month to month basis at $1,980 per month under the terms of the Tulsa lease. The Company gave notice of termination of the Tulsa office lease and vacated the property on June 23, 2020.

Additionally, on December 3, 2019, the Company signed a one-year office lease in Ann Arbor, Michigan commencing January 1, 2020. The remaining rent obligation on the Ann Arbor office is $7,560 ($1,260 per month) as of June 30, 2020. Rent expense for the operating leases was $17,982 and $11,880 for the six months ended June 30, 2020 and 2019, respectively.

Supply Agreement

During June 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase cyclohexasilane, Si6H12 (CHS) for $185,000 per 500 grams. The supply agreement is valid until March 31, 2021.

Note 6 – Subsequent Events

Common stock

Subsequent to June 30, 2020, the Company issued 600,486 shares of common stock in payment of $33,902 of consulting services and accrued expenses.

Purchase Commitment

The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the supply agreement entered into during June 2020.

Awarded Options

On July 1, 2020, the Company granted 1,000,000 options to purchase common stock with an exercise price of $0.065 and vesting schedule of four equal time periods over two years.

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

This Quarterly Report on Form 10-Q includes the accounts of The Coretec Group Inc., an Oklahoma corporation, together with its wholly owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation formed in North Dakota (individually referred to as “Coretec”). References in this Report to “we,” “our,” “us” or the “Group” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Recent Developments

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with DAF, the Lender. DAF is managed by Carlton James, Ltd, a UK based company of which Simon Calton is the Chief Executive Officer. Mr. Calton is Co-Chairman of Coretec. The 10% Promissory Note, in a principal amount of $2,500,000, is due January 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019.   Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period. On March 31, 2020, under the terms of the Credit Agreement, DAF converted $300,000 of the principle of the Promissory Note into 9,129,136 shares of common stock at $0.0329 per share. See Note 4 of notes to the unaudited condensed consolidated financial statements.

On June 30, 2020, the Company accepted the retirement and resignations of Ron Robinson, Chief Financial Officer (CFO) and Judith Keating, Corporate Secretary of the Company.  Matthew Hoffman, who joined the Company in May of 2020, was appointed CFO and Corporate Secretary effective June 30, 2020.  Hoffman was also granted 1,000,000 options on July 1, 2020 with an exercise price of $0.065 and vesting schedule of four equal time periods over two years.

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  On June 24, 2020, 1,500,000 options were exchanged for 900,000 shares that were issued under the executed exchange agreement.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019.

Revenue

The Company did not have revenue for the three-month periods ended June 30, 2020 and 2019.

Research and Development Expenses

The research and development expenses were $20,057 for both the three months ended June 30, 2020, and for the three months ended June 30, 2019, which represents the amortization of the patent cost.

General and Administrative Expenses

The Company's general and administrative expenses were $212,930 for the three months ended June 30, 2020, as compared to $170,359 for the three months ended June 30, 2019.  The approximately $43,000 increase results primarily from increases in consultant fees of approximately $19,000 and marketing expenses of approximately $19,000. Marketing expenses primarily increased due to the public relation firm fees increase of $14,000 and Directors’ and officers’ insurance premiums increased by approximately $3,000.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $56,645 as compared to $95,433 for the three months ended June 30, 2019.

The approximately $39,000 net decrease was a result of approximately $95,000 decrease in the amount of interest on the previously outstanding notes and debentures converted to common stock in November 2019 offset by the approximately $56,000 increase in interest costs from the DAF promissory note executed in October 2019.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019.

Revenue

The Company did not have revenue for the six-month periods ended June 30, 2020 and 2019.

Research and Development Expenses

The research and development expenses were $40,115 for both the six months ended June 30, 2020, and for the six months ended June 30, 2019, which represents the amortization of the patent cost.

General and Administrative Expenses

Our general and administrative expenses were $502,740 for the six months ended June 30, 2020, as compared to $355,256 for the six months ended June 30, 2019.  The approximately $147,000 increase is due primarily to the increase in consultants’ fees of approximately $74,000 with an offset related to a decrease of approximately $20,000 in costs incurred for a feasibility study in 2019.  Marketing related expense increased by approximately $40,000 including a $31,500 increase in expenses to a public relations firm.  Legal fees increased during the period by approximately $38,000 which includes $13,000 for patent related expenses and $25,000 in legal fees incurred in search of possible merger candidates.  Other increased expenses include approximately $8,000 for directors’ and officers’ insurance premiums, $6,000 of rent expense for Ann Arbor office, and approximately $4,000 in shareholder transfer agent costs.

Interest Expense

Interest expense for the six months ended June 30, 2020 was $277,084 as compared to $188,802 for the six months ended June 30, 2019.  The approximately $88,000 net increase was a result of the approximately $189,000 decrease in the amount of our interest on the previously outstanding notes and debentures converted to common stock in November 2019 offset by the approximately $277,000 increase in interest costs on our DAF promissory note executed in October 2019 including a charge of $130,370 for the write-off of the discount from the beneficial conversion feature, a charge of $25,523 to write-off warrant costs and a charge of $8,123 to write-off deferred costs, upon the conversion of $300,000 of principal into common stock.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services whenever possible. The operating budget consists of the following expenses:

●	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
●	Hiring executive officers for technology, operations and finance.
●	Purchase research and development quantities of CHS for customer validation.
●	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.

Our independent registered public accountants, in their audit report accompanying our consolidated financial statements for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern due to our organization having insufficient revenues to fund development and operating expenses.

We had net cash of $107,777 at June 30, 2020.

We had negative working capital of $342,655 at June 30, 2020.

During the six months ended June 30, 2020, we used $620,075 of cash in operating activities, a net increase of $431,562 or 229% compared to the six months ended June 30, 2019. The net increase in the use of cash in operating activities was a result of an increase in the net loss of $235,766, and a decrease in accounts payable and accrued liabilities of $417,680 offset by an increase in the amortization of debt discount of $196,642, and an increase in prepaid expenses of $55,185.

During the six months ended June 30, 2020 and 2019, there were no investing activities.

During the six months ended June 30, 2020, there was $669,703 of net cash provided by financing activities, an increase of $451,351 or 207% compared to the six months ended June 30, 2019.

The increase was primarily a result of $703,249 in net proceeds from debt and warrants issued compared with $245,000 during the six months ended June 30, 2019.

We expect to fund ongoing operations through the existing financing in place and through raising additional funds as permitted by the terms of new financing.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Supply Agreement dated as of June 25, 2020

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer.

32.2	Section 1350 Certifications of Chief Financial Officer.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Incorporated by reference to Current Report on Form 8-K as filed on June 30, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: August 14, 2020	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer