Form 10-Q
period 2020-09-30
CORETEC GROUP INC.
filed 2020-11-12
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of November 12, 2020, the issuer had 204,950,642 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$23,655	$58,149
Prepaid expenses	178,400	88,821
Total current assets	202,055	146,970

Property and equipment, net	-	126

Other assets:
Patents, net	1,079,083	1,139,255
Goodwill	166,000	166,000
Deposits-other	1,260	3,575
Total other assets	1,246,343	1,308,830
Total Assets	$1,448,398	$1,455,926

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$69,545	$39,138
Accounts payable and accrued expenses	491,654	615,815
Total current liabilities	561,199	654,953

Long term debt:
Notes payable - related party, net of discounts	240,973	120,508
Total Liabilities	802,172	775,461

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 204,450,642 and 193,521,506 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	40,890	38,704
Additional paid-in capital	7,353,503	6,135,885
Accumulated deficit	(6,748,236)	(5,494,193)
Total Stockholders' Equity	646,226	680,465
Total Liabilities and Stockholders' Equity	$1,448,398	$1,455,926

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	37,197	25,623	117,187	77,740
General and administrative	316,376	868,556	780,491	1,211,810
Interest	80,531	41,209	357,615	230,011
Total expenses	434,104	935,388	1,255,293	1,519,561

Other income	-	-	1,250	-

Net loss	$(434,104)	$(935,388)	$(1,254,043)	$(1,519,561)
Loss per share:
Basic and diluted	$(0.002)	$(0.013)	$(0.006)	$(0.022)

Weighted average shares outstanding, basic and diluted	203,710,642	70,103,698	200,016,816	69,358,355

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019
(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2019	345,000	$69	193,521,506	$38,704	$6,135,885	$(5,494,193)	$680,465
Warrants issued	-	-	-	-	53,447	-	53,447
Notes payable converted to common stock	-	-	9,129,136	1,826	298,174	-	300,000
Beneficial converson feature of note payable	-	-	-	-	310,303	-	310,303
Net loss for the period	-	-	-	-	-	(530,307)	(530,307)
Balance March 31, 2020	345,000	$69	202,650,642	$40,530	$6,797,809	$(6,024,500)	$813,908
Warrants issued	-	-	-	-	23,692	-	23,692
Beneficial converson feature of note payable	-	-	-	-	191,839	-	191,839
Exchange of stock options for common shares	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(289,632)	(289,632)
Balance June 30, 2020	345,000	$69	203,550,642	$40,710	7,013,160	(6,314,132)	739,807
Warrants issued	-	-	-	-	31,454	-	31,454
Beneficial converson feature of note payable	-	-	-	-	235,296	-	235,296
Options issued for compensation and services					73,773		73,773
Exchange of stock options for common shares	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(434,104)	(434,104)
Balance September 30, 2020	345,000	$69	204,450,642	$40,890	$7,353,503	$(6,748,236)	$646,226

Balance December 31, 2018	345,000	$69	68,474,520	$13,695	$2,166,745	$(3,639,808)	$(1,459,299)
Common stock issued for liabilities	-	-	199,017	40	7,822	-	7,862
Net loss for the period	-	-	-	-	-	(298,323)	(298,323)
Balance March 31, 2019	345,000	$69	68,673,537	$13,735	2,174,567	(3,938,131)	(1,749,760)
Common stock issued for services	-	-	972,668	195	29,496	-	29,691
Common stock issued for liabilities	-	-	273,469	54	11,138	-	11,192
Net loss for the period	-	-	-	-	-	(285,850)	(285,850)
Balance June 30, 2019	345,000	$69	69,919,674	$13,984	2,215,201	(4,223,981)	(1,994,727)
Common stock issued for services	-	-	271,025	54	10,062	-	10,116
Options issued for compensation and services	-	-	-	-	840,500	-	840,500
Net loss for the period	-	-	-	-	-	(935,388)	(935,388)
Balance September 30, 2019	345,000	$69	70,190,699	$14,038	$3,065,763	$(5,159,369)	$(2,079,499)

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,254,043)	$(1,519,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126	567
Amortization - patents	60,172	60,172
Amortization - debt discount	296,738	45,134
Options issued for services	73,773	724,631
Common stock issued for services	-	39,807
Change in:
Prepaid expenses	(89,579)	11,229
Deposits	2,315	-
Accounts payable and accrued liabilities	(124,160)	409,381

Net cash used in operating activities	(1,034,659)	(228,640)

Cash Flows from Financing Activities
Payments on insurance premium financing	(46,986)	(36,680)
Proceeds from debt and warrants issued	1,047,151	270,000
Net cash provided by financing activities	1,000,165	233,320

Net change in cash	(34,494)	4,680
Cash, beginning of period	58,149	4,001

Cash, end of period	$23,655	$8,681

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$50,271	$2,921
Non-Cash Financing Activities
Notes payable converted to common stock	$300,000	$-
Stock options exchanged for common stock	$360	$-
Options issued for accounts payable	$-	$115,869
Common stock issued to satisfy liabilities	$-	$19,054
Recognition of beneficial conversion feature	$737,437	$-

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Organization, Nature of Business and Basis of Presentation

Nature of Business

The Coretec Group Inc. (the “Group”) (formerly 3DIcon Corporation) (“3DIcon”) was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended on August 1, 2003 to change the name to 3DIcon Corporation. During 2001, First Keating Corporation began to focus on the development of its 360-degree holographic technology. From January 1, 2001, 3DIcon’s primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization, and marketing of next generation 3D display technologies.

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

Note 2 – Going Concern and Management’s Plans

The Company has realized a cumulative net loss of $6,748,236 for the period from its inception (June 2, 2015) to September 30, 2020, has negative working capital of $359,144 and no revenues. The Company has insufficient revenue and capital commitments to fund the development of its planned products and pay operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated with that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications apply only to the Statement of Operations and have no effect on the previously reported net loss.

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

The following securities and other instruments to issue common stock are excluded from the calculation of weighted average dilutive common shares:

	September 30,
	2020	2019
Options	20,212,174	20,716,557
Warrants	1,770,000	61
Series A convertible preferred stock	115,000	115,000
Convertible debt	35,755,783	253,106,815
Total potentially dilutive shares	57,852,957	273,938,433

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after adopting ASU No. 2020-06, the Company will no longer separately present the embedded conversion feature of its convertible debt within stockholders’ equity and interest expense is expected to decrease due to the elimination of debt discount amortization. ASU No. 2020-06 is effective for the Company in the first quarter of 2024, with early adoption permitted for the Company in the first quarter of 2021, and may be adopted using either a full or modified retrospective approach. The Company is currently evaluating the full effect adopting ASU No. 2020-06, including the quantitative impact, will have on its consolidated financial statements, including the timing and adoption approach.

Note 4 – Notes Payable

	September 30,	December 31,
	2020	2019
Notes payable:
6.3% Insurance premium finance agreement due July 2020	$-	$39,138
3.8% Insurance premium finance agreement due June 2021	69,545	-

Notes payable - related party:
10% Promissory note due January 2024	1,175,000	475,000
Less:
Beneficial conversion feature	(773,317)	(273,422)
Warrants issued	(123,001)	(59,108)
Debt issue costs	(37,709)	(21,962)
Total notes payable - related party	$240,973	$120,508

6.3% Insurance premium finance agreement, due July 2020

The Company entered into an insurance financing agreement in September 2019 totaling $61,503. The monthly payments under the agreement were due in eleven installments of $5,591. The Company fully paid off the note in the planned installments with the last payment in July 2020.

3.8% Insurance premium finance agreement, due June 2021

The Company entered into an insurance financing agreement in August 2020 totaling $77,151. The monthly payments under the agreement are due in ten installments of $7,849. The Company made the first installment payment in September 2020.

10% Promissory note due January 2024, net

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with DAF, the Lender. DAF is managed by Carlton James, Ltd, a UK-based company of which Simon Calton is the Chief Executive Officer. Mr. Calton is Co-Chairman of Coretec. The 10% Promissory Note, in a principal amount of $2,500,000, is due January 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period.

Under the terms of the Promissory Note, DAF has the right to elect to convert all or part of the Promissory Note at a price equal to seventy percent (70%) of the average closing price of the Company’s common stock as reported on the over-the-counter quotation system on the OTC Markets during the fifteen (15) calendar days prior to the loan closing date of October 4, 2019, which calculates to $0.0329 per share.

The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. Given the terms and related-party nature of the agreement, the commitment date was determined to be the date the funds are advanced to the Company and is limited to the funding value less other debt discounts (see below). A debt discount of $737,437 and $281,837 was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. The debt discount will be amortized over the life of the debt and $107,552 was amortized to interest expense during the nine months ended September 30, 2020.

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share are available to be issued to DAF. The warrants will be issued in amounts of 150,000 and 210,000 per month as the advance is received during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. As of September 30, 2020, 1,770,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. The allocated cost of the warrants amounted to $108,594 and $60,593 during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, and is being amortized over the life of the debt. $19,398 was amortized during the nine months ended September 30, 2020.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $30,000 and $22,767 for the nine months ended September 30, 2020 and the year ended December 31, 2019 and are being amortized over the life of the debt with $6,080 being amortized during the nine months ended September 30, 2020.

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

Note 5 – Commitments and Contingencies

Warrants

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share are available to be issued to DAF. The warrants are being issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. As of September 30, 2020, 1,770,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrant.

Warrants Summary

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2019	570,000	$0.052
Granted	1,200,000	0.052
Outstanding, September 30, 2020	1,770,000	$0.052	4.44	$-

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

The following table summarizes the Company’s option activity during the nine months ended September 30, 2020:

		Weighted Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2019	21,716,557	$0.076
Expired	(4,383)	52.50
Exchanged for common stock	(3,000,000)	0.041
Granted	1,500,000	0.057
Outstanding, September 30, 2020	20,212,174	$0.068	3.95	$-

Exercisable, September 30, 2020	19,212,174	$0.068	3.90	$-

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  The modification of these options did not result in any additional compensation because there was no change in the fair value. As of September 30, 2020, 3,000,000 options have been exchanged for 1,800,000 shares that were issued under the executed exchange agreement.

The following table summarizes the Company’s options as of September 30, 2020:

		Weighted
		Average
	Outstanding	Remaining	Exercisable
Exercise	Number of	Life	Number of
Price	Options	In Years	Options

$0.041	19,000,000	3.88	19,000,000
$0.065	1,000,000	4.75	-
$0.240	208,160	6.47	208,160
$70.260	3,449	1.75	3,449
$420.000	565	0.62	565
Total	20,212,174	3.95	19,212,174

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

Office Leases and rent expenses

The Company had an amended office lease in Tulsa, Oklahoma that expired on July 31, 2018. The Company was on a month to month basis at $1,980 per month under the terms of the Tulsa lease. The Company gave notice of termination of the Tulsa office lease and vacated the property on June 23, 2020 and the security deposit has been refunded.

Additionally, on December 3, 2019, the Company signed a one-year office lease in Ann Arbor, Michigan commencing January 1, 2020. The remaining rent obligation on the Ann Arbor office is $7,560 ($1,260 per month) as of September 30, 2020.

Rent expense for the operating leases was $22,134 and $17,820 for the nine months ended September 30, 2020 and 2019, respectively.

Supply Agreement

During June 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase cyclohexasilane, Si6H12 (CHS) for $185,000 per 500 grams. The supply agreement is valid until March 31, 2021. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement.

Note 6 – Subsequent Events

Common stock issuance

Subsequent to September 30, 2020, the company issued 500,000 shares to a consultant in connection with services provided.

Securities Market

On October 29, 2020, the Company moved the trading of its securities to the OTCQB, also known as the Venture Market, from OTC Pink market. The fees for listing on OTCQB markets is $12,000 per annum, with a one-time application fee of $2,500. The OTCQB market is the middle tier of the OTC Markets and consists of early-stage and developing U.S. and international companies.

Conversion of convertible debt

On October 30, 2020, DAF provided notice to convert $250,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 7,598,784 shares.

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

The Group, formerly known as 3DIcon Corporation, was incorporated on August 11, 1995, under the laws of the State of Oklahoma. The Group’s primary activity has been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization, and marketing of next generation 3D display technologies.

On September 30, 2016 (the “Closing Date”), we closed a transaction contemplated by a Share Exchange Agreement dated May 31, 2016 (the “Share Exchange Agreement”) with Coretec. Pursuant to the Share Exchange Agreement, Coretec became a wholly owned subsidiary of the Group (collectively, the “Company”). Coretec was organized on June 2, 2015 in the state of North Dakota. It is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for medical, electronic, photonic, display, and lighting markets, among others.

The combination of the two companies provides a significant number of opportunities to increase shareholder value by:

●	Providing technological support to advance the refinement of CSpace image material;

●	Adding recognized expertise to the team;

●	Creating the opportunity for near-term revenue; and

●	Adding a significant portfolio of Intellectual Property.

Recent Developments

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with DAF, the Lender. DAF is managed by Carlton James, Ltd, a UK-based company of which Simon Calton is the Chief Executive Officer. Mr. Calton is Co-Chairman of Coretec. The 10% Promissory Note, in a principal amount of $2,500,000, is due January 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. Interest is accrued monthly and paid in advance for the first 12 months, and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period. On March 31, 2020, under the terms of the Credit Agreement, DAF converted $300,000 of the principle of the Promissory Note into 9,129,136 shares of common stock at $0.0329 per share. See Note 4 of notes to the unaudited condensed consolidated financial statements.

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

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. Since the execution of the option exchange agreement 3,000,000 options have been exchanged for 1,800,000 shares of common stock.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019.

Revenue

The Company did not have revenue for the three-month periods ended September 30, 2020 and 2019.

Research and Development Expenses

The research and development expenses were $37,197 for the three months ended September 30, 2020 compared with 25,623 for the three months ended September 30, 2019. The approximate $12,000 increase is from increased consulting costs.

General and Administrative Expenses

The Company's general and administrative expenses were $316,376 for the three months ended September 30, 2020, as compared to $868,556 for the three months ended September 30, 2019. The approximate $552,000 decrease results primarily from reduction in stock option expenses of approximately $650,000 and $18,000 in payroll related costs. The reductions have been offset by increases of approximately $67,000 in consulting, $25,000 in public relation related expenses, $10,000 in legal costs, $6,000 for directors’ and officers’ insurance premiums, and $6,000 in outside services.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $80,531 as compared to $41,209 for the three months ended September 30, 2019.

The approximate $39,000 net increase is a result of an increase in DAF debt since execution of the promissory note executed in October 2019 versus interest of debentures expensed in the three months ended September 30, 2019. Included in interest expense is amortization of warrant debt cost, beneficial conversion, and deferred costs which totals approximately $55,000 for the three months ended September 30, 2020.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019.

Revenue

The Company did not have revenue for the nine-month periods ended September 30, 2020 and 2019.

Research and Development Expenses

Research and development expenses were $117,187 for the nine months ended September 30, 2020, and $77,740 for the nine months ended September 30, 2019. The approximate $40,000 increase is due to increases in consulting expenses of $26,000 to support the development and partnerships focused on CHS related projects and future production. Additional expense increases relate to patent costs of $14,000.

General and Administrative Expenses

Our general and administrative expenses were $780,491 for the nine months ended September 30, 2020, as compared to $1,211,810 for the nine months ended September 30, 2019. The approximate $431,000 decrease is primarily due to decreases of $651,000 in stock option expenses and $19,000 in payroll related costs. These reductions were offset by approximate increases of $109,000 in consulting costs, $61,000 in public relation expenses, $34,000 in additional legal expenses, and $13,000 for increased directors’ and officers’ insurance premiums.

Interest Expense

Interest expense for the nine months ended September 30, 2020 was $357,615 as compared to $230,011 for the nine months ended September 30, 2019.

The approximate $128,000 net increase was a result of the approximate $230,000 decrease in the amount of our interest on the previously outstanding notes and debentures converted to common stock in November 2019 offset by the approximate $357,000 increase in interest costs on our DAF promissory note executed in October 2019 including a charge of $130,370 for the write-off of the discount from the beneficial conversion feature, a charge of $25,523 to write-off warrant costs and a charge of $8,123 to write-off deferred costs, upon the conversion of $300,000 of principal into common stock. The total amortization related to DAF promissory note and warrant agreement includes warrant debt cost, beneficial conversion, and deferred costs which totals approximately $296,000 for the nine months ended September 30, 2020.

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

We had net cash of $23,655 at September 30, 2020.

We had negative working capital of $359,144 at September 30, 2020.

During the nine months ended September 30, 2020, we used $1,034,659 of cash in operating activities, a net increase of $806,019 or 353% compared to the nine months ended September 30, 2019. The net increase in the use of cash in operating activities was a result of a decrease in the net loss of $265,518, and a decrease in accounts payable and accrued liabilities of $533,541 and a decrease in options issued for services of $650,858 offset by an increase in prepaid expenses of $100,808 and an increase in the amortization of debt discount of $251,604.

During the nine months ended September 30, 2020 and 2019, there were no investing activities.

During the nine months ended September 30, 2020, there was $1,000,165 of net cash provided by financing activities, an increase of $766,845 or 329% compared to the nine months ended September 30, 2019.

The increase was primarily a result of $1,047,151 in net proceeds from debt and warrants issued compared with $270,000 during the nine months ended September 30, 2019.

We expect to fund ongoing operations through existing financings in place and through raising additional funds as permitted by the terms of new financing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1), and is not required to provide the information required by this Item.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

THE CORETEC GROUP INC.

Date: November 12, 2020	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer