Form 10-K
period 2020-12-31
CORETEC GROUP INC.
filed 2021-03-12
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2020 was $6,217,446.

As of March 12, 2021, the issuer had 239,267,102 outstanding shares of Common Stock.

PART I

This Annual Report on Form 10-K includes the accounts of The Coretec Group Inc., an Oklahoma corporation, together with its wholly owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation (collectively referred to herein as “the Group” or “Coretec”). References in this Report to “we”, “our”, “us” or the “Company” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise.

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

ITEM 1. BUSINESS

Organizational History

On June 22, 2017, the Group filed an Amended Certificate of Incorporation with the Secretary of State of the State of Oklahoma to change its name from “3DIcon Corporation” to “The Coretec Group Inc.”, which became effective on June 29, 2017.

The Group, formerly known as 3DIcon Corporation, was incorporated on August 11, 1995, under the laws of the State of Oklahoma. Prior to September 30, 2016, the Group’s primary activity had been the raising of capital in order to pursue its goal of becoming a significant participant in the development, commercialization and marketing of next generation 3D display technologies.

On September 30, 2016, Coretec Industries LLC became a wholly owned subsidiary of the Group, and the Group issued an aggregate 15,870 shares of the Group’s Series B Convertible Preferred Stock, which shares were subsequently converted into 30,374,363 shares of common stock.

Overview of the Company.

Coretec’s Technology. Coretec’s underlying technology is based on the production of a high value liquid silicon precursor, cyclohexasilane (“CHS”). A key advantage of CHS is that it remains in liquid form at room temperature and does not convert to a gas until heated above 450°F. CHS is a superior silicon precursor in many ways compared to materials commonly used for manufacturing silicon-based semiconductors and solar cells (monosilane or trichlorosilane) that have much lower boiling points which leads to higher cost handling and shipping. There are several technical advantages of using CHS versus common silicon precursors and one is that the production rate of the silicon-forming step can be increased by a factor of six, and relative to process temperature up to 10X or more, which leads to significant cost savings. We anticipate that CHS will first be used as an alternative to monosilane or trichlorosilane when adding silicon to lithium ion batteries or when used in manufacturing silicon-based semiconductors.

We also see longer term potential in several emerging markets where there are opportunities in the conversion of CHS into nanoparticles and nanowires for use in such emerging, high-growth markets as:

●	Energy storage
●	Solid state lighting
●	Printable electronics
●	Building-integrated solar energy

Enhancement of CSpace. A key challenge in the development of CSpace® is the development of the material used for the image chamber. The Company has explored a variety of glass alternatives. While progress has been made, it has been concluded that limitations remain, primarily in the weight and cost of a glass medium.

A key virtue of having our IP portfolio of silicon-based materials is that we use all of the manufacturing infrastructure and knowledge that is available for optical plastics for the CSpace® image chamber. The benefit to CSpace® is that silicon-based optical plastics can be molded into a broad range of shapes and allow the image chamber to be much lighter and much lower in cost than the glass material we worked with before.

Near-Term Revenue Opportunities. Opportunities for near-term revenue continue to be explored in battery and microelectronic markets. Interest in the use of silicon in Li-ion batteries continues to increase driven by the growing demand for electrical vehicles, the exploitation of mobile electronics, and energy storage systems for backup power and improved efficiency of home and commercial wind and solar systems. Discussions are ongoing with suppliers of Li-ion battery anode materials that are seeking next generation materials to further increase performance while improving lifetime, charging time, safety and reliability. We believe these suppliers will be well positioned to take advantage of the benefits provided by CHS when combined as a liquid with other solid-based materials. While we believe the use of CHS in Li-ion batteries will provide near term revenue, we also continue to explore revenue opportunities in microelectronics and especially those early adopter markets where advanced microelectronics are being developed in lower volumes and with less price sensitivity.

Recent Developments.

On October 4, 2019 the Company entered into a credit agreement (the “Credit Agreement”) and related convertible promissory note with Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC, a Grand Cayman entity (the “Lender”). As of December 31, 2020, there was outstanding principal under the Credit Agreement and related convertible promissory note in the amount of $1,275,000.

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

On June 30, 2020 the Company moved headquarters and operations from Tulsa, Oklahoma to Ann Arbor, Michigan.

On June 25, 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase 500 grams of cyclohexasilane, Si6H12 (CHS) for $185,000. The supply agreement will enable the Company to deliver initial quantities of CHS for sales and R&D evaluation to its customer base. The supply agreement is valid until March 31, 2021. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement. Delivery is expected during the months of March and April 2021, at which time the Company will owe the remaining $92,500.

On October 29, 2020, the Company moved the trading of its securities to the OTCQB, also known as the Venture Market, from OTC Pink market. The fee for listing on the OTCQB market is $12,000 per annum, with a one-time application fee of $2,500. The OTCQB market is the middle tier of the OTC Markets and consists of early-stage and developing U.S. and international companies.

On March 2, 2021 (the “Signing Date”), Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional investor (the “Investor”) pursuant to which the Company agreed to sell to the Investor in a private placement (i) 23,500,000 shares of its common stock (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 51,500,000 shares of its common stock (the “Pre-Funded Warrants”), and (iii) warrants (the “Warrants”) to purchase up to an aggregate of 82,500,000 shares of its common stock for gross proceeds of approximately $6,000,000. The combined purchase price for one share of common stock and associated Warrant is $0.08 and for one Pre-Funded Warrant and associated Warrant is $0.0799.The sale of the securities under the Purchase Agreement closed on March 5, 2021.

The Warrants are exercisable for a period of five-and one-half years from the date of issuance and have an exercise price of $0.08 per share, subject to adjustment as set forth in the Warrants for stock splits, stock dividends, recapitalizations and similar events. The Investor may exercise the Warrant on a cashless basis if the shares of common stock underlying the Warrant (the “Warrant Shares”) are not then registered pursuant to an effective registration statement. The Investor has contractually agreed to restrict its ability to exercise the Warrant such that the number of shares of the Company’s common stock held by the Investor and its affiliates after such exercise does not exceed the Beneficial Ownership Limitation set forth in the Warrant which may not exceed initially 4.99% of the Company’s then issued and outstanding shares of common stock.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, subject to adjustment as set forth in the Pre-Funded Warrants for stock splits, stock dividends, recapitalizations and similar events.  The Pre-Funded Warrants will be exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

In connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, the Company will be required to file a resale registration statement (the "Registration Statement") with the Securities and Exchange Commission (the “SEC”) to register for resale of the Shares, Warrant Shares and shares issuable upon exercise of the Pre-Funded Warrants, within 20 days of the Signing Date, and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC.

In support of the Purchase Agreement, the Company entered into an engagement with H.C. Wainwright & Co. (HCW) to act as exclusive agent, advisor or underwriter in any offering of securities by the Company. Compensation to HCW includes 8.0% cash fee of gross proceeds and warrant coverage equal to 8% of the aggregate number of shares of common stock placed in each offering at an exercise price equal to 125% of the offering price per share available over a 5-year term. The Company will also pay HCW (a) a management fee equal to 1.0% of the gross proceeds raised in each Offering; (b) $35,000 for non-accountable expenses (c) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. The initial term of the agreement is for one month.

Cyclohexasilane Business

The Company’s business model is to identify and commercialize disruptive technologies in silicon serving advanced technology markets. Sources of disruptive technology are licensed technology created by major universities, institutes, national laboratories and other research centers. Where technology does not already exist, research is to be sponsored and jointly developed with our customers. The initial candidates for commercialization center around CHS, and a source of this technology includes silicon technologies.

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

Coretec’s management leverages years of expertise and experience in equipment and services for the oil/gas industries, procuring and managing investments and financial services, and in R&D and commercialization of material and chemical technologies.

CHS Business Model

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

CHS Research & Development

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

Future CHS Revenue

In the future, we foresee revenue coming from one or more business transactions such as:

●

sale of Coretec’s novel silicon-based materials that improve or otherwise enhance performance of various products, e.g., Li-ion batteries, electronics, PV/solar cells, and displays and/or other optical-based devices;

●	a share of the revenue coming from the sale of jointly developed product(s) and/or from one or more joint ventures with strategic partners; and/or

●	sale or licensing of technology/technologies and associated IP to joint development partners or other companies.

CHS Competition

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

Volumetric 3D Display Business

The Company owns the rights to a patented volumetric 3D display technology that was developed by and with the University of Oklahoma (the “University”) under a Sponsored Research Agreement (“SRA”). The development to date has resulted in multiple technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

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

Overview of Volumetric 3D Display Technology

Commercialization Strategy and Target Applications

The Company plans to commercialize the CSpace volumetric 3D technology through customer funded research and development contracts and technology licensing agreements for high value applications like air traffic control, design visualization, and medical imaging. The Company plans to develop products for contract engineering and with joint development customers. At this time the Company does not have any commercialized products and does not plan to develop its own products based on the CSpace technology due to the high value / low volume nature of the best-fit initial applications for this technology. These applications include but are not limited to the following:

●	Healthcare (diagnostics, surgical planning, training, telemedicine, bio surveillance);

●	Cyber security data visualization;

●	Military (operational planning, training, modeling and simulation, battlespace awareness, damage assessment, autonomous piloting);

●	Physical security (passenger, luggage & cargo screening);

●	Mining, oil & gas exploration; or

●	Meteorological and oceanographic data visualization.

CSpace Competition

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

3D Technology - Intellectual Property History, Status and Rights

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

Through an SRA with the University, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing eight provisional patents; five of the eight provisional patents have been combined and converted to five utility US patents, one Japanese patent, and one pending European patent.

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

Employees

We have built out a full business team including Michael Kraft, Chief Executive Officer, Ramez Elgammal, PhD, Vice-President of Technology, Matthew Hoffman, Chief Financial Officer, Michelle Tokarz, Business Development Consultant, Lindsay McCarthy, Ann Arbor Office Manager, Allison Gabrys, Chief Marketing Officer Consultant and additional part time supporting staff. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Businesses

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $7,339,175 for the period from inception (June 2, 2015) to December 31, 2020. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

The availability and prices of raw material inputs may be influenced by supply and demand, changes in world politics, unstable governments in exporting nations, the COVID-19 pandemic and inflation. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Additionally, we may not be able to obtain lower prices from our suppliers should our sale prices decrease. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.

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

Many of the markets we intend to serve, such as the LED lighting industry and the Electric Vehicle battery market, are in the relatively early stages of adoption and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and fluctuations in product supply and demand. These types of LED industries have experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. These fluctuations have also been characterized by higher demand for key components and equipment expected to be used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions.

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

Furthermore, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control. We manufacture combustible materials in our manufacturing process and are therefore subject to the risk of explosions and fires, which can cause major disruptions to our operations. If operations at a manufacturing facility are interrupted, we may not be able to shift production to other facilities on a timely basis or at all. In addition, certain of our products are only capable of being produced at a single manufacturing facility due to unique manufacturing requirements and to the extent that any of these facilities fail to produce these products, this risk will be increased. Even if a transfer is possible, transitioning production of a particular material can take between three to six months to accomplish, and in the interim period we would likely suffer extensive or total supply disruption and incur substantial costs. Such an event could have a material negative impact on our business, financial condition and results of operations.

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

We may not be able to secure funding necessary to develop our CSpace technology

An important part of our business strategy related to CSpace is the development of a new polymer medium. If we are unable to secure research and development funding or customer funded development contracts to support polymer advancement, we will likely not be able to develop our CSpace technology. Without a new polymer medium for CSpace we will not be able to successfully implement our business strategy for our volumetric 3D Display products, which could cause harm to our competitive position and financial condition.

We may not be able to successfully license the Coretec technology to customers.

A significant portion of our expected future revenues will be generated through licensing our technology to third parties such as Boeing, Lockheed Martin, Siemens, and General Electric.  However, there is no guarantee we will be able to successfully license our technology to such companies or to other third parties.  If we fail to successfully license our technology, it could negatively impact our revenue stream and financial condition.

We may not be able to compete successfully in the markets applicable to our volumetric 3D display and silicon products technology.

Although the volumetric 3D display and silicon products technology that we are attempting to develop is new, and although at present we are aware of only a limited number of companies that have publicly disclosed their attempts to develop similar technology, we anticipate a number of companies are or will attempt to develop technologies/products that compete or will compete with our technologies. Further, even if we are the first to market with a technology of this type, and even if the technology is protected by patents or otherwise, because of the vast market and communications potential of such a product, we anticipate the market will be flooded by a variety of competitors (including traditional display companies and silicon companies), many of which will offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to prospective customers. In addition, many if not all of our competitors and potential competitors will initially be larger and have greater financial resources than we do. Some of the companies with which we may now be in competition, or with which we may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Further, technology in this industry may evolve rapidly once an initially successful product is introduced, making timely product innovations and use of new technologies essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render any product we initially market obsolete and unmarketable. If we or our partners are not able to deliver to market products that respond to industry changes in a timely manner, or if our products do not perform well, our business and financial condition will be adversely affected.

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

Our success depends to a significant extent upon the continued services of our Board of Directors, management officers and other technical advisors.  Our success also depends on our ability to attract and retain key executive officers and team members. At this time, we have a full business team covering all functional areas. If we are unable to successfully retain existing management and recruit qualified personnel having experience in our business, we may not be able to continue our operations.

In the past, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern for a year following the balance sheet date of these consolidated financial statements. With the completion of the private placement in March 2021, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements more than one year from the date of this report. Consequently, the substantial doubt about the Company's ability to continue as a going concern has been alleviated. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. See Part II, Item 5, Recent Sales of Unregistered Securities for a description of the private placement.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. As of March 12, 2021 we do not expect to require additional funding through December 2021 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. However, there can be no assurances that we will not need additional funding in the future or that our current cash position will be sufficient to fund any future plans to accelerate our commercialization efforts. In the event additional funding is necessary, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

If we were found to be infringing or otherwise violating the intellectual property rights of others, we could face significant costs to implement work-around methods, and we cannot provide any assurance that any such work-around would be available or technically equivalent to our potential technology. In such cases, we might need to license a third party’s intellectual property, although any required license might not be available on acceptable terms, or at all. If we are unable to work around such infringement or obtain a license on acceptable terms, we might face substantial monetary judgments against us or an injunction against continuing to use or license such technology, which might cause us to cease operations

In addition, even if we are not infringing or otherwise violating the intellectual property rights of others, we could nonetheless incur substantial costs in defending ourselves in suits brought against us for alleged infringement. Also, if we are to enter into a license agreement in the future and it provides that we will defend and indemnify our customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of such technologies, we may incur substantial costs defending and indemnifying any customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require our management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than we do, which could potentially lead to us settling claims against which we might otherwise prevail on the merits.

Any claims brought against us or any customer licensees alleging that we have violated the intellectual property of others could have negative consequences for our financial condition, results of operations and business, each of which could be materially adversely affected as a result.

At this time, we do not own all of the intellectual property in Volumetric Liquid Crystal Display or Light Surface Display for Rendering Three-Dimensional Images, and, apart from the SRA with the University and the exclusive worldwide marketing rights thereto, we have no contracts or agreements pending to acquire the intellectual property. Also, at this time, we do not own all of the intellectual property in silicon precursor uses or poly-silanes and apart from the provisional patents we have filed, which have claims which may or may not be granted, we have no contracts or agreements pending to acquire additional intellectual property in this arena.

Although we have obtained exclusive worldwide marketing rights to “Volumetric Liquid Crystal Display” and “Light Surface Display for Rendering Three-Dimensional Images”, two technologies vital to our business and growth strategy, we do not own all of the intellectual property in these technologies.  Although our exclusive worldwide marketing rights to these technologies stand alone and are independent of the SRA, outside of our SRA with the University, we have no pending agreements to obtain or purchase ownership over all intellectual property in these technologies.  Should the University lose their rights in such technologies or we are otherwise unable to utilize the rights obtained in such agreements it would be difficult to successfully implement our business strategy going forward and our stock value would likely decrease. In addition, we have filed two provisional patents in the cyclohexasilane (CHS) space, and although we anticipate filing additional provisional patents as we develop applications using CHS, these patents have claims within that may or may not be granted and any such change to these patent applications would make it difficult to successfully implement our business strategy going forward and our stock value would likely decrease.

We do not currently own any patents related to our silicon-based business.

We do not currently own any patents related to our silicon-based businesses; however, The Coretec Group has filed two provisional patents in the silicon-based business.

Risks Relating to Our Current Financing Arrangements:

There are a large number of shares underlying our convertible debt and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 12, 2021, we had 239,267,102 shares of common stock issued and outstanding and convertible debt outstanding that may be converted into an estimated 49,240,122 shares of common stock and outstanding pre-funded warrants to purchase 51,500,000 shares of common stock at an exercise price of $0.0001. We also have outstanding warrants issued to purchase 2,604,000 shares of common stock at an exercise price of $0.052, outstanding warrants issued to purchase 82,500,000 shares of common stock at an exercise price of $0.08, and outstanding warrants issued to purchase 6,000,000 shares of common stock at an exercise price of $0.010. The sale of the shares underlying the convertible debt and warrants may adversely affect the market price of our common stock.

As of March 12, 2021, we have 1,260,732,898 unissued authorized shares available.

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

The market for our common stock is highly volatile and the trading price of our stock on the OTCQB Marketplace is subject to wide fluctuations in response to, among other things, operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

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

The shares of our common stock are thinly traded on the OTCQB Marketplace, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 333 Jackson Plaza, Suite 1200, Ann Arbor, Michigan 48103. On June 30, 2020, the Company moved headquarters from Tulsa, Oklahoma to Ann Arbor, Michigan at which time the Company terminated the lease agreement in Tulsa. The Company continued to occupy the office space in Ann Arbor under the lease agreement that was executed on December 3, 2019. The Company signed a one-year lease in Ann Arbor, Michigan commencing January 1, 2020 with an annual rent obligation of $15,120 ($1,260 per month). Rent expense for the office operating leases was $25,592 and $23,760 and for the years ended December 31, 2020 and 2019, respectively. The Company has renewed the Ann Arbor lease for 2021 under the same terms.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB market under the symbol “CRTG”. The Company upgraded the marketplace to OTCQB on October 29, 2020.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

2021 Fiscal Year

	High	Low
First Quarter ended March 31, 2021*	$0.51	$0.07

2020 Fiscal Year

	High	Low
First Quarter ended March 31, 2020	$0.30	$0.05
Second Quarter ended June 30, 2020	$0.13	$0.04
Third Quarter ended September 30, 2020	$0.19	$0.06
Fourth Quarter ended December 31, 2020	$0.10	$0.05

2019 Fiscal Year

	High	Low
First Quarter ended March 31, 2019	$0.09	$0.03
Second Quarter ended June 30, 2019	$0.09	$0.03
Third Quarter ended September 30, 2019	$0.17	$0.03
Fourth Quarter ended December 31, 2019	$0.30	$0.02

* Through March 11, 2021

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 12, 2021, we had approximately 7,000 active holders of our common stock. The number of active holders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, One State Street Plaza, 30th Floor, New York, NY 10004.

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

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance The following table is as of March 12, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders:

2018 Plan	0	$-	9,418,302

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

During the 2020 fiscal year, the Company received notice from the Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC (DAF) to convert debt to common stock pursuant to the October 4, 2019 credit agreement. DAF provided notice on March 31, 2020 and October 30, 2020 converting a total of $550,000 of debt to 16,727,920 common stock shares.

For the fiscal year ended December 31, 2020, the Company received notice from Kenneth Evans to exchange 1,500,000 options for 900,000 common shares of stock. The exchange for a total of 3,000,000 options and issuance of 1,800,000 shares. This transaction was pursuant to the June 8, 2020 consent by the Board of Directors for a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.

In January 2021, Ken Evans exchanged 1,500,000 options for 900,000 shares of rule 144 common stock. This transaction was pursuant to the June 8, 2020 consent by the Board of Directors for a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.

On March 2, 2021, the Company entered into the Purchase Agreement with the Investor pursuant to which the Company agreed to sell to the Investor in a private placement (i) 23,500,000 Shares, (ii) Pre-Funded Warrants to purchase up to an aggregate of 51,500,000 shares of its common stock, and (iii) the Warrants to purchase up to an aggregate of 82,500,000 shares of its common stock for gross proceeds of approximately $6,000,000. The combined purchase price for one share of common stock and associated Warrant is $0.08 and for one Pre-Funded Warrant and associated Warrant is $0.0799. The sale of the securities under the Purchase Agreement closed on March 5, 2021.

The Warrants are exercisable for a period of five-and one-half years from the date of issuance and have an exercise price of $0.08 per share, subject to adjustment as set forth in the Warrants for stock splits, stock dividends, recapitalizations and similar events. The Investor may exercise the Warrant on a cashless basis if the Warrant Shares are not then registered pursuant to an effective registration statement. The Investor has contractually agreed to restrict its ability to exercise the Warrant such that the number of shares of the Company’s common stock held by the Investor and its affiliates after such exercise does not exceed the Beneficial Ownership Limitation set forth in the Warrant which may not exceed initially 4.99% of the Company’s then issued and outstanding shares of common stock.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, subject to adjustment as set forth in the Pre-Funded Warrants for stock splits, stock dividends, recapitalizations and similar events.  The Pre-Funded Warrants will be exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

In connection with the Purchase Agreement, the Company entered into the Registration Rights Agreement with the Investor. Pursuant to the Registration Rights Agreement, the Company will be required to file the Registration Statement with the SEC to register for resale of the Shares, Warrant Shares and shares issuable upon exercise of the Pre-Funded Warrants, within 20 days of the Signing Date, and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC.

In support of the Purchase Agreement, the Company entered into an engagement with HCW to act as exclusive agent, advisor or underwriter in any offering of securities by the Company. Compensation to HCW includes 8.0% cash fee of gross proceeds and warrant coverage equal to 8% of the aggregate number of shares of common stock placed in each offering at an exercise price equal to 125% of the offering price per share available over a 5-year term. The Company will also pay HCW (a) a management fee equal to 1.0% of the gross proceeds raised in each Offering; (b) $35,000 for non-accountable expenses (c) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. The initial term of the agreement is for one month.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Coretec’s Technology. Coretec’s underlying technology is based on the production of a high value liquid silicon precursor, cyclohexasilane (“CHS”). A key advantage of CHS is that it remains in liquid form at room temperature and does not convert to a gas until heated above 450°F. CHS is a superior silicon precursor in many ways compared to materials commonly used for manufacturing silicon-based semiconductors and solar cells (monosilane or trichlorosilane) that have much lower boiling points which leads to higher cost handling and shipping. There are several technical advantages of using CHS versus common silicon precursors and one is that the production rate of the silicon-forming step can be increased by a factor of six, and relative to process temperature up to 10X or more, which leads to significant cost savings. We anticipate that CHS will first be used as an alternative to monosilane or trichlorosilane when adding silicon to lithium ion batteries or when used in manufacturing silicon-based semiconductors.

We also see longer term potential in several emerging markets where there are opportunities in the conversion of CHS into nanoparticles and nanowires for use in such emerging, high-growth markets as:

●	Energy storage
●	Solid state lighting
●	Authentication of critical documentation
●	Printable electronics
●	Building-integrated solar energy

Enhancement of CSpace. A key challenge in the development of CSpace® is the development of the material used for the image chamber. The Company has explored a variety of glass alternatives. While progress has been made, it has been concluded that limitations remain, primarily in the weight and cost of a glass medium.

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

Near-Term Revenue Opportunities. Opportunities for near-term revenue continue to be explored in battery and microelectronic markets. Interest in the use of silicon in Li-ion batteries continues to increase driven by the growing demand for electrical vehicles, the exploitation of mobile electronics, and energy storage systems for backup power and improved efficiency of home and commercial wind and solar systems. Discussions are ongoing with suppliers of Li-ion battery anode materials that are seeking next generation materials to further increase performance while improving lifetime, charging time, safety and reliability. We believe these suppliers will be well positioned to take advantage of the benefits provided by CHS when combined as a liquid with other solid-based materials. While we believe the use of CHS in Li-ion batteries will provide near term revenue, we also continue to explore revenue opportunities in microelectronics and especially those early adopter markets where advanced microelectronics are being developed in lower volumes and with less price sensitivity.

Recent Developments.

On October 4, 2019 the Company entered into a credit agreement (the “Credit Agreement”) and related convertible promissory note with Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC, a Grand Cayman entity (the “Lender”). As of December 31, 2020, there was outstanding principal under the Credit Agreement and related convertible promissory note in the amount of $1,275,000.

On March 2, 2021, the Company entered into the Purchase Agreement with the Investor pursuant to which the Company agreed to sell to the Investor in a private placement (i) 23,500,000 Shares, (ii) Pre-Funded Warrants to purchase up to an aggregate of 51,500,000 shares of its common stock, and (iii) the Warrants to purchase up to an aggregate of 82,500,000 shares of its common stock for gross proceeds of approximately $6,000,000. The combined purchase price for one share of common stock and associated Warrant is $0.08 and for one Pre-Funded Warrant and associated Warrant is $0.0799. The sale of the securities under the Purchase Agreement closed on March 5, 2021.

The Warrants are exercisable for a period of five- and one-half years from the date of issuance and have an exercise price of $0.08 per share, subject to adjustment as set forth in the Warrants for stock splits, stock dividends, recapitalizations and similar events. The Investor may exercise the Warrant on a cashless basis if the Warrant Shares are not then registered pursuant to an effective registration statement. The Investor has contractually agreed to restrict its ability to exercise the Warrant such that the number of shares of the Company’s common stock held by the Investor and its affiliates after such exercise does not exceed the Beneficial Ownership Limitation set forth in the Warrant which may not exceed initially 4.99% of the Company’s then issued and outstanding shares of common stock.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, subject to adjustment as set forth in the Pre-Funded Warrants for stock splits, stock dividends, recapitalizations and similar events.  The Pre-Funded Warrants will be exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

In connection with the Purchase Agreement, the Company entered into the Registration Rights Agreement with the Investor. Pursuant to the Registration Rights Agreement, the Company will be required to file the Registration Statement with the SEC to register for resale of the Shares, Warrant Shares and shares issuable upon exercise of the Pre-Funded Warrants, within 20 days of the Signing Date, and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC.

In support of the Purchase Agreement, the Company entered into an engagement with HCW to act as exclusive agent, advisor or underwriter in any offering of securities by the Company. Compensation to HCW includes 8.0% cash fee of gross proceeds and warrant coverage equal to 8% of the aggregate number of shares of common stock placed in each offering at an exercise price equal to 125% of the offering price per share available over a 5-year term. The Company will also pay HCW (a) a management fee equal to 1.0% of the gross proceeds raised in each Offering; (b) $35,000 for non-accountable expenses (c) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. The initial term of the agreement is for one month.

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

On June 30, 2020 the Company moved headquarters and operations from Tulsa, Oklahoma to Ann Arbor, Michigan.

On June 25, 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase 500 grams of cyclohexasilane, Si6H12 (CHS) for $185,000. The supply agreement will enable the Company to deliver initial quantities of CHS for sales and R&D evaluation to its customer base. The supply agreement is valid until March 31, 2021. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement. Delivery is expected during the March and April of 2021, at which time the Company will owe the remaining $92,500.

On October 29, 2020, the Company moved the trading of its securities to the OTCQB, also known as the Venture Market, from OTC Pink market. The fee for listing on the OTCQB market is $12,000 per annum, with a one-time application fee of $2,500. The OTCQB market is the middle tier of the OTC Markets and consists of early-stage and developing U.S. and international companies.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

Revenue

We did not have revenues for the years ended December 31, 2020 and 2019.

Research and Development Expenses

The research and development expenses were $151,864 for the year ended December 31, 2020, as compared to $148,875 for the year ended December 31, 2019. The approximately $3,000 increase was a result of the approximately $13,000 increase in legal fees related to CHS intellectual property and approximately $10,000 decrease in consultant compensation cost in 2020.

General and Administrative Expenses

Our general and administrative expenses were $1,029,136 for the year ended December 31, 2020, as compared to $1,418,203 for the year ended December 31, 2019.

The approximately $389,000 net decrease was largely a result of a reduction in stock option expense of approximately $599,000. Stock option expense included in the year ended December 31, 2020 was approximately $125,000 compared with the approximately $724,000 of option expense incurred for the year ended December 31, 2019. Other significant decreases during the year ended December 31, 2020 include approximately $33,000 in labor costs, approximately $7,000 in accounting and audit fees and approximately $6,000 in travel expenses.

These reductions were offset for the year ended December 31, 2020 by increases of approximately $67,000 in sales consultant fees and approximately $53,000 in public relations and marketing consultants both of which were driven by the Company’s focus on initial CHS production and sales in 2021. Additional increases for the year ended December 31, 2020 include finance and administrative consultant expenses of approximately $48,000 and increases in legal fees of approximately $31,000 both of which resulted from activities for potential reverse mergers, funding opportunities, and chief financial officer transition. The Company also incurred increases of approximately $22,000 related to the market elevation from OTC Pink to OTCQB and increased transfer agent fees driven by the volume of stock activity. The Company also recognized increases of approximately $18,000 for insurance expenses as a result of Director and Officer premium increases and approximately $9,000 in IT, software and office supplies due to the staff increases and overall business activity.

Interest Expense

Interest expense was $665,232 for the year ended December 31, 2020, as compared to $287,307 for the year ended December 31, 2019. The increase of approximately $378,000 was a net result of the approximate $647,000 increase in interest expense and amortization of warrant debt cost, beneficial conversion feature and deferred costs of the Diversified Alpha Fund debt activity during 2020 and the decrease, absence, of approximately $269,000 interest expense of various notes fully paid during the year ended December 31, 2019.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our limited cash resources and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The 2021 fiscal year operating budget consists of the following expenses:

●	Initial production of CHS for sale and evaluation by customer base and research institutes
●	Research and development costs for CHS sponsored research activities, Chief Technological consultant and costs related to strengthening our patent portfolio
●	Sales consulting staff to support CHS customer relationships
●	Chief Marketing consultant, marketing outreach and public relations firm to bolster the Company’s message and digital platform
●	General and administrative expenses: Chief Executive and Chief Financial officer expenses, salaries, insurance, investor related expenses, rent, travel, website, etc.
●	Professional fees for accounting and audit; legal services for securities and financing

As of December 31, 2020, we had net cash of $22,219 and a negative working capital of $240,417.

During the year ended December 31, 2020, we used $1,352,902 of cash for operating activities, an increase of $740,443 or 121% compared to the year ended December 31, 2019.

The increase in the use of cash for operating activities was a net result of the decrease in the loss from operations of $9,403, the increase in amortization of debt discount of $516,252, the increase in common stock issued for services of $22,171, the decrease in the options issued for services of $673,135, the decrease in common stock issued for interest of $225,664, the increase in the change in prepaid expenses of $38,298, the increase in the change in deposits of $15,371 and a decrease in the change in accounts payable of $335,171.

During the year ended December 31, 2020, there was $1,316,972 of cash provided by financing activities, an increase of $650,365 or 98% compared to the year ended December 31, 2019. The increase was the net result of an increase in proceeds from debt and warrants issued of $580,178 and the $70,187 decrease in payments of notes payable.

As a result of the March 2, 2021, private placement stock purchase agreement, we will fund the ongoing operations through the existing financing in place. Raising additional funds for future activities could be achieved through a potential reverse merger arrangement or an additional financing partnership. Our ability to fund the future operations of the Company is highly dependent on the underlying stock price of the Company.

Off Balance Sheet Arrangements

The Company does not engage in any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

See Notes to Consolidated Financial Statements included in Part II, Item 8 and is hereby incorporated by reference

Recently Issued Accounting Pronouncements

See the Recent Accounting Pronouncements section of Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page 37 and is hereby incorporated by reference.

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

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and for the assessment of the effectiveness of internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Victor Keen	79	Director, Co-Chairman
Simon Calton	40	Director, Co-Chairman
Michael A. Kraft	58	Chief Executive Officer
Matthew Hoffman	44	Chief Financial Officer
Ron Dombrowski	56	Director

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

Ron Dombrowski – Director

Since August 2015, Mr. Dombrowski served as a member of Coretec’s Board of Directors. Between April 2015 and November 2015, he was Director of Sales and Marketing at Lifting Solutions Automation Inc. From August 2010 to April 2015, Mr. Dombrowski served as the Vice President of Sales and Marketing at Limited Solutions Automation Inc. He is a graduate of Southern Illinois University with degrees in Electrical Engineering and Management. Mr. Dombrowski has also attended executive education programs at University of Phoenix and Marquette University. Mr. Dombrowski has over 25 years of global sales and operations experience, growing and scaling both startups and Fortune 500 technology companies.

We believe that Mr. Dombrowski is qualified to serve on our board of directors because of his background in sales and operations experience.

Matthew Hoffman - Chief Financial Officer

Mr. Hoffman was appointed Chief Financial Officer of the Company on June 30, 2020. Since May 2020, he has served as Director of Finance of the Company. Prior to joining the Company, Mr. Hoffman was the Executive Director of Finance at Covance, Inc., from March 2019 through February 2020. From 2014 through 2019, he was Chief Financial Officer of MI Bioresearch. In these prior roles, Mr. Hoffman was responsible for all financial aspects of early stage company growth through acquisition, business unit financial reporting and forecasting, system integration and guidance to ERP platform, budgeting and business structure development. His leadership skills enabled strong financial performance at his former companies by managing cash flow and scaling the organizations while achieving 30-40% compounded annual growth. In his most recent year with Covance, the company achieved a 20 percent growth in revenue and 57 percent growth in profit over the prior year. From November 2012 through April 2014, Mr. Hoffman served as a partner of Onset CFO, LLC, and, from January 2011 through October 2012, he served as Vice President of Finance & Administration at Ultra Electronics, AMI.

Audit Committee

On February 25, 2008, the Board of Directors created an Audit Committee comprised of Mr. Victor Keen. We intend to continue to evaluate the composition of our Audit Committee.

Compensation Committee

On February 25, 2008, the Board of Directors created a Compensation Committee comprised of Mr. Victor Keen. We intend to continue to evaluate the composition of our Compensation Committee.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, in the past we determined that it was in the best interests of the Company and its shareholders to keep these two roles separate.

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

Employment Agreements

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. Mr. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. During the years ended December 31, 2020 and 2019, the Company recognized $180,000 and $144,000 of expense respectively, under the terms of the agreement. Mr. Kraft was owed $51,720 and $95,966 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses as of December 31, 2020 and 2019 respectively.

On November 13, 2017, the Company hired Ramez Elgammal as Vice President of Technology. Elgammal leads research and development and intellectual property initiatives for the Company’s proprietary liquid silicon precursor, CHS. The one-year consulting agreement was effective as of November 15, 2017 and continued in full force and effect through November 14, 2018 whereupon the agreement was renewed on a month to month term. Under the terms of the agreement. Mr. Elgammal is compensated at the rate of $125 per hour. On February 3, 2020 Ramez Elgammal agreed to an addendum to his November 15, 2017 consulting agreement providing for the payment of certain amounts owed him in common shares of the Company.  The addendum was related to the balance that was owed to Mr. Elgammal for consulting services on August 31, 2019 totaling $46,054.  Under the terms of the addendum the $46,054 is to be paid one-half in cash, $23,027 and one-half in S8 stock $23,027, at a discount to the market of 30% of the average closing price of the previous fifteen (15) days prior to August 31, 2019, or 534,022 shares of S8 stock at a conversion price of $0.0431 per share. The Company recognized expenses of $54,003 for the year ended December 31, 2020.

The Company entered into a one-year consulting agreement with Michelle Tokarz effective February 10, 2020 and expiring February 9, 2021.  Under the terms of the agreement, Tokarz will have the position of Business Development Consultant.   Tokarz will be paid an hourly fee of $115 with a maximum of $1,000 per day and shall make up to ten days available to the Company each month. The Company recognized expenses of approximately $52,000 during the year ended December 31, 2020.

The Company entered into a one-year consulting agreement with Matthew Hoffman, doing business as Integrate Growth, LLC, effective May 18, 2020 and expiring May 19, 2021.  Under the terms of the agreement, Hoffman had the position of Director of Finance. On June 30, 2020 Ron Robinson, Chief Financial Officer and Judith Keating, Corporate Secretary both retired from the Company. As part of the management transition plan Hoffman was elevated to Chief Financial Officer and Corporate Secretary on June 30, 2020. Hoffman will be paid a monthly fee of $6,000 and shall make up to twenty hours per week available to the Company for each week of each month. The Company recognized $42,000 of consultant expense to Hoffman for the year ended December 31, 2020.

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

On December 27, 2019, The Group issued 123,330,807 shares of common stock (“Common Stock”) of the Company upon the conversion of debt held by certain holders (the “Legacy Holders”), which Legacy Holders consists substantially of the Company’s Co-Chairmen, Victor Keen and Simon Calton. The total outstanding debt converted was $2,711,359 (“Legacy Debt”), which consisted of $2,017,434 in outstanding principal and $693,925 in accrued interest.

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

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2020, 2019 and 2018 for our Co-Chairman, Chief Executive Officer and our Chief Financial Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation ($)	Earnings All Other Compensation ($)	Total ($)

Simon Calton Co-Chairman	2020	$-	$-	$-	$-	$-	$-	$-	$-
	2019	$-	$-	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-	$-	$-

Victor Keen Co-Chairman	2020	$-	$-	$-	$-	$-	$-	$-	$-
	2019	$-	$-	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-	$-	$-

Michael A. Kraft CEO*	2020	$180,000	$-	$-	$-	$-	$-	$-	$180,000
	2019	$144,000	$25,000	$294,132	$-	$-	$-	$-	$463,132
	2018	$126,000	$-	$-	$-	$-	$-	$-	$126,000

Matthew Hoffman CFO**	2020	$42,000	$-	$37,446	$-	$-	$-	$-	$79,446
	2019	$-	$-	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-	$-	$-

Ronald Robinson Former CFO***	2020	$40,200	$-	$-	$-	$-	$-	$-	$40,200
	2019	$72,000	$-	$20,500	$-	$-	$-	$-	$92,500
	2018	$72,000	$-	$-	$-	$-	$-	$-	$72,000

*	Michael A. Kraft was appointed CEO in March 2017.
**	Matthew Hoffman was appointed CFO in June 2020 and was a consultant to the Company between May 2020 and June 2020.
***	Ron Robinson resigned from his position as CFO of the Company in June 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2020:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $			Option Expiration Date			Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Victor Keen, former CEO	1,338	-	-	$70	to	$420	2021	-	2022	-	-	-	-
Michael A. Kraft, CEO	10,208,160	-	-	$.04	to	$0.24	2024	-	2027	-	-	-	-
Matthew L. Hoffman, CFO	250,000	750,000	-			$.065			2025	750,000	-	-	-

Director Compensation 2020

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Keen	$-	-	-	-	-	-	$-
Simon Calton	$-	-	-	-	-	-	$-
Ron Dombrowski	$-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 12, 2021 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner	Common Stock Beneficial Ownership(1)	Percent of Class(2)	Series A Preferred Beneficial Ownership	Percent of Class(10)
Named Executive Officers and Directors:

Victor Keen (3)	98,577,083	41.18%	265,000	76.81%

Michael A. Kraft (4)	10,208,160	4.09%	-	-

Matthew Hoffman (5)	250,000	*	-	-

Simon Calton (6)	16,818,760	7.03%	-	-

Ronald Dombrowski (7)	3,644,920	1.80%	-	-

All directors and executive officers as a group (5 person)	129,498,923	51.84%	265,000	76.81%

Other 5% Stockholders:

Carlton James Ltd (8)	27,017,391	11.29%	-	-

Diversified Alpha Fund (9)	24,699,105	9.99%	-	-

Armistice Capital Master Fund Ltd. (11)	23,500,000	9.82%	-	-

*less than 1%

(1)	Number of Shares Beneficially Owned include the conversion of all Series B Preferred shares into common stock.

(2)

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of the date of this report, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Furthermore, the percentages set forth in this column are based on the 239,267,102 issued and outstanding shares of common stock on March 12, 2021.

(3)

Represents 94,528,679 shares owned by Mr. Keen and (i) 3,958,733 shares, representing his pecuniary interest in shares held by Carlton James Ltd., (ii) 1,338 shares issuable upon exercise of the options held by Mr. Keen, and (iii) 88,333 shares issuable upon the conversion of 265,000 shares of Series A preferred stock held by Mr. Keen. Victor Keen is a Co-Chairman of the Company’s Board of Directors.

(4)	Represents 10,208,160 shares issuable upon exercise of vested options held by Mr. Kraft. Michael A. Kraft is the Company’s Chief Executive Officer.

(5)

Represents 250,000 shares issuable upon exercise of vested options held by Mr. Hoffman but excludes 750,000 shares issuable upon exercise of options that do not vest within 60 days. Matthew Hoffman is the Company’s Chief Financial Officer.

(6)

Represents 5,771,131 shares owned by Mr. Calton and 11,047,629 shares, representing his pecuniary interest in shares held by Carlton James Ltd. Simon Calton is the Co-Chairman of the Company’s Board of Directors.

(7)	Represents 3,644,920 owned by Mr. Dombrowski. Ronald Dombrowski is a Director on the Company’s Board of Directors.

(8)	Shares held by Carlton James Ltd., are controlled by Simon Calton, the Co-Chairman of the Company’s Board of Directors.

(9)

Represents 16,727,920 shares owned by Diversified Alpha Fund (DAF) and 7,971,185 shares issuable upon conversions, which conversions are subject to a 9.99% ownership limitation, of outstanding balances under a Credit Agreement and related Promissory Note entered into by the Company and DAF. DAF is managed and controlled by Mollitium Investment Management.

(10)	Calculated on the basis of 345,000 issued and outstanding shares of Series A Convertible Preferred Stock as of March 12, 2021.

(11)	The shares are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The number of shares excludes 134,000,000 shares of common stock issuable upon exercise of the pre-funded warrants and the warrants, both of which are subject to certain beneficial ownership limitations. Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The business address for the Master Fund is c/o Armistice Capital, LLC, 510 Madison Avenue 7th Floor, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten days a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. Mr. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. During the years ended December 31, 2020 and 2019, the Company recognized $180,000 and $144,000 of expense respectively, under the terms of the agreement. Mr. Kraft was owed $51,720 and $95,966 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses as of December 31, 2020 and 2019 respectively.

At December 31, 2018 the Company had an aggregate balance of $971,500 of advances due to Mr. Victor Keen, Co-Chairman of the Board of Directors. During the year ended December 31, 2019 Mr. Keen advanced the Company an additional $135,000, such that an aggregate amount of $1,106,500 was due to Mr. Keen under the terms of certain promissory notes and convertible debentures (“the Notes”) which were included in notes payable – related party (see Note 6 of the consolidated financial statements). The Notes along with accrued interest of $342,292, were converted to common stock on December 27, 2019. Interest expense related to the Notes was $112,969 for the year ended December 31, 2019.

At December 31, 2018, the Company had an aggregate balance of $775,934 of advances due to CJL, a company owned by Mr. Simon Calton, a director of the Company.  During the years ended December 31, 2019, CJL, advanced an additional $135,000 such that as of November 30, 2019, an aggregate amount of $910,934 was due to CJL under the terms of two loans (“Loans”), which were included in notes payable-related parties (see Note 6 of the notes to financial statements). The Loans along with accrued interest of $351,633 were converted to common stock on December 27, 2019.  Interest expense related to the Loans was $112,695 for the year ended December 31, 2019.

Director Independence

As discussed above, none of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2020 and 2019 were $60,000 and $70,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2020 and 2019 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2020 and 2019 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2020 and 2019 were $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (20)

3.10	Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (23)

3.11	Certificate of Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (25)

3.12	Amended Certificate of Incorporation (31)

4.1*	Description of Securities

4.2	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.3	Form of Convertible Bridge Note (8)

4.4	Form of Convertible Debenture dated June 25, 2013 (18)

4.5	Senior Convertible Note dated October 1, 2013 (19)

4.6	Convertible Promissory Note dated March 5, 2015 (22)

4.7	Convertible Note dated March 4, 2015 (22)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006(1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

10.32	Securities Purchase Agreements dated December 11, 2015 (23)

10.33	Share Exchange Agreement dated May 31, 2016 (24)

10.34	Supply Agreement date December 13, 2016 (26)

10.35	Option Agreement dated November 15, 2017 (27)

10.36	Settlement Agreement and General Release dated June 29, 2018 (28)

10.37	Credit Agreement dated as of October 4, 2019 (29)

10.38	Promissory Note dated as of October 4, 2019 (29)

10.39	Warrant dated as of October 4, 2019 (29)

10.40	Supply Agreement dated as of June 25, 2020 (30)

10.41*	Consulting Agreement dated May 18, 2020, by and between the Company and Matthew Hoffman

21.1*	Subsidiaries

23.1*	Consent of HoganTaylor LLP

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Filed herewith

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 20, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

(22)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on May 15, 2015 (File No. 000-54697)

(23)	Incorporated by reference to Current Report on Form 8-K as filed on March 24, 2016 (File No. 000-54697)

(24)	Incorporated by reference to Current Report on Form 8-K as filed on June 1, 2016 (File No. 000-54697)

(25)	Incorporated by reference to Current Report on Form 8-K as filed on October 6, 2016 (File No. 000-54697)

(26)	Incorporated by reference to Current Report on Form 8-K as filed on December 19, 2016 (File No. 000-54697)

(27)	Incorporated by reference to Current Report on Form 8-K as filed on December 6, 2017 (File No. 000-54697)

(28)	Incorporated by reference to Current Report on Form 8-K as filed on July 2, 2018 (File No. 000-54697)

(29)	Incorporated by reference to Current Report on Form 8-K as filed on October 15, 2019 (File No. 000-54697)

(30)	Incorporated by reference to Current Report on Form 8-K as filed on June 30, 2020 (File No. 000-54697)

(31)	Incorporated by reference to Current Report on Form 8-K as filed on June 22, 2017 (File No. 000-54697)

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: March 12, 2021	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Victor F. Keen	Director	March 12, 2021
Victor F. Keen

By:	/s/ Simon Calton	Director	March 12, 2021
Simon Calton

By:	/s/ Ronald Dombrowski	Director	March 12, 2021
Ronald Dombrowski

The Coretec Group, Inc.

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Coretec Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coretec Group Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Patent Impairment Assessment

As described further in Note 1 to the consolidated financial statements, the Company reviews patents for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. In performing the review for impairment, management makes significant estimates and assumptions related to the use of the patents and forecasts of future undiscounted cash flows. The net balance of the patents was approximately $1,100,000 as of December 31, 2020.

Given the significant assumptions made by management regarding the Company's discretionary strategic decisions to use the patent technology in the future and the uncertainty of the outcome of the use of the technology, performing audit procedures required a high degree of auditor judgment and was impacted by the nature of audit evidence regarding the matter.

Our audit procedures related to the patent impairment assessment included the following, among others:

●	We compared the remaining useful life of the patents to the Company's underlying register and to the remaining legal life under patent law.
●

To identify any potential unidentified impairment triggers, we made specific inquiries to management regarding the Company's plans for the use of the technology and considered if any audit evidence obtained in other areas supported or contradicted the assertions made by management.

●	We evaluated the reasonableness of significant assumptions used in management's assessment of whether impairment indicators exist.

Going Concern Assessment

As described further in Note 2 to the consolidated financial statements, the Company has realized net losses each year from inception through December 31, 2020, and has negative working capital as of December 31, 2020. The Company determined these, and other factors, raised substantial doubt as to the Company's ability to continue as a going concern one year from the issuance date of the consolidated financial statements. The Company believes that the capital raise after December 31, 2020, is sufficient to fund development of its planned products and pay operating expenses for at least one year following the issuance of these consolidated financial statements, which alleviates any substantial doubt about the Company's ability to continue as a going concern. In making this determination, management prepared a short-term cash flow projection. Management used significant assumptions in preparing the short-term cash flow projection, which included expected operating costs and financing obligations.

The principal considerations for our determination that the evaluation of management's going concern analysis was a critical audit matter are the significant judgment and subjectivity from management when evaluating the uncertainty related to the Company's future cash flow projection and a high degree of auditor judgment in evaluating management's forecasts for at least the next 12 months.

Our audit procedures related to the evaluation of management's forecasted expenditures and going concern analysis included the following, among others:

●	Obtaining evidence of the capital raised after December 31, 2020.
●	Evaluation of the reasonableness of key assumptions and estimates used by the management in the short-term cash flow projection in the light of its existing operating requirements and plans.
●	Testing the completeness, accuracy, and relevance of underlying data in the short-term cash flow projection.
●	Evaluation of the reasonableness of management's plans on the cash flow requirements of the operations.
●	Evaluation of the adequacy of the Company's disclosure of management's plans in the notes to the consolidated financial statements.

/s/ HOGANTAYLOR LLP

We have served as the Company's auditor since 2016.

Tulsa, Oklahoma

March 12, 2021

THE CORETEC GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	2020	2019
Assets
Current assets:
Cash	$22,219	$58,149
Prepaid expenses	179,963	88,821
Total current assets	202,182	146,970

Property and equipment, net	-	126

Other assets:
Patents, net	1,059,026	1,139,255
Goodwill	166,000	166,000
Deposits-other	18,946	3,575
Total other assets	1,243,972	1,308,830
Total Assets	$1,446,154	$1,455,926

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$46,580	$39,138
Accounts payable and accrued expenses	396,019	615,815
Total current liabilities	442,599	654,953

Long term debt, net	266,598	120,508
Total Liabilities	709,197	775,461

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at December 31, 2020 and 2019	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 213,751,145 and 193,521,506 shares issued and outstanding at December 31, 2020 and 2019, respectively	42,750	38,704
Additional paid-in capital	8,033,313	6,135,885
Accumulated deficit	(7,339,175)	(5,494,193)
Total Stockholders' Equity	736,957	680,465
Total Liabilities and Stockholders' Equity	$1,446,154	$1,455,926

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Income:
Revenue	$-	$-

Expenses:
Research and development	151,864	148,875
General and administrative	1,029,136	1,418,203
Interest	665,232	287,307
Total expenses	1,846,232	1,854,385

Other income	1,250	-

Net loss	$(1,844,982)	$(1,854,385)
Loss per share:
Basic and diluted	$(0.009)	$(0.026)

Weighted average shares outstanding, basic and diluted	202,680,171	70,919,722

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2020 and 2019

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2018	345,000	$69	68,474,520	$13,695	$2,166,745	$(3,639,808)	$(1,459,299)
Debentures converted to common stock	-	-	91,788,776	18,358	1,999,077	-	2,017,435
Common stock issued for liabilities	-	-	472,486	94	18,960	-	19,054
Common stock issued for interest and accrued interest	-	-	31,542,031	6,308	687,616	-	693,924
Common stock issued for services	-	-	1,243,693	249	39,557	-	39,806
Beneficial conversion feature of notes payable	-	-	-	-	281,837	-	281,837
Warrants issued	-	-	-	-	60,593	-	60,593
Options issued for compensation and services	-	-	-	-	881,500	-	881,500
Net loss	-	-	-	-	-	(1,854,385)	(1,854,385)
Balance December 31, 2019	345,000	$69	193,521,506	$38,704	$6,135,885	$(5,494,193)	$680,465
Warrants issued	-	-	-	-	135,705	-	135,705
Beneficial conversion feature of notes payable	-	-	-	-	1,049,826	-	1,049,826
Common stock issued for liabilities	-	-	337,353	67	11,403	-	11,470
Common stock issued for services	-	-	1,364,366	273	61,704	-	61,977
Options issued for compensation and services	-	-	-	-	92,496	-	92,496
Notes payable converted to common stock	-	-	16,727,920	3,346	546,654	-	550,000
Exchange of stock options for common stock	-	-	1,800,000	360	(360)	-	-
Net loss	-	-	-	-	-	(1,844,982)	(1,844,982)
Balance December 31, 2020	345,000	$69	213,751,145	$42,750	$8,033,313	$(7,339,175)	$736,957

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 and 2019

	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,844,982)	$(1,854,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126	756
Amortization - patents	80,229	80,229
Amortization - debt discount	572,091	55,839
Options issued for services	92,496	765,631
Common stock issued for services	61,977	39,806
Common stock issued for interest	-	225,664
Change in:
Prepaid expenses	(91,142)	(52,844)
Deposits	(15,371)	-
Accounts payable and accrued liabilities	(208,326)	126,845

Net cash used in operating activities	(1,352,902)	(612,459)

Cash Flows from Financing Activities
Payments on notes payable	(69,709)	(117,129)
Proceeds from debt and warrants issued	1,386,681	806,503
Payments on debt issue cost	-	(22,767)
Net cash provided by financing activities	1,316,972	666,607

Net change in cash	(35,930)	54,148
Cash, beginning of period	58,149	4,001

Cash, end of period	$22,219	$58,149

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$84,366	$50,237
Non-Cash Financing Activities
Notes payable converted to common stock	$550,000	$2,017,434
Stock options exchanged for common stock	$360	$-
Options issued for accounts payable	$-	$115,869
Common stock issued to satisfy liabilities	$11,470	$487,315
Recognition of beneficial conversion feature	$1,049,826	$281,837

See notes to consolidated financial statements

THE CORETEC GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business and Summary of Significant Accounting Policies

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

Coretec Industries, LLC (“Coretec”), is a wholly owned subsidiary of the Group (collectively the “Company”). The Company is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for energy-related industries including, but not limited to oil/gas, renewable energy, and distributed energy industries. Many of these technologies and products also have application for medical, electronic, photonic, display, and lighting markets among others. Early adoption of these technologies and products is anticipated in markets for energy storage (Li-ion batteries), renewable energy (BIPV), and electronics (Asset Monitoring).

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

Principles of Consolidation

The consolidated balance sheets as of December 31, 2020 and 2019 and the consolidated statements of operations and cash flows for the years then ended include the accounts of the Group and its wholly owned subsidiary, Coretec. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Reclassification

Certain amounts in the prior period year balance sheet and statement of operations have been reclassified to conform to the presentation of the current year. These reclassifications were immaterial and had no effect on the previously reported net loss.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded over the estimated useful lives using the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Patents

The Company acquired patents valued at $1,400,000 in conjunction with the reverse acquisition discussed in Note 1. As these intangible assets have finite lives based on the patents' expiration dates, they are amortized on a straight-line basis over their useful lives.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities - The carrying value approximates fair value due to the short maturity of these items.

Notes payable - The fair value of the Company's notes payable has been estimated by the Company based upon the liability's characteristics, including interest rates, embedded instruments and conversion discounts. The carrying value approximates fair value after taking into consideration the liability’s characteristics.

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

	December 31,
	2020	2019
Options	20,212,174	20,716,557
Warrants	2,190,000	570,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	38,753,799	14,448,285
Total potentially dilutive shares	61,270,973	35,849,842

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $152,000 and $149,000 for the years ended December 31, 2020 and 2019, respectively.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity should measure goodwill impairment and test by comparing the fair value of a reporting unit with its carrying amount. The Company adopted this standard effective January 1, 2020 and will apply the standard on a prospective basis. The adoption of this standard did not have a material impact on its consolidated financial position and results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after adopting ASU 2020-06, the Company will no longer separately present the embedded conversion feature of its convertible debt within stockholders’ equity and interest expense is expected to decrease due to the elimination of the related debt discount amortization. ASU 2020-06 is effective for the Company in the first quarter of 2024, with early adoption permitted in the first quarter of 2021 and may be adopted using either a full or modified retrospective approach. The Company intends to adopt ASU 2020-06 under the modified retrospective approach for the 2021 fiscal year effective January 1, 2021. Adoption is expected to result in an approximate $989,000 decrease in additional paid in capital from the derecognition of the beneficial conversion feature, $863,000 increase in long term debt from the derecognition of the discount associated with the beneficial conversion feature and $126,000 decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the beneficial conversion feature.  The adoption and financial adjustments will be included in the Company’s next reporting period.

Note 2 – Recent Capital Financing and Management’s Plans

The Company has realized a cumulative net loss of $7,339,175 for the period from inception (June 2, 2015) to December 31, 2020, negative working capital of $240,417 and no revenues. As of December 31, 2020, these conditions raised substantial doubt about the Company’s ability to continue as a going concern for a year following the balance sheet date of these consolidated financial statements. As of December 31, 2020, the Company had insufficient revenue and capital commitments to fund the development of its planned products and to pay operating expenses. The ability of the Company to continue as a going concern depended on the Company’s capital raising efforts to fund the development of its planned products.

As a result of the securities purchase agreement and capital raise of $6,000,000 subsequent event to December 31, 2020 (see Note 9), management believes that the Company has sufficient capital commitments to fund the development of its planned products and to pay operating expenses for a period of more than one year following the issuance of these consolidated financial statements. Consequently, the substantial doubt about the Company's ability to continue as a going concern has been alleviated. Management is committed to utilizing this capital to expand and accelerate the development of its CHS technology, while scaling business functions and appropriately adding resources necessary for future growth.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Furniture and Fixtures	$-	$13,286
Less: Accumulated Depreciation	-	13,160
Totals	$-	$126

Depreciation expense amounted to $126 and $756 for the years ended December 31, 2020 and 2019, respectively. The Company moved headquarters from Tulsa, OK to Ann Arbor, MI during June 2020. At that time, the Company sold all furniture and reported a gain on sale of assets of $1,250.

Note 4 – Patents

The following table sets forth patents:

Patents	December 31, 2020	December 31, 2019
Gross Carrying Amount	$1,400,000	$1,400,000
Accumulated Amortization	(340,974)	(260,745)
Net Book Value	$1,059,026	$1,139,255

The patents were acquired with the September 30, 2016 reverse acquisition. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Note 5 – Debt

Notes payable and long-term debt consists of the following:

	December 31,	December 31,
	2020	2019
Notes payable:
6.3% Insurance premium finance agreement due July 2020	$-	$39,138
3.8% Insurance premium finance agreement due June 2021	46,580	-
Total notes payable	$46,580	$39,138

Long term debt:
10% Promissory note due January 2024	1,275,000	475,000
Less:
Beneficial conversion feature	(862,775)	(273,422)
Warrants issued	(106,167)	(59,108)
Debt issue costs	(39,460)	(21,962)
Net long term debt	$266,598	$120,508

3.8% Insurance premium finance agreement, due June 2021

The Company entered into an insurance financing agreement in August 2020 totaling $77,151. The monthly payments under the agreement are due in ten installments of $7,849. The Company made the first installment payment in September 2020.

6.3% Insurance premium finance agreement due July 2020

The Company entered into an insurance financing agreement in September 2019 totaling $61,503. The agreement was due in eleven installments of $5,591 through July 2020. The Company paid the balance due of $39,138 during the year ended December 31, 2020.

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

10% Promissory note due January 2024, net

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC (DAF), the Lender. DAF is a segregated portfolio fund of Navigator Global Fund Manager Platform SPC.  DAF is managed and controlled by Mollitium Investment Management (Mollitium). Mollitium utilizes Diversified Global Investment Advisors Ltd. (DGIA) to act in an advisory role. DGIA maintains an Investment Committee to support the services to Mollitium.  Simon Calton serves as part of this five-member investment committee and in accordance with the investment committee’s guidelines, Mr. Calton does not participate in matters or voting that pertain to the Company due to his conflict of interest.  Investment advice provided by DGIA to Mollitium are recommendations only and the final decision on actions are the responsibility of Mollitium. Carlton James Global Management, Ltd (CJGM) serves as a distributer of investments by introducing funds available to the market of which DAF is included in CJGM’s group of funds. Compensation to CJGM occurs when investments are made into funds that they introduce.  CJGM is part of the Carlton James Group of which Mr. Calton is CEO.

The 10% Promissory Note, in a principal amount of $2,500,000, is due February 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of December 31, 2020, DAF has advanced $1,825,000 with the remaining $675,000 to be funded in 2021.  Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period.

Under the terms of the Credit Agreement, DAF has the right to elect to convert all or part of the Promissory Note at a price equal to seventy percent (70%) of the average closing price of the Company’s common stock as reported on the over-the-counter quotation system on the OTC Markets during the fifteen (15) calendar days prior to the loan closing date of October 4, 2019, which calculates to $0.0329 per share.

The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. Given the terms and related-party nature of the agreement, the commitment date was determined to be the date the funds are advanced to the Company and is limited to the funding value less other debt discounts (see below). A debt discount of $1,049,825 and $281,837 was recorded, with a corresponding credit to additional paid-in capital, for the beneficial conversion feature for the years ended December 31, 2020 and 2019, respectively. The debt discount is amortized over the life of the debt relative to unconverted debt. A debt discount of $175,506 and $8,415 was amortized to interest expense during the years ended December 31, 2020 and 2019.

Under the terms of the Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share were issued to DAF. The warrants will be issued in amounts of 150,000 and 210,000 per month as the advance is received during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of December 31, 2020 and 2019 were 2,190,000 and 570,000, respectively. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. The allocated cost of the warrants amounted to $135,706 and $60,593 for the years ended December 31, 2020 and 2019, respectively, and is being amortized over the life of the debt with $28,216 and $1,485 of allocated costs amortized during the years ended December 31, 2020 and 2019, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $42,000 and $22,767 during the years ended December 31, 2020 and 2019, respectively, and are being amortized over the life of the debt with $9,034 and $805 amortized during the years ended December 31, 2020 and 2019, respectively.

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

On October 30, 2020, under the terms of the Credit Agreement, DAF converted $250,000 of the principle of the Promissory Note into 7,598,784 shares of common stock at $0.0329 per share. A related charge of $156,265 of the beneficial conversion feature was made to interest expense along with debt issue related charges of $34,912 for the warrants and $5,796 for the deferred cost at the time of the conversion.

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

7% Convertible promissory note due December 2019, related party

On March 30, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $250,000, due March 1, 2019, subsequently extended to December 31, 2019. The promissory note automatically converted into eight percent (8%) of the fully diluted outstanding shares of common stock of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature was limited to the carrying value of the promissory note, so a $250,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount was amortized over the original life of the debt and $21,373 was amortized during the year ended December 31, 2019. The note and accrued interest were a part of the Legacy Debt retired on December 27, 2019.

7% Convertible promissory note due December 2019, related party

On June 21, 2017, the Company issued to Mr. Victor Keen, Co-Chairman of the Board of Directors, a 7% convertible promissory note in a principal amount of $100,000, due June 21, 2019 and subsequently extended to December 31, 2019. The promissory note automatically converted into four percent (4%) of the fully diluted outstanding shares of common stock of the Company. The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. The dollar amount of the beneficial conversion feature is limited to the carrying value of the promissory note, so a $100,000 debt discount was recorded, with a corresponding credit to additional paid-in capital for the beneficial conversion feature. The debt discount was amortized over the original life of the debt and $23,761was amortized during the year ended December 31, 2019.  The note and accrued interest were a part of the Legacy Debt retired December 27, 2019.

Note 6 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On December 27, 2019, the Company issued 123,330,807 shares of Common Stock of the Company upon the conversion of debt held by certain Legacy Holders (see Note 5).

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

On October 22, 2020, the Board of Directors consented to satisfying accrued liabilities of vendors by issuing S8 common stock from the 2018 Equity Incentive Plan from August 26, 2020 through September 1, 2021. The number of shares issued to satisfy a liability was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average. The stock issuance, in lieu of cash payment, requires written approval of the Chief Executive Officer. During the year ended December 31, 2020, 1,701,719 shares were issued to satisfy $73,107 of vendor accrued liabilities and services.

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”) and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Company We have not paid any cash or stock dividends to the holders of our Series A Preferred Stock. Dividends in arrears totaled approximately $148,000 and $128,000 for the years ended December 31, 2020 and 2019, respectively. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

The Series A Preferred Stock may, at the option of the Investor, be converted at any time after the first anniversary of the issuance of the Series A Preferred Stock or from time to time thereafter into 166,667 post-split shares of Common Stock that such investor is entitled to in proportion to the 500,000 shares of Series A Preferred so designated in the Certificate of Designation.

The Series A Preferred Stock will automatically be converted into Common Stock anytime the post-split 5-day Volume-Weighted Average Price (VWAP) of the Company’s Common Stock prior to such conversion is equal to $15.00 or more. Such mandatory conversion would be converted by the same method described above for discretionary conversions.

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

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of December 31, 2020 and 2019 total 2,190,000 and 570,000, respectively. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The following table summarizes the Company’s warrant activity during the year ended December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2019	570,000	$0.052		$-
Granted	1,620,000	0.052		-
Outstanding, December 31, 2020	2,190,000	0.052	4.30	-

Options

Stock options for employees, directors or consultants, are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are vested. The Company recognizes compensation expense for awards subject to graded vesting on a straight-line basis. Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

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

On August 7, 2019 the Company issued 21,500,000 five (5) year options to purchase common stock of the Company at an exercise price of $0.041 per share. The estimated fair value of the options was $881,500. Michael Kraft, CEO was issued 10,000,000 options, Concordia Financial Group was issued 10,000,000 options, Ramez Elgammal, CTO was issued 1,000,000 options and Ronald Robinson, former CFO, was issued 500,000 options. Mr. Kraft’s options were issued for $90,869 in accrued compensation due him, $25,000 under the terms of his employment agreement and $294,132 as additional compensation for his services as CEO. Concordia’s, Mr. Elgammal’s and Mr. Robinson’s options were issued for additional compensation for services during the year ended December 31, 2019. The $881,500 estimated fair value of options to purchase common stock issued in August 2019 was determined using the Black-Scholes option pricing model. The expected dividend yield of $0 is based on the average annual dividend yield at the date issued. Expected volatility of 337.19% is based on the historical volatility of the stock. The risk-free interest rate of 1.52% is based on the U.S. Treasury Constant Maturity rates as of the issue date. The expected life of the options of five years is based on historical exercise behavior and expected future experience.

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  The modification of these options did not result in any additional compensation because there was no change in the fair value. As of December 31, 2020, 3,000,000 options have been exchanged for 1,800,000 shares that were issued under the executed exchange agreement.

The Company granted 1,500,000 options during the year ended December 31, 2020 at an average grant date fair value of $0.057 determined using the Black-Scholes option pricing model, with 500,000 options vesting immediately and 1,000,000 options vesting over a two-year time frame in four equal six-month periods. The Company recognized $92,496 of stock option expense related to the options during the year ended December 31, 2020. The remaining expense of $112,554 at December 31, 2020, will be recognized on a straight-line basis over the remaining vesting period of 18 months.

Options Summary

The following table summarizes the Company’s option activity during the year ended December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2019	21,716,557	$0.076		$-
Expired	(4,383)	52.50		-
Exchanged for common stock	(3,000,000)	0.041		-
Granted	1,500,000	0.057		-
Outstanding, December 31, 2020	20,212,174	0.068	3.69	-

Exercisable, December 31, 2020	19,462,174	$0.068	3.66	$-

The following table summarizes the Company’s options as of December 31, 2020:

		Weighted
		Average
	Outstanding	Remaining	Exercisable
Exercise	Number of	Life	Number of
Price	Options	In Years	Options

$0.041	19,000,000	3.62	19,000,000
$0.065	1,000,000	4.50	250,000
$0.240	208,160	6.21	208,160
$70.260	3,449	1.50	3,449
$420.000	565	0.37	565
Total	20,212,174	3.69	19,462,174

Incentive Stock Plan

In January 2018, the Company established its 2018 Equity Incentive Plan (the “2018 EIP”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2018 EIP shall not exceed fifteen million (15,000,000) shares. The shares are included in a registration statement filed January 2018. There are 10,534,263 shares available for issuance under the 2018 EIP as of December 31, 2020.

Note 7 – Commitments

Consulting Agreements

The Company entered into a one-year consulting agreement with Michelle Tokarz (“Tokarz”) effective February 10, 2020 and expiring February 9, 2021.  Under the terms of the agreement, Tokarz will have the position of Business Development Consultant.   Tokarz will be paid an hourly fee of $115 with a maximum of $1,000 per day and shall make up to ten days available to the Company each month. The Company recognized expenses of approximately $52,000 during the year ended December 31, 2020.

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

As of December 31, 2020, the remaining balance of the SRA to be paid under the terms of the agreement is $93,578.  As of December 31, 2020, and pursuant to the SRA, Coretec was in arrears on the payment of that obligation. Accordingly, as of December 31, 2020, Coretec would be considered in default under the SRA because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the SRA, including an option to terminate the SRA if Coretec does not cure the default within 10 business days after receiving written notice by NDSU/RF.  Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the SRA. In connection with such objective, Coretec has sent NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default. Coretec did not attempt communication or receive communication from NDSU/RF during 2020.

As of the date of this report, there have been no legal proceedings initiated in connection with the SRA.  However, no assurances can be made that the active communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.

Office Lease

On June 30, 2020 the Company moved headquarters from Tulsa, Oklahoma to Ann Arbor, Michigan at which time the Company terminated the lease agreement in Tulsa. The Company continued to occupy the office space in Ann Arbor under the lease agreement that was executed on December 3, 2019. The Company signed a one-year lease in Ann Arbor, Michigan commencing January 1, 2020 with an annual rent obligation of $15,120 ($1,260 per month). Rent expense for the office operating leases was $25,592 and $23,760 and for the years ended December 31, 2020 and 2019, respectively. The Company has renewed the Ann Arbor lease for 2021 under the same terms.

Supply Agreement

During June 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase 500 grams of cyclohexasilane, Si6H12 (CHS) for $185,000. The supply agreement is valid until March 31, 2021. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement. Delivery is expected during the months of March and April of 2021, at which time the Company will owe the remaining $92,500.

Note 8 – Related Party Transactions

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. Mr. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. During the years ended December 31, 2020 and 2019, the Company recognized $180,000 and $144,000 of expense respectively, under the terms of the agreement. Mr. Kraft was owed $51,720 and $95,966 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses the years ended December 31, 2020 and 2019 respectively.

At December 31, 2018 the Company had an aggregate balance of $971,500 of advances due to Mr. Victor Keen, Co-Chairman of the Board of Directors. During the year ended December 31, 2019 Mr. Keen advanced the Company an additional $135,000, such that as of November 30, 2019, an aggregate amount of $1,106,500 was due to Mr. Keen under the terms of certain promissory notes and convertible debentures (“the Notes”) which were included in notes payable – related party (see Note 5). The Notes along with accrued interest of $342,292, were converted to common stock on December 27, 2019.  Interest expense related to the Notes was $112,969 for the year ended December 31, 2019.

At December 31, 2018 the Company had an aggregate balance of $775,934 of advances due to CJL, a company owned by Mr. Simon Calton, a director of the Company, During the years ended December 31, 2019, CJL, advanced an additional $135,000 such that as of November 30, 2019, an aggregate amount of $910,934 was due to CJL under the terms of two loans (“Loans”), which were included in notes payable-related parties (see Note 5). The Loans along with accrued interest of $351,633 were converted to common stock on December 27, 2019.  Interest expense related to the Loans was $112,695 for the year ended December 31, 2019.

The Company entered into a one-year consulting agreement with Matthew Hoffman (“Hoffman”), doing business as, Integrate Growth, LLC, effective May 21, 2020 and expiring May 19, 2021.  Under the terms of the agreement, Hoffman held the position of Director of Finance. On June 30, 2020 Ron Robinson, Chief Financial Officer and Judith Keating, Corporate Secretary both retired from the Company. As part of the management transition plan, Hoffman was elevated to Chief Financial Officer and Corporate Secretary on June 30, 2020. Under the terms of the agreement, Hoffman will be paid a monthly fee of $6,000 and shall make up to twenty hours per week available to the Company for each week of each month. The Company recognized $42,000 of consultant expense to Hoffman for the year ended December 31, 2020.

Note 9 – Subsequent Events

In January 2021, the Company agreed to settle accrued liabilities in the amount of $41,800 due to multiple vendors for 1,115,961 common shares. This transaction was pursuant to the October 22, 2020 Board of Directors consent to issue S8 common stock from the 2018 Equity Incentive Plan. The number of shares issued to satisfy the liabilities was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average.

In January 2021, Ken Evans exchanged 1,500,000 options for 900,000 shares of rule 144 common stock. This transaction was pursuant to the June 8, 2020 consent by the Board of Directors for a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.

In January 2021, the Company entered into a one-year consulting agreement with Allison Gabrys (“Gabrys”), doing business as, Mears Advisory, LLC, effective February 8, 2021 and expiring February 8, 2022.  Under the terms of the agreement, Gabrys will perform services as Chief Marketing Officer Consultant. Gabrys will make 20 hours per week available to the Company with an hourly bill rate of $125.

In February 2021, the Company received a gross advance of $225,000 as part of the credit agreement with DAF, bringing the total advances to $2,170,000. The Company and DAF investment manager also agreed to a revised funding schedule of $110,000 tranches to be received in March, April and May of 2021 to complete the $2,500,000 credit agreement.

On March 2, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional investor in a private placement to sell (i) 23,500,000 shares of its common stock, (ii) pre-funded warrants to purchase up to an aggregate of 51,500,000 shares of its common stock, and (iii) warrants to purchase up to an aggregate of 82,500,000 shares of its common stock for gross proceeds of approximately $6,000,000. The combined purchase price for one share of common stock and associated Warrant is $0.08 and for one Pre-Funded Warrant and associated Warrant is $0.0799. The sale of the securities under the Purchase Agreement closed on March 5, 2021.

The Warrants are exercisable for a period of five and one half years from the date of issuance and have an exercise price of $0.08 per share, subject to adjustment as set forth in the warrants for stock splits, stock dividends, recapitalizations and similar events. The Investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement. The investor has contractually agreed to restrict its ability to exercise the warrant such that the number of shares of the Company’s common stock held by the investor and its affiliates after such exercise does not exceed the beneficial ownership limitation set forth in the warrant which may not exceed initially 4.99% of the Company’s then issued and outstanding shares of common stock.

The pre-funded warrants have an exercise price of $0.0001 per share, subject to adjustment as set forth in the pre-funded warrants for stock splits, stock dividends, recapitalizations and similar events.  The pre-funded warrants will be exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full.

Pursuant to an engagement letter, dated as of February 26, 2021, by and between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), the Company engaged Wainwright to act as the Company’s exclusive placement agent in connection with the private placement. The Company agreed to pay Wainwright a cash fee of 8.0% of the gross proceeds raised by the Company in the private placement. The Company also agreed to pay Wainwright (i) a management fee equal to 1.0% of the gross proceeds raised in the private placement; and (ii) $85,000 for non-accountable expenses. In addition, the Company agreed to issue to Wainwright (or its designees) placement agent warrants to purchase a number of shares equal to 8.0% of the aggregate number of shares and pre-funded warrant shares sold under the Purchase Agreement, or warrants to purchase an aggregate of up to 6,000,000 shares. The placement agent warrants generally will have the same terms as the warrants, except they will have an exercise price of $0.10.