Form 10-Q
period 2021-03-31
CORETEC GROUP INC.
filed 2021-05-13
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(866) 916-0833
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of May 13, 2021, the issuer had 247,054,580 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$5,227,674	$22,219
Prepaid expenses	154,805	179,963
Total current assets	5,382,479	202,182

Other assets:
Patents, net	1,038,969	1,059,026
Goodwill	166,000	166,000
Deposits-other	31,696	18,946
Total other assets	1,236,665	1,243,972
Total Assets	$6,619,144	$1,446,154

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$23,399	$46,580
Accounts payable and accrued expenses	672,247	396,019
Total current liabilities	695,646	442,599

Long term debt, net	1,372,765	266,598
Total Liabilities	2,068,411	709,197

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 241,687,349 and 213,751,145 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	48,337	42,750
Additional paid-in capital	12,153,798	8,033,313
Accumulated deficit	(7,651,471)	(7,339,175)
Total Stockholders' Equity	4,550,733	736,957
Total Liabilities and Stockholders' Equity	$6,619,144	$1,446,154

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Income:
Revenue	$-	$-

Expenses:
Research and development	37,601	43,894
General and administrative	342,457	265,974
Interest	58,362	220,439
Total expenses	438,421	530,307

Net loss	$(438,421)	$(530,307)
Loss per share:
Basic and diluted	$(0.002)	$(0.003)

Weighted average shares outstanding, basic and diluted	222,856,458	193,621,826

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 and THREE MONTHS ENDED MARCH 31, 2020

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2020	345,000	$69	213,751,145	$42,750	$8,033,313	$(7,339,175)	$736,957
Cumulative change in accounting for beneficial conversion feature	-	-	-	-	(988,900)	126,125	(862,775)
Debt converted to common stock	-	-	1,519,757	304	49,696	-	50,000
Common stock issued for liabilities	-	-	1,716,447	343	69,921	-	70,264
Exchange of stock options for common stock	-	-	1,200,000	240	(240)	-	-
Private placement stock issuance	-	-	23,500,000	4,700	4,908,500	-	4,913,200
Warrants issued	-	-	-	-	62,785	-	62,785
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(438,421)	(438,421)
Balance March 31, 2021	345,000	$69	241,687,349	$48,337	12,153,798	$(7,651,471)	$4,550,733

Balance December 31, 2019	345,000	$69	193,521,506	$38,704	$6,135,885	$(5,494,193)	$680,465
Debt converted to common stock	-	-	9,129,136	1,826	298,174	-	300,000
Beneficial conversion feature of note payable	-	-	-	-	310,303	-	310,303
Warrants issued	-	-	-	-	53,447	-	53,447
Net loss for the period	-	-	-	-	-	(530,307)	(530,307)
Balance March 31, 2020	345,000	$69	202,650,642	$40,530	6,797,809	$(6,024,500)	$813,908

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,

	2021	2020
Cash Flows from Operating Activities
Net loss	$(438,421)	$(530,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	126
Amortization - patents	20,057	20,057
Amortization - debt discount	21,526	202,882
Options issued for services	18,723	-
Change in:		-
Prepaid expenses	25,158	41,303
Deposits	(12,750)	-
Accounts payable and accrued liabilities	346,492	(58,693)

Net cash used in operating activities	(19,215)	(324,632)

Cash Flows from Financing Activities
Payments on notes payable	(23,181)	(16,773)
Proceeds from debt and warrants issued	334,651	363,750
Proceeds from private placement stock issued	4,913,200	-
Net cash provided by financing activities	5,224,670	346,977

Net change in cash	5,205,455	22,345
Cash, beginning of period	22,219	58,149

Cash, end of period	$5,227,674	$80,494

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$33,603	$18,780
Non-Cash Financing Activities
Notes payable converted to common stock	$50,000	$300,000
Stock options exchanged for common stock	$240	$-
Common stock issued to satisfy liabilities	$70,264	$-
Recognition of beneficial conversion feature	$-	$310,303

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

Note 2 – Summary of Significant Accounting Policies

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

Impairment of Long-Lived Assets

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

Reclassification

Certain amounts in the prior period condensed statement of operations have been reclassified to conform to the presentation of the current year. These reclassifications had no effect on the previously reported net loss.

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

	March 31,
	2021	2020
Options	18,212,174	21,716,557
Warrants	142,604,000	1,020,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	47,720,365	16,717,325
Total potentially dilutive shares	208,651,539	39,568,882

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 5.

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncement recently adopted by the Company:

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after adopting ASU 2020-06, the Company no longer separately presents the embedded conversion feature of its convertible debt within stockholders’ equity and interest expense is expected to decrease due to the elimination of the related debt discount amortization when compared to prior reporting. ASU 2020-06 was effective for the Company in the first quarter of 2024, with early adoption permitted in the first quarter of 2021 and could have been adopted using either a full or modified retrospective approach. The Company has adopted ASU 2020-06 under the modified retrospective approach for the 2021 fiscal year effective January 1, 2021. Adoption has resulted in an approximate $989,000 decrease in additional paid in capital from the derecognition of the beneficial conversion feature, $863,000 increase in long term debt from the derecognition of the discount associated with the beneficial conversion feature and $126,000 decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the beneficial conversion feature.

The following is a summary of recent accounting pronouncements that are relevant to the Company:

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity.  Upon adoption on January 1, 2022, the Company will consider this guidance for modifications or exchanges of freestanding equity-classified written call options.

Note 3 –Notes Payable

	March 31,	December 31,
	2021	2020
Notes payable:
3.8% Insurance premium finance agreement due June 2021	$23,399	$46,580

Long term debt:
10% Promissory note due January 2024	$1,570,000	$1,275,000
Less:
Beneficial conversion feature	-	(862,775)
Warrants issued	(152,350)	(106,167)
Debt issue costs	(44,885)	(39,460)
Total long term debt	$1,372,765	$266,598

3.8% Insurance premium finance agreement, due June 2021

The Company entered into an insurance financing agreement in August 2020 totaling $77,151. The monthly payments under the agreement are due in ten installments of $7,849. The Company made the first installment payment in September 2020 and installment payments of $23,547 during the three months ended March 31, 2021.

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due February 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of March 31, 2021, DAF has advanced $2,170,000 with the remaining $330,000 to be funded in 2021.  Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period.

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

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share are available to be issued to DAF. The warrants will be issued in amounts of 150,000 and 210,000 per month as the advance is received during the funding period. As of March 31, 2021, 2,604,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. The allocated cost of the warrants amounted to $62,785 and $135,706 during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, and is being amortized over the life of the debt. $11,088 was amortized during the three months ended March 31, 2021.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement.

Those costs amounted to $10,350 and $42,000 for three months ended March 31, 2021 and the year ended December 31, 2020 and are being amortized over the life of the debt and $3,656 was amortized during the three months ended March 31, 2021.

On March 31, 2021, under the terms of the Credit Agreement, DAF converted $50,000 of the principle of the Promissory Note into 1,519,757 shares of common stock at $0.0329 per share. Related charges were made to interest expense for debt issue costs of $5,513 for the warrants and $1,269 for the deferred cost, during the three months ended March 31, 2021.

Note 4 – Commitments and Contingencies

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of March 31, 2021 total 2,604,000. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

On March 2, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional investor in a private placement to sell (i) 23,500,000 shares of its common stock, (ii) pre-funded warrants to purchase up to an aggregate of 51,500,000 shares of its common stock, and (iii) warrants to purchase up to an aggregate of 82,500,000 shares of its common stock for gross proceeds of approximately $6,000,000. The combined purchase price for one share of common stock and associated Warrant is $0.08 and for one Pre-Funded Warrant and associated Warrant is $0.0799. The sale of the securities under the Purchase Agreement closed on March 5, 2021. The pre-funded warrants have an exercise price of $0.0001 per share, subject to adjustment as set forth in the pre-funded warrants for stock splits, stock dividends, recapitalizations and similar events.  The pre-funded warrants will be exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. In addition, the Company agreed to issue to the placement agent (or its designees) warrants to purchase a number of shares equal to 8.0% of the aggregate number of shares and pre-funded warrant shares sold under the Purchase Agreement, or warrants to purchase an aggregate of up to 6,000,000 shares. The placement agent warrants generally will have the same terms as the warrants, except they will have an exercise price of $0.10.

Warrants Summary

The following table summarizes the Company’s warrant activity during the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2020	2,190,000	$0.0520
Granted - prefunded	51,500,000	0.0001
Granted	88,914,000	0.0812
Outstanding, March 31, 2021	142,604,000	$0.0515	4.55	$-

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

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  The modification of these options did not result in any additional compensation because there was no change in the fair value. During the three months ended March 31, 2021, 2,000,000 options have been exchanged for 1,200,000 shares that were issued under the executed exchange agreement.

The following table summarizes the Company’s option activity during the three-month period ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2020	20,212,174	$0.068		$-
Exchanged for common stock	(2,000,000)	0.041		-
Outstanding, March 31, 2021	18,212,174	$0.071	3.43	$-

Exercisable, March 31, 2021	17,462,174	$0.071	3.39	$-

The following table summarizes the Company’s options as of March 31, 2021:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.041	17,000,000	3.52	17,000,000
$0.065	1,000,000	4.25	250,000
$0.240	208,160	5.97	208,160
$70.260	3,449	1.24	3,449
$420.000	565	0.12	565
Total	18,212,174	3.59	17,462,174

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

Office Leases

On June 30, 2020 the Company moved headquarters from Tulsa, Oklahoma to Ann Arbor, Michigan at which time the Company terminated the lease agreement in Tulsa. The Company continued to occupy the office space in Ann Arbor under the lease agreement that was executed on December 3, 2019. The Company signed a one-year lease in Ann Arbor, Michigan commencing January 1, 2020 with an annual rent obligation of $15,120 ($1,260 per month). The Company has renewed the Ann Arbor lease for 2021 under the same terms. Rent expense for the office operating leases was $3,780 and $8,262 for the three months ended March 31, 2021 and 2020, respectively.

Supply Agreement

During June 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase 500 grams of cyclohexasilane, Si6H12 (CHS) for $185,000. The supply agreement is valid until March 31, 2021, however, due to delays resulting from Covid-19, both companies agreed to extend the contract duration until all 500 grams of cyclohexasilane is delivered by Evonik. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement. Delivery is expected during the months of May and June of 2021, at which time the Company will owe the remaining $92,500.

Note 5 – Subsequent Events

Options Granted

On April 7, 2021, the Company granted options (“Options”) to purchase a total of 18,000,000 shares of the Company’s common stock, par value $0.0002 per share (the “Common Stock”) at an exercise price of $0.15 per share. The Options are exercisable for a period of five (5) years from the date of issuance. Of the 18,000,000 total Options granted, (i) Options to purchase 2,000,000 shares of Common Stock were granted to Victor Keen, the Company’s co-chairman; (ii) Options to purchase 2,000,000 shares of Common Stock were issued to Simon Calton, the Company’s co-chairman (iii) Options to purchase 1,000,000 shares of Common Stock were issued to Ron Dombrowski, a Director of the Company’s Board of Directors; (iv) Options to purchase 4,000,000 shares of Common Stock were issued to Michael Kraft, the Company’s Chief Executive Officer; (v) Options to purchase 2,000,000 shares of Common Stock were issued to Matthew Hoffman, the Company’s Chief Financial Officer; and (vi) Options to purchase an aggregate of 7,000,000 shares of Common Stock were issued to various employees and consultants of the Company.

Conversion of convertible debt

On April 29, 2021, DAF provided notice to convert $180,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 5,471,125 common shares.

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

The Pre-Funded Warrants have an exercise price of $0.0001 per share, subject to adjustment as set forth in the Pre-Funded Warrants for stock splits, stock dividends, recapitalizations and similar events.  The Pre-Funded Warrants were exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

In connection with the Purchase Agreement, the Company entered into the Registration Rights Agreement with the Investor. Pursuant to the Registration Rights Agreement, the Company was required to file the Registration Statement with the SEC to register for resale of the Shares, Warrant Shares and shares issuable upon exercise of the Pre-Funded Warrants, within 20 days of the Signing Date, and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement was not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement was reviewed by the SEC.

In support of the Purchase Agreement, the Company entered into an engagement with HCW to act as exclusive agent, advisor or underwriter in any offering of securities by the Company. Compensation to HCW includes 8.0% cash fee of gross proceeds and warrant coverage equal to 8% of the aggregate number of shares of common stock placed in each offering at an exercise price equal to 125% of the offering price per share available over a 5-year term. The Company also paid HCW (a) a management fee equal to 1.0% of the gross proceeds raised in each Offering; (b) $35,000 for non-accountable expenses (c) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. The initial term of the agreement was for one month.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020.

Revenue

We did not have revenue for the three-month periods ended March 31, 2021 and 2020.

Research and Development Expenses

The research and development expenses were $37,601 and $43,894 for the three months ended March 31, 2021 and March 31, 2020, respectively. These costs represent consulting, amortization of the patent cost, and intangible legal expenses.

General and Administrative Expenses

Our general and administrative expenses were $342,457 for the three months ended March 31, 2021, as compared to $265,846 for the three months ended March 31, 2020.

The approximate $77,000 expense increase includes an increase in selling and marketing consultants’ fees of approximately $37,000, an increase in finance and administration consultants’ fees of approximately $32,000, an approximate increase of $19,000 related to stock option expense and an approximate $13,000 aggregate increase related to tradeshow costs, market publications and SEC filing fees. These increases were offset by a reduction of approximately $24,000 for legal expenses incurred in March of 2020, specifically related to due diligence on a potential reverse merger.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $58,362 as compared to $220,439 for the three months ended March 31, 2020.  The approximately $162,000 net decrease was a result of the accounting change detailed in pronouncement ASU 2020-06, in which the Company will no longer separately present the embedded conversion feature of its convertible debt within stockholders’ equity and therefore not amortize those costs to interest expense. Also, the Company did recognize an additional approximately $19,000 of interest expense for the DAF promissory note during the three months ended March 31, 2020, but this increase was offset by an approximate decrease of $19,000 related to warrant and deferred costs.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. As a result of the securities purchase agreement and capital raise of $6,000,000 detailed in recent developments, management believes that the Company has sufficient capital commitments to fund the development of its planned products and to pay operating expenses for a period of more than one year following the issuance of these consolidated financial statements. In addition, the Company will continue to leverage stock-for-services whenever possible.

The operating budget consists of the following expenses:

●	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
●	Hiring and retaining executive officers for technology, operations and finance.
●	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.
●	Continued development and production of CHS

We had net cash of $5,227,664 at March 31, 2021.

We had positive working capital of $4,686,833 at March 31, 2021.

During the three months ended March 31, 2021, we used $19,215 of cash for operating activities, a net decrease of $305,417 or 94% compared to the three months ended March 31, 2020.

The net decrease in the use of cash for operating activities was a result of a decrease in the net loss of $91,886, a decrease in the amortization of debt discount of $181,356, an increase in stock option expense of $18,723, a decrease in prepaid expenses of $16,145, a decrease in prepaid expenses of $12,750, and an decrease in accounts payable and accrued liabilities of $405,185.

During the three months ended March 31, 2021 and 2019, there were no investing activities.

During the three months ended March 31, 2021, there was $5,224,670 of net cash provided by financing activities, an increase of $4,877,693 or 1,406% compared to the three months ended March 31, 2020. The increase was a result of $4,913,200 in net proceeds of private placement stock issued, offset by $29,099 in net proceeds of debt and warrants issued and $6,408 in payments on our insurance premium financing.

We expect to fund the ongoing operations through the existing cash on hand and financing in place.

Our ability to fund the operations of the Company is highly dependent on the underlying stock price of the Company.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

There has been no change in the significant accounting policies summarized in our Form 10-K for the year ended December 31, 2020, which was filed on March 12, 2021.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 29, 2021, DAF provided notice to convert $180,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 5,471,125 common shares.to DAF.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Option Agreement (1)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer.

32.2	Section 1350 Certifications of Chief Financial Officer.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Filed	herewith

(1)	Incorporated by reference to Current Report on Form 8-K as filed on April 13, 2021 (File No. 000-54697)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: May 13, 2021	/s/ Michael A. Kraft
	Name:	Michael A. Kraft
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer