Form 10-Q
period 2021-06-30
CORETEC GROUP INC.
filed 2021-08-11
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of August 11, 2021, the issuer had 252,285,750 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$4,816,728	$22,219
Prepaid expenses	110,195	179,963
Total current assets	4,926,923	202,182

Other assets:
Intangibles, net	1,030,918	1,059,026
Goodwill	166,000	166,000
Deposits-other	31,696	18,946
Total other assets	1,228,614	1,243,972
Total Assets	$6,155,537	$1,446,154

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$-	$46,580
Accounts payable and accrued expenses	319,921	396,019
Total current liabilities	319,921	442,599

Long term debt, net	1,228,991	266,598
Total Liabilities	1,548,912	709,197

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 251,385,754 and 213,751,145 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	50,276	42,750
Additional paid-in capital	14,995,892	8,033,313
Accumulated deficit	(10,439,612)	(7,339,175)
Total Stockholders' Equity	4,606,625	736,957
Total Liabilities and Stockholders' Equity	$6,155,537	$1,446,154

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	198,394	36,096	235,996	79,991
General and administrative	2,517,170	198,141	2,859,628	464,114
Interest	72,576	56,645	130,938	277,084
Total expenses	2,788,140	290,882	3,226,562	821,189

Other income	-	1,250	-	1,250

Net loss	$(2,788,140)	$(289,632)	$(3,226,562)	$(819,939)
Loss per share:
Basic and diluted	$(0.011)	$(0.001)	$(0.014)	$(0.004)

Weighted average shares outstanding, basic and diluted	247,060,586	202,710,642	235,063,138	198,166,791

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2020	345,000	$69	213,751,145	$42,750	$8,033,313	$(7,339,175)	$736,957
Cumulative change in accounting for beneficial conversion feature	-	-	-	-	(988,900)	126,125	(862,775)
Debt converted to common stock	-	-	1,519,757	304	49,696	-	50,000
Common stock issued for liabilities	-	-	1,716,447	343	69,921	-	70,264
Exchange of stock options for common stock	-	-	1,200,000	240	(240)	-	-
Private placement stock issuance	-	-	23,500,000	4,700	4,908,500	-	4,913,200
Warrants issued	-	-	-	-	62,785	-	62,785
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(438,422)	(438,422)
Balance March 31, 2021	345,000	$69	241,687,349	$48,337	12,153,798	$(7,651,472)	$4,550,732
Debt converted to common stock	-	-	5,471,125	1,094	178,906	-	180,000
Common stock issued for liabilities	-	-	3,327,280	665	322,645	-	323,310
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Options issued for compensation and services	-	-	-	-	2,340,723	-	2,340,723
Net loss for the period	-	-	-	-	-	(2,788,140)	(2,788,140)
Balance June 30, 2021	345,000	$69	251,385,754	$50,276	14,995,892	$(10,439,612)	$4,606,625

Balance December 31, 2019	345,000	$69	193,521,506	$38,704	$6,135,885	$(5,494,193)	$680,465
Debt converted to common stock	-	-	9,129,136	1,826	298,174	-	300,000
Beneficial conversion feature of note payable	-	-	-	-	310,303	-	310,303
Warrants issued	-	-	-	-	53,447	-	53,447
Net loss for the period	-	-	-	-	-	(530,307)	(530,307)
Balance March 31, 2020	345,000	$69	202,650,642	$40,530	6,797,809	$(6,024,500)	$813,908
Warrants issued	-	-	-	-	23,692	-	23,692
Beneficial converson feature of note payable	-	-	-	-	191,839	-	191,839
Exchange of stock options for common shares	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(289,632)	(289,632)
Balance June 30, 2020	345,000	$69	203,550,642	$40,710	7,013,160	$(6,314,132)	$739,807

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,

	2021	2020
Cash Flows from Operating Activities
Net loss	$(3,226,562)	$(819,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	126
Amortization - patents and other intangibles	40,115	40,115
Amortization - debt discount	57,752	241,776
Options issued for compensation and services	2,359,446	-
Change in:
Prepaid expenses	69,768	55,479
Deposits	(12,750)	-
Accounts payable and accrued liabilities	317,476	(137,632)

Net cash used in operating activities	(394,755)	(620,075)

Cash Flows from Investing Activities
Capitalized website costs	(12,007)	-

Cash Flows from Financing Activities
Payments on notes payable	(46,580)	(33,546)
Proceeds from debt and warrants issued	334,651	703,249
Proceeds from private placement stock issued	4,913,200	-

Net cash provided by financing activities	5,201,271	669,703

Net change in cash	4,794,509	49,628
Cash, beginning of period	22,219	58,149

Cash, end of period	$4,816,728	$107,777

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$33,753	$36,280
Non-Cash Financing Activities
Notes payable converted to common stock	$230,000	$300,000
Stock options exchanged for common stock	$420	$-
Common stock issued to satisfy liabilities	$393,574	$-
Recognition of beneficial conversion feature	$-	$502,142

See notes to consolidated financial statements

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s year-end audited consolidated financial statements and related footnotes included in the previously filed Form 10-K, and in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company. The consolidated results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

	June 30,
	2021	2020
Options	39,711,609	20,212,174
Warrants	142,604,000	1,440,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	42,249,240	27,355,623
Total potentially dilutive shares	224,679,849	49,122,797

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

Note 3 –Notes Payable

	June 30,	December 31,
	2021	2020
Notes payable:
3.8% Insurance premium finance agreement due June 2021	$-	$46,580

Long term debt:
10% Promissory note due January 2024	$1,390,000	$1,275,000
Less:
Beneficial conversion feature	-	(862,775)
Warrants issued	(123,539)	(106,167)
Debt issue costs	(37,470)	(39,460)
Total long term debt	$1,228,991	$266,598

3.8% Insurance premium finance agreement, due June 2021

The Company entered into an insurance financing agreement in August 2020 totaling $77,151. The monthly payments under the agreement are due in ten installments of $7,849. The Company made the first installment payment in September 2020 and the note has been fully paid as of June 30, 2021.

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due February 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of June 30, 2021, DAF has advanced $2,170,000 with the remaining $330,000 to be funded during 2021.  Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period.

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

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share are available to be issued to DAF. The warrants will be issued in amounts of 150,000 and 210,000 per month as the advance is received during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. As of June 30, 2021, 2,604,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. The allocated cost of the warrants amounted to $62,785 and $135,706 during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, and is being amortized over the life of the debt. $21,942 and $11,471was amortized during the six months ended June 30, 2021 and 2020, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $10,350 and $42,000 for six months ended June 30, 2021 and the year ended December 31, 2020 and are being amortized over the life of the debt. $7,272 and $3,840 was amortized during the six months ended June 30, 2021 and 2020, respectively.

On March 31, 2021, under the terms of the Credit Agreement, DAF converted $50,000 of the principle of the Promissory Note into 1,519,757 shares of common stock at $0.0329 per share. Related charges were made to interest expense for debt issue costs of $5,513 for the warrants and $1,346 for the deferred cost, through March 31, 2021.

On April 29, 2021, under the terms of the Credit Agreement, DAF converted $180,000 of the principle of the Promissory Note into 5,471,125 shares of common stock at $0.0329 per share. Related charges were made to interest expense for debt issue costs of $16,429 for the warrants and $3,772 for the deferred cost, through April 29, 2021.

Note 4 – Commitments and Contingencies

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of June 30, 2021 total 2,604,000. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The Company does not plan to pay cash dividends in the foreseeable future, and therefore, it used an expected dividend yield of zero. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The following table summarizes the Company’s warrant activity during the six months ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2020	2,190,000	$0.0520
Granted - prefunded	51,500,000	0.0001
Granted	88,914,000	0.0812
Outstanding, June 30, 2021	142,604,000	$0.0515	4.30	$10,156,953

Options

Stock options for employees, directors or consultants that vest immediately, are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are vested. Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

The estimated fair value of options for common stock granted is determined using the Black-Scholes option pricing model. The Company does not plan to pay cash dividends in the foreseeable future, and therefore, it used an expected dividend yield of zero. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for restricted common stock at an exchange rate of 0.6 shares per 1 option.  The common stock stock exchanged is subject to certain restrictions and exempt from registration under SEC Rule 144 (Rule 144 Common Stock). The modification of these options did not result in any additional compensation because there was no change in the fair value. During the six months ended June 30, 2021, 3,500,000 options have been exchanged for 2,100,000 shares that were issued under the executed exchange agreement.

The following table summarizes the Company’s option activity during the six-month period ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2020	20,212,174	$0.068
Expired	(565)	420.000
Exchanged for common stock	(3,500,000)	0.041
Granted	23,000,000	0.143
Outstanding, June 30, 2021	39,711,609	$0.108	4.13	$1,332,050

Exercisable, June 30, 2021	34,211,609	$0.071	4.00	$1,295,200

The Company had $650,103 in unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted-average period of approximately 0.5 years.

The following table summarizes the Company’s options as of June 30, 2021:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.041	15,500,000	3.10	15,500,000
$0.065	1,000,000	4.00	500,000
$0.121	5,000,000	4.97	-
$0.150	18,000,000	4.77	18,000,000
$0.240	208,160	5.72	208,160
$70.260	3,449	1.00	3,449
Total	39,711,609	4.13	34,211,609

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

Office Leases

On June 30, 2020 the Company moved headquarters from Tulsa, Oklahoma to Ann Arbor, Michigan at which time the Company terminated the lease agreement in Tulsa. The Company continued to occupy the office space in Ann Arbor under the lease agreement that was executed on December 3, 2019. The Company signed a one-year lease in Ann Arbor, Michigan commencing January 1, 2020 with an annual rent obligation of $15,120 ($1,260 per month). The Company has renewed the Ann Arbor lease for 2021 under the same terms. Rent expense for the office operating leases was $7,560 and $18,032 for the six months ended June 30, 2021 and 2020, respectively.

Supply Agreement

During June 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase 500 grams of cyclohexasilane, Si6H12 (CHS) for $185,000. The supply agreement is valid until March 31, 2021, however, due to delays resulting from Covid-19 and production delays, both companies agreed to extend the contract duration until all 500 grams of cyclohexasilane is delivered by Evonik. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement. Initial delivery of 50 grams occurred in June 2021 and upon remaining product delivery and invoicing, the Company will owe the remaining $92,500.

Note 5 – Subsequent Events

In August 2021, an option holder exchange 1,500,000 options for 900,000 shares of restricted common stock. This transaction was pursuant to the June 8, 2020 consent by the Board of Directors for a share exchange agreement (see Note 4).

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

The Group was incorporated on August 11, 1995, under the laws of the State of Oklahoma as First Keating Corporation. The articles of incorporation were amended August 1, 2003 to change the name to 3DIcon Corporation. During 2001, First Keating Corporation began to focus on the development of 360-degree holographic technology. On July 15, 2005, the Group entered into a Sponsored Research Agreement (“SRA”) with the University of Oklahoma (the “University” or “OU”), which expired on January 14, 2007, under which they conducted a research project entitled "Investigation of 3-Dimensional Display Technologies”. On February 23, 2007, they entered into an SRA with the University, which expired on March 31, 2010, under which they conducted a research project entitled "3-Dimensional Display Development". The development to date has resulted in multiple new technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents; five of the eight provisional patents have been combined and converted to five utility patents. These patents describe the foundation of what is called CSpace® technology (“CSpace”). Under the SRA, the Group has obtained the exclusive worldwide marketing rights to these 3D display technologies.

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

Private Placement

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

Options Granted

On April 7, 2021, the Company granted options (“Options”) to purchase a total of 18,000,000 shares of the Company’s common stock, par value $0.0002 per share (the “Common Stock”) at an exercise price of $0.15 per share. The Options are exercisable for a period of five (5) years from the date of issuance. Of the 18,000,000 total Options granted, (i) Options to purchase 2,000,000 shares of Common Stock were granted to Victor Keen, the Company’s co-chairman; (ii) Options to purchase 2,000,000 shares of Common Stock were issued to Simon Calton, the Company’s co-chairman (iii) Options to purchase 1,000,000 shares of Common Stock were issued to Ron Dombrowski, a Director of the Company’s Board of Directors; (iv) Options to purchase 4,000,000 shares of Common Stock were issued to Michael Kraft, the Company’s Chief Executive Officer; (v) Options to purchase 2,000,000 shares of Common Stock were issued to Matthew Hoffman, the Company’s Chief Financial Officer; and (vi) Options to purchase an aggregate of 7,000,000 shares of Common Stock were issued to various employees and consultants of the Company. Specific individuals and positions held are relative to the time of the grant awards.

Conversion of convertible debt

On March 31, 2021, DAF provided notice to convert $50,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 1,519,757 common shares.

On April 29, 2021, DAF provided notice to convert $180,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 5,471,125 common shares.

CEO and Board of Directors Appointment

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options vest on a monthly basis over the term of the CEO agreement.

In addition, Kappers was also appointed to the Board of Directors.

As a result of Mr. Kappers’ appointment, Michael Kraft was transitioned to President and will continue to focus on commercialization of CHS and expanding the IP portfolio.

CFO contract renewal

On June 23, 2021, the Company renewed the CFO and Corporate Secretary contract with Matthew L. Hoffman under similar terms of the intial contract. The new agreement expires on May 31, 2022.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020.

Revenue

We did not have revenue for the three-month periods ended June 30, 2021 and 2020.

Research and Development Expenses

The research and development expenses were $198,394 and $36,096 for the three months ended June 30, 2021 and June 30, 2020, respectively. These costs represent consulting ($129,000 of stock option expense), amortization of the patent cost, and intangible legal expenses.

General and Administrative Expenses

Our general and administrative expenses were $2,517,170 for the three months ended June 30, 2021, as compared to $198,141 for the three months ended June 30, 2020.

The approximate $2,319,000 expense increase includes an increase in approximately $2,200,000 of stock option expenses, increase in selling and marketing consultants’ fees of approximately $53,000, an increase in finance and administration consultants’ fees of approximately $7,000, an approximate increase of $54,000 related to selling and marketing expenses. These increases were offset by a net reduction of approximately $7,000 related to various administrative expenses.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $72,576 as compared to $56,645 for the three months ended June 30, 2020. The approximately $16,000 net increase was a result of the accounting change detailed in pronouncement ASU 2020-06, in which the Company will no longer separately present the embedded conversion feature of its convertible debt within stockholders’ equity and therefore not amortize those costs to interest expense. This accounting change resulted in a reduction of approximately $32,000. This reduction was offset by an increase of approximately $48,000 for interest expense related to the DAF promissory note and related warrant and deferred costs during the three months ended June 30, 2020.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020.

Revenue

We did not have revenue for the six-month periods ended June 30, 2021 and 2020.

Research and Development Expenses

The research and development expenses were $235,996 and $79,991 for the six months ended June 30, 2021 and June 30, 2020, respectively. These costs represent consulting ($129,000 of stock option expense), amortization of the patent cost, and intangible legal expenses.

General and Administrative Expenses

Our general and administrative expenses were $2,859,628 for the six months ended June 30, 2021, as compared to $464,114 for the six months ended June 30, 2020.

The approximate $2,396,000 expense increase includes an increase in approximately $2,230,000 of stock option expenses, increase in selling and marketing consultants’ fees of approximately $89,000, an increase in finance and administration consultants’ fees of approximately $39,000, an approximate increase of $67,000 related to selling and marketing expenses and an approximate $14,000 aggregate increase related to insurance, outside services and SEC filing fees. These increases were offset by a reduction of approximately $24,000 for legal expenses incurred in March of 2020, specifically related to due diligence on a potential reverse merger and $19,000 reduction in payroll expenses.

Interest Expense

Interest expense for the six months ended June 30, 2021 was $130,938 as compared to $277,084 for the six months ended June 30, 2020.  The approximately $146,000 net decrease was a result of the accounting change detailed in pronouncement ASU 2020-06, in which the Company will no longer separately present the embedded conversion feature of its convertible debt within stockholders’ equity and therefore not amortize those costs to interest expense. This accounting change resulted in a reduction of approximately $193,000. This reduction was offset by an increase of approximately $47,000 for interest expense related to the DAF promissory note and related warrant and deferred costs during the six months ended June 30, 2020.

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

We had net cash of $4,816,728 at June 30, 2021.

We had positive working capital of $4,607,002 at June 30, 2021.

During the six months ended June 30, 2021, we used $394,754 of cash for operating activities, a net decrease of $225,321 or 36% compared to the six months ended June 30, 2020. The net decrease in the use of cash for operating activities was a net result of an increase in the net loss of $2,406,623, offset by an increase in stock option expense of $2,359,446, a decrease in the amortization of debt discount of $184,024, a increase in prepaid expenses of $14,289, a decrease in prepaid expenses of $12,750, and an decrease in accounts payable and accrued liabilities of $455,109.

During the six months ended June 30, 2021, we used $12,007 for website development costs compared with $0 used for investing activities during the six months ended June 30, 2020.

During the six months ended June 30, 2021, there was $5,201,270 of net cash provided by financing activities, an increase of $4,531,567 or 677% compared to the six months ended June 30, 2020. The increase was a result of $4,913,200 in net proceeds of private placement stock issued, offset by $368,599 in less net proceeds of debt and warrants issued and $13,034 in more payments on our insurance premium financing.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2021, DAF provided notice to convert $50,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 1,519,757 common shares to DAF.

On April 29, 2021, DAF provided notice to convert $180,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 5,471,125 common shares to DAF.

The sales of the above-described securities were deemed to be exempt from registration under the Securities Act because they were made in reliance upon the exemption from registration provided under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Option Agreement (1)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer.

32.2	Section 1350 Certifications of Chief Financial Officer.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed	herewith

(1)	Incorporated by reference to Current Report on Form 8-K as filed on April 13, 2021 (File No. 000-54697)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: August 11, 2021	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer