Form 10-Q
period 2021-09-30
CORETEC GROUP INC.
filed 2021-11-03
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

COMMISSION FILE NUMBER 000-54697

THE CORETEC GROUP INC.

(Exact Name of small business issuer as specified in its charter)

Oklahoma	73-1479206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 S. Wagner, Ann Arbor, MI 48103

(Address of principal executive offices) (Zip Code)

(866) 916-0833
(Registrant’s telephone number, including area code)

333 Jackson Plaza, Suite 1200, Ann Arbor, MI 48103
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of November 3, 2021, the issuer had 253,363,500 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$4,357,144	$22,219
Prepaid expenses	127,600	179,963
Total current assets	4,484,744	202,182

Other assets:
Intangibles, net	1,010,261	1,059,026
Goodwill	166,000	166,000
Deposits-other	7,196	18,946
Total other assets	1,183,457	1,243,972
Total Assets	$5,668,201	$1,446,154

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$-	$46,580
Accounts payable and accrued expenses	311,224	396,019
Current portion of long term debt	407,930	-
Total current liabilities	719,154	442,599

Long term debt, net	793,104	266,598
Total Liabilities	1,512,258	709,197

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 252,285,754 and 213,751,145 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	50,456	42,750
Additional paid-in capital	17,216,935	8,033,313
Accumulated deficit	(13,111,517)	(7,339,175)
Total Stockholders' Equity	4,155,943	736,957
Total Liabilities and Stockholders' Equity	$5,668,201	$1,446,154

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	192,255	37,197	428,251	117,187
General and administrative	2,480,697	316,376	5,340,325	780,491
Interest	44,077	80,531	175,015	357,615
Total expenses	2,717,029	434,104	5,943,591	1,255,293

Other income	45,124	-	45,124	1,250

Net loss	$(2,671,905)	$(434,104)	$(5,898,467)	$(1,254,043)
Loss per share:
Basic and diluted	$(0.011)	$(0.002)	$(0.024)	$(0.006)

Weighted average shares outstanding, basic and diluted	251,965,750	203,710,642	240,775,933	200,016,816

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2020	345,000	$69	213,751,145	$42,750	$8,033,313	$(7,339,175)	$736,957
Cumulative change in accounting for beneficial conversion feature	-	-	-	-	(988,900)	126,125	(862,775)
Debt converted to common stock	-	-	1,519,757	304	49,696	-	50,000
Common stock issued for liabilities	-	-	1,716,447	343	69,921	-	70,264
Exchange of stock options for common stock	-	-	1,200,000	240	(240)	-	-
Private placement stock issuance	-	-	23,500,000	4,700	4,908,500	-	4,913,200
Warrants issued	-	-	-	-	62,785	-	62,785
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(438,422)	(438,422)
Balance March 31, 2021	345,000	$69	241,687,349	$48,337	12,153,798	$(7,651,472)	$4,550,732
Debt converted to common stock	-	-	5,471,125	1,094	178,906	-	180,000
Common stock issued for liabilities	-	-	3,327,280	665	322,645	-	323,310
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Options issued for compensation and services	-	-	-	-	2,340,723	-	2,340,723
Net loss for the period	-	-	-	-	-	(2,788,140)	(2,788,140)
Balance June 30, 2021	345,000	$69	251,385,754	$50,276	14,995,892	$(10,439,612)	$4,606,625
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Options issued for compensation and services	-	-	-	-	2,221,223	-	2,221,223
Net loss for the period	-	-	-	-	-	(2,671,905)	(2,671,905)
Balance September 30, 2021	345,000	$69	252,285,754	$50,456	17,216,935	$(13,111,517)	$4,155,943

Balance December 31, 2019	345,000	$69	193,521,506	$38,704	$6,135,885	$(5,494,193)	$680,465
Debt converted to common stock	-	-	9,129,136	1,826	298,174	-	300,000
Beneficial conversion feature of note payable	-	-	-	-	310,303	-	310,303
Warrants issued	-	-	-	-	53,447	-	53,447
Net loss for the period	-	-	-	-	-	(530,307)	(530,307)
Balance March 31, 2020	345,000	$69	202,650,642	$40,530	6,797,809	$(6,024,500)	$813,908
Warrants issued	-	-	-	-	23,692	-	23,692
Beneficial converson feature of note payable	-	-	-	-	191,839	-	191,839
Exchange of stock options for common shares	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(289,632)	(289,632)
Balance June 30, 2020	345,000	$69	203,550,642	$40,710	7,013,160	$(6,314,132)	$739,807
Warrants issued	-	-	-	-	31,454	-	31,454
Beneficial converson feature of note payable	-	-	-	-	235,296	-	235,296
Options issued for compensation and services	-	-	-	-	73,773	-	73,773
Exchange of stock options for common shares	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(434,104)	(434,104)
Balance September 30, 2020	345,000	$69	204,450,642	$40,890	$7,353,503	$(6,748,236)	$646,226

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(5,898,467)	$(1,254,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	126
Amortization - patents and other intangibles	60,772	60,172
Amortization - debt discount	73,720	296,738
Options issued for services	4,580,669	73,773
Change in:
Prepaid expenses	52,363	(89,579)
Deposits	11,750	2,315
Accounts payable and accrued expenses	308,779	(124,161)

Net cash used in operating activities	(810,414)	(1,034,659)

Cash Flows from Investing Activities
Capitalized website costs	(12,007)	-

Cash Flows from Financing Activities
Payments on notes payable and long term debt	(90,505)	(46,986)
Proceeds from debt and warrants issued	334,651	1,047,151
Proceeds from private placement stock issued	4,913,200	-

Net cash provided by financing activities	5,157,346	1,000,165

Net change in cash	4,334,925	(34,494)
Cash, beginning of period	22,219	58,149

Cash, end of period	$4,357,144	$23,655

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$92,434	$50,271
Non-Cash Financing Activities
Notes payable converted to common stock	$230,000	$300,000
Stock options exchanged for common stock	$600	$360
Common stock issued to satisfy liabilities	$393,574	$-
Recognition of beneficial conversion feature	$-	$737,437

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

Coretec Industries, LLC (“Coretec”), a wholly owned subsidiary of the Group (collectively the “Company”), was organized on September 2, 2015 in the state of North Dakota. Coretec is currently developing, testing, and providing new and/or improved technologies, products, and service solutions for energy-related industries including, but not limited to oil/gas, renewable energy, and distributed energy industries. Many of these technologies and products also have application for medical, electronic, photonic, display, and lighting markets among others. Early adoption of these technologies and products is anticipated in markets for energy storage (Li-ion batteries), renewable energy (BIPV), and electronics (Asset Monitoring).

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s year-end audited consolidated financial statements and related footnotes included in the previously filed Form 10-K, and in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company. The consolidated results of operations for interim periods may not be indicative of the results, which may be realized for the full year.

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

Notes payable and long term debt – The fair value of the Company’s notes payable and long term debt has been estimated by the Company based upon the liability’s characteristics, including interest rates, embedded instruments and conversion discounts. The carrying value approximates fair value.

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

	September 30,
	2021	2020
Options	53,711,609	20,212,174
Warrants	142,604,000	1,770,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	40,914,134	35,755,783
Total potentially dilutive shares	237,344,743	57,852,957

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 5.

Recent Accounting Pronouncements

The following is a summary of accounting pronouncement recently adopted by the Company:

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

The following is a summary of recent accounting pronouncements not yet adopted that are relevant to the Company:

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

Note 3 –Notes Payable

	September 30,	December 31,
	2021	2020
Notes payable:
3.8% Insurance premium finance agreement due June 2021	$-	$46,580

Long term debt:
10% Promissory note due January 2024	$1,346,075	$1,275,000
Less:
Beneficial conversion feature	$-	(862,775)
Warrants issued	$(111,112)	(106,167)
Debt issue costs	$(33,929)	(39,460)
Total long term debt	$1,201,034	$266,598

3.8% Insurance premium finance agreement, due June 2021

The Company entered into an insurance financing agreement in August 2020 totaling $77,151. The monthly payments under the agreement are due in ten installments of $7,849. The Company fully paid off the note in the planned installments with the last payment in June 2021.

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due February 15, 2024 and has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of September 30, 2021, DAF has advanced $2,170,000 with the remaining $330,000 to be funded during 2021.  Interest is accrued monthly and paid in advance for the first 12 months and thereafter principal and interest payments shall be paid monthly in equal amounts, amortized over a 36-month period.

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

Under the terms of the DAF Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share are available to be issued to DAF. The warrants will be issued in amounts of 150,000 and 210,000 per month as the advance is received during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. As of September 30, 2021, 2,604,000 warrants have been granted under the terms of the DAF Credit Agreement. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. The allocated cost of the warrants amounted to $62,785 and $135,706 during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively, and is being amortized over the life of the debt. $35,358 and $19,398 was amortized during the nine months ended September 30, 2021 and 2020, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $10,350 and $42,000 for nine months ended September 30, 2021 and the year ended December 31, 2020 and are being amortized over the life of the debt. $11,978 and $6,080 was amortized during the nine months ended September 30, 2021 and 2020, respectively.

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

Note 4 – Commitments and Contingencies

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of September 30, 2021 total 2,604,000. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The Company does not plan to pay cash dividends in the foreseeable future, and therefore, it used an expected dividend yield of zero. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2020	2,190,000	$0.0520
Granted - prefunded	51,500,000	0.0001
Granted	88,914,000	0.0812
Outstanding, September 30, 2021	142,604,000	$0.0515	4.30	$7,632,862

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

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for restricted common stock at an exchange rate of 0.6 shares per 1 option.  The common stock exchanged is subject to certain restrictions and exempt from registration under SEC Rule 144 (Rule 144 Common Stock). The modification of these options did not result in any additional compensation because there was no change in the fair value. During the nine months ended September 30, 2021, 5,000,000 options have been exchanged for 3,000,000 shares that were issued under the executed exchange agreement.

On September 30, 2021, the Board of Directors of the Company consented to cancelling and reissuance of 23,000,000 options, previously issued during the year 2021, in an effort to incentivize management, employees, and consultants of the Company. The options issued on September 30, 2021 have an exercise price of the $0.105.

The following table summarizes the Company’s option activity during the nine-month period ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2020	20,212,174	$0.068
Expired	(565)	420.000
Exchanged for common stock	(5,000,000)	0.041
Granted	38,500,000	0.105
Outstanding, September 30, 2021	53,711,609	$0.093	4.42	$936,000

Exercisable, September 30, 2021	53,211,609	$0.093	4.43	$916,000

The Company had $56,173 in unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted-average period of approximately 0.75 years.

The following table summarizes the Company’s options as of September 30, 2021:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.041	14,000,000	2.85	14,000,000
$0.065	1,000,000	3.75	500,000
$0.105	38,500,000	5.00	38,500,000
$0.240	208,160	5.47	208,160
$70.260	3,449	0.75	3,449
Total	53,711,609	4.42	53,211,609

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

Office Leases

On September 30, 2020, the Company moved headquarters from Tulsa, Oklahoma to Ann Arbor, Michigan at which time the Company terminated the lease agreement in Tulsa. The Company continued to occupy the office space in Ann Arbor under the lease agreement that was executed on December 3, 2019. The Company signed a one-year lease in Ann Arbor, Michigan commencing January 1, 2020, with an annual rent obligation of $15,120 ($1,260 per month). The Company renewed the Ann Arbor lease for 2021 under the same terms. Rent expense for the office operating leases was $11,340 and $22,134 for the nine months ended September 30, 2021 and 2020, respectively. On September 30, 2021, the Company received $45,000 to vacate the leased space and assign the lease to a third party, which is recorded as other income in the condensed consolidated statements of operations. The Company is currently leasing office space in Ann Arbor on a month-to-month basis at a rate of $800 per month.

Supply Agreement

During September 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase 500 grams of cyclohexasilane, Si6H12 (CHS) for $185,000. The supply agreement is valid until March 31, 2021, however, due to delays resulting from Covid-19 and production delays, both companies agreed to extend the contract duration until all 500 grams of cyclohexasilane is delivered by Evonik. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement. Evonik has produced and delivered 150 grams of CHS as of September 30, 2021 and upon remaining product delivery and invoicing, the Company will owe the remaining $92,500.

Note 5 – Subsequent Events

On October 26, 2021, the Company announced the promotions of Dr. Michelle Tokarz to Vice President of Partnerships & Innovation and Dr. Ramez Elgammal to Chief Technology Officer.

On October 27, 2021, DAF provided notice to convert $35,458 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 1,077,746 common shares.

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

Plan of Operation

Background:

On September 22, 2017, the Group filed an Amended Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Oklahoma, to (i) change its name from “3DIcon Corporation” to “The Coretec Group Inc.” and to (ii) effect a 1-for-300 reverse stock split. The Name Change and Reverse Split became effective with the State of Oklahoma on September 28, 2017 and with FINRA on September 29, 2017.

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

Coretec’s Technology. Coretec’s underlying technology is based on the production of a high value liquid silicon precursor, cyclohexasilane (“CHS”). A key advantage of CHS is that it remains in liquid form at room temperature and does not convert to a gas until heated above 450°F. CHS is a superior silicon precursor in many ways compared to materials commonly used for manufacturing silicon-based semiconductors and solar cells (monosilane or trichlorosilane) that have much lower boiling points which leads to higher cost handling and shipping. There are several technical advantages of using CHS versus common silicon precursors and one is that the production rate of the silicon-forming step can be increased by a factor of six, and relative to process temperature up to 10X or more, which leads to significant cost savings. We anticipate that CHS will first be used as an alternative to monosilane or trichlorosilane when adding silicon to lithium-ion batteries or when used in manufacturing silicon-based semiconductors.

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

Options Granted and Canceled / Reissued

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

On September 30, 2021, the Board of Directors of the Company authorized the cancellation and reissuance of the following Options previously granted to various members of management: (i) 6,000,000 Options of Matthew Kappers, (ii) 2,000,000 Options of Matthew L. Hoffman, (iii) 2,000,000 Options of Victor F. Keen, (iv) 2,000,000 Options of Simon Calton, (v) 1,000,000 Options of Ron Dombrowski, and (vi) 4,000,000 Options of Michael Kraft. In addition, the Board of Directors of the Company authorized the cancellation and reissuance of an aggregate of 6,000,000 Options previously granted to employees and consultants of the Company. The options issued on September 30, 2021 have an exercise price of the $0.105.

On September 30, 2021, the Company granted five-year Options to members of the Company’s management, employees and consultants, as incentive compensation. The Company granted the following Options: (i) 2,000,000 Options to Matthew Kappers, (ii) 1,000,000 Options to Matthew L. Hoffman, (iii) 3,000,000 Options to Victor F. Keen, (iv) 3,000,000 Options to Simon Calton, (v) 2,000,000 Options to Ron Dombrowski, (vi) 2,000,000 Options to Doug Freitag, (vii) and an aggregate of 2,500,000 Options to employees and consultants of the Company. The options issued on September 30, 2021 have an exercise price of the $0.105.

Conversion of convertible debt

On March 31, 2021, DAF provided notice to convert $50,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 1,519,757 common shares.

On April 29, 2021, DAF provided notice to convert $180,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 5,471,125 common shares.

CEO and Board of Directors Appointment

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options were fully vested pursuant to the Board of Directors consent, effective September 30, 2021.

In addition, Kappers was also appointed to the Board of Directors.

As a result of Mr. Kappers’ appointment, Michael Kraft transitioned to President and will continue to focus on commercialization of CHS and expanding the IP portfolio.

CFO contract renewal

On June 23, 2021, the Company renewed the CFO and Corporate Secretary contract with Matthew L. Hoffman under similar terms of the initial contract. The new agreement expires on May 31, 2022.

Adoption of The Coretec Group, Inc. 2021 Equity Incentive Plan

On September 30, 2021, the Board of Directors of The Coretec Group, Inc. (the “Company”) approved The Coretec Group, Inc. 2021 Equity Incentive Plan (the “Plan”), which covers the potential issuance of 62,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Cash Awards.

Director Appointment

On September 30, 2021, the Board of Directors of the Company appointed Douglas Freitag to serve on the Company’s Board of Directors. Mr. Freitag, age 66, brings a wealth of experience to his new role as a member of the Board of Directors. Since 1993, Mr. Freitag has supported organizations as the founder and owner of Bayside Materials Technology, including but not limited to Dow Corning, SCHOTT Government Services, LLC, Aduro Biotech, Cerus, DNA Electronics, General Electric, Triton Systems, UDRI, Avery Dennison, DuPont, Ancon Technologies, Honeywell, and Lockheed Martin. Mr. Freitag supported these organizations in the research, development and transition of new technologies and federal business development. Mr. Freitag also previously served as a Director and Vice President of Technology for the Company until his resignation on August 20, 2017, and has continued to serve as a consultant to the Company.

In connection with Mr. Freitag’s appointment, the Company granted Mr. Freitag, under the Plan, five-year non-qualified options (“Options”) to purchase 2,000,000 shares of the Company’s common stock at a price per share equal to $0.105.

No arrangement or understanding exists between Mr. Freitag and any other persons pursuant to which he was appointed to the Company’s Board of Directors. Mr. Freitag has not engaged in any transaction, since January 1, 2020, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020.

Revenue

We did not have revenue for the three-month periods ended September 30, 2021 and 2020.

Research and Development Expenses

The research and development expenses were $192,255 and $37,197 for the three months ended September 30, 2021 and 2020, respectively. The costs include $105,000 of stock options to consultants, approximately $37,000 of research material, and approximately $50,000 of amortization of the patent cost and intangible legal expense for the three months ended September 30, 2021.

General and Administrative Expenses

Our general and administrative expenses were $2,480,697 for the three months ended September 30, 2021, as compared to $316,376 for the three months ended September 30, 2020.

The approximate $2,164,000 expense increase includes an increase in approximately $2,042,000 of stock option expenses, increase in selling and marketing consultants’ fees of approximately $71,000, an increase in finance and administration consultants’ fees of approximately $23,000, an approximate increase of $32,000 related to selling and marketing expenses. These increases were offset by a net reduction of approximately $4,000 related to various administrative expenses.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $44,077 as compared to $80,531 for the three months ended September 30, 2020. The approximately $36,000 net decrease was a result of the accounting change detailed in pronouncement ASU 2020-06, in which the Company will no longer separately present the embedded conversion feature of its convertible debt within stockholders’ equity and therefore not amortize those costs to interest expense. This accounting change resulted in a reduction of approximately $45,000. This reduction was offset by an increase of approximately $9,000 for interest expense related to the DAF promissory note and related warrant and deferred costs during the three months ended September 30, 2021.

Other Income

Other income for the three months ended September 30, 2021 was $45,124 as compared to $0 for the three months ended September 30, 2020. The company received a lump sum payment of $45,000 from a third party to vacate and assign the office lease.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020.

Revenue

We did not have revenue for the nine-month periods ended September 30, 2021 and 2020.

Research and Development Expenses

The research and development expenses were $428,250 and $117,187 for the nine months ended September 30, 2021 and September 30, 2020, respectively. These costs include $234,000 of stock options to consultants, approximately $56,000 of research material, and approximately $138,000 of amortization of the patent cost and intangible legal expenses for the nine months ended September 30, 2021.

General and Administrative Expenses

Our general and administrative expenses were $5,340,325 for the nine months ended September 30, 2021, as compared to $780,491 for the nine months ended September 30, 2020.

The approximate $4,560,000 expense increase includes an increase in approximately $4,273,000 of stock option expenses, increase in selling and marketing consultants’ fees of approximately $160,000, an increase in finance and administration consultants’ fees of approximately $62,000, and an approximate increase of $97,000 related to other selling and marketing expenses. These increases were offset by a reduction of approximately $32,000 of legal fees related to due diligence matters incurred in the nine months ending September 30, 2020.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was $175,015 as compared to $357,615 for the nine months ended September 30, 2020.  The approximately $183,000 net decrease was a result of the accounting change detailed in pronouncement ASU 2020-06, in which the Company will no longer separately present the embedded conversion feature of its convertible debt within stockholders’ equity and therefore not amortize those costs to interest expense. This accounting change resulted in a reduction of approximately $238,000. This reduction was offset by an increase of approximately $55,000 for interest expense related to the DAF promissory note and related warrant and deferred costs during the nine months ended September 30, 2020.

Other Income

Other income for the nine months ended September 30, 2021 was $45,124 as compared to $1,250 for the nine months ended September 30, 2020. The company received a lump sum payment of $45,000 from a third party to vacate and assign the office lease.

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

We had net cash of $4,357,144 at September 30, 2021.

We had positive working capital of $3,765,590 at September 30, 2021.

During the nine months ended September 30, 2021, we used $810,414 of cash for operating activities, a net decrease of $224,245 or 22% compared to the nine months ended September 30, 2020. The net decrease in the use of cash for operating activities was a net result of an increase in the net loss of $4,644,424 offset by an increase in stock option expense of $4,506,896, a decrease in the amortization of debt discount of $223,018, an increase in prepaid expenses of $141,942, an increase in deposits of $9,435, and an increase in accounts payable and accrued expenses of $432,940.

During the nine months ended September 30, 2021, we used $12,007 for website development costs compared with $0 used for investing activities during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, there was $5,157,346 of net cash provided by financing activities, an increase of $4,157,181 or 416% compared to the nine months ended September 30, 2020. The increase was a result of $4,913,200 in net proceeds of private placement stock issued, offset by $712,501 in less net proceeds of debt and warrants issued and $43,519 in payments on note payable and long term debt.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 27, 2021, DAF provided notice to convert $35,458 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 1,077,746 common shares.

The sales of the above-described securities were deemed to be exempt from registration under the Securities Act because they were made in reliance upon the exemption from registration provided under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of Chief Executive Officer.

32.2*	Section 1350 Certifications of Chief Financial Officer.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: November 3, 2021	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer