Form 10-K
period 2021-12-31
CORETEC GROUP INC.
filed 2022-03-21
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-54697

THE CORETEC GROUP INC.

(Name of small business issuer in its charter)

Oklahoma	73-1479206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 S. Wagner Rd., Ann Arbor, MI 48103

(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (866) 916-0833

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2021 was $16,353,092.

As of March 21, 2022, the issuer had 255,615,791 outstanding shares of Common Stock.

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

On September 30, 2016, Coretec Industries LLC became a wholly owned subsidiary of the Group, and the Group issued an aggregate 15,870 shares of the Group’s Series B Convertible Preferred Stock; those shares were subsequently converted into 30,374,363 shares of common stock.

Overview of the Company.

Coretec’s Technology. The Coretec Group owns intellectual property and patents related to the production and application of engineered silicon to enable new technologies and to improve the lifespan and performance of a variety of materials in a range of industries. The Company is exploring opportunities to use its silicon discoveries and developments to improve the performance of lithium-ion batteries, solid-state LED lights and semiconductors, among other technologies. It is also exploring ways to use its silicon intellectual property to develop optical plastics to advance development of its CSpace 3D imaging chamber.

Cyclohexasilane (CHS). Coretec’s underlying technology is focused on the production of a high-value liquid silicon precursor, cyclohexasilane (“CHS”). A key advantage of CHS is that it remains in liquid form at room temperature and does not convert to a gas until heated above 450°F. CHS is superior to other silicon precursor in many ways compared to materials commonly used for manufacturing silicon-based semiconductors and solar cells (monosilane or trichlorosilane), which have much lower boiling points that require more prescriptive handling that results in higher shipping and handling costs. Using CHS offers several potential technical advantages of using CHS versus common silicon precursors. The Company anticipates that CHS will first be used as an alternative to monosilane or trichlorosilane when adding silicon to lithium ion batteries or when used in manufacturing silicon-based semiconductors.

The Company also envisions long-term potential in several emerging markets where there are opportunities to convert CHS into nanoparticles and nanowires, for such purposes as:

●	Energy storage
●	Solid –state LED lighting
●	Printable electronics
●	Building-integrated photovoltaic (BIPV) solar energy

Enhancement of CSpace. The Company’s CSpace segment is developing technologies to produce 360-degree volumetric, high-resolution images in a 3D image chamber. The Company is applying its technical expertise and intellectual property in silicon-based materials to advance commercialization prospects for its CSpace technology.

A key challenge in the evolution of CSpace® is the development of the material used for the image chamber. The Company has explored a variety of glass alternatives. While progress has been made, it has been concluded that limitations remain, primarily in the weight and cost of a glass medium.

A key virtue of having our IP portfolio of silicon-based materials is that we use all of the manufacturing infrastructure and knowledge that is available for optical plastics for the CSpace® image chamber. The benefit to CSpace® is that silicon-based optical plastics can be molded into a broad range of shapes and may enable the development of a much lighter-weight and more affordable image chamber than previous versions.

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

Cyclohexasilane Business

The Company’s business model is to identify and commercialize disruptive technologies in silicon serving advanced technology markets. Sources of disruptive technology are licensed technology created by major universities, institutes, national laboratories and other research centers. Where technology does not already exist, the Company intends to sponsor and jointly develop research with its customers.

Coretec is developing, testing, and providing new and/or improved technologies and resulting product solutions for energy-related industries including, but not limited to energy storage, renewable energy, energy conservation, and distributed energy industries. Many of these technologies and resulting product solutions can also be applied to the broader markets of anti-counterfeit packaging, medical devices, electronics, photonics, and displays. The initial technologies and product solutions are based on new innovations in:

●	Cyclohexasilane (Si6H12)
●	Silicon quantum dots (Si QDs)
●	“Stacked” polysilane ((R2Si)n)
●	Doped alloy variants of the various silicon innovations
●	Future, high-refractive-index siloxane polymers (HRISP)

Early adoption of these technologies and resulting product solutions is anticipated in markets for energy storage (lithium-ion batteries), solid-state lighting (LEDs), solar energy and printable electronics.

Coretec’s management leverages years of expertise and experience in equipment and services for the energy storage industry, procuring and managing investments and financial services, and in R&D and commercialization of material and chemical technologies.

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

Additionally, where needs exist, but new technologies and resulting products are not currently available, the Company aims to conduct research-and-development (“R&D”) activities through sponsored projects performed at major universities, institutes, national laboratories and other research centers. Coretec will leverage existing, world-class expertise, experience, and laboratory facilities in these non-profit entities for R&D, testing, and proof-of-concept studies up to and including studies at the device level that may be required to create commercialization opportunities.

Following these proof-of-concept studies, commercialization opportunities (e.g., manufacturing, marketing, sales) created for its technologies and IP will include, but are not limited to:

●

Joint ventures or other business collaborations with Coretec’s joint development partners who can manufacture, market and sell new or improved products (based upon Coretec’s technologies and IP) into existing or new supply chains

●	Manufacturing, marketing and selling its own products

●	Creating exit strategies such as:

o	The sale of one or more technologies and related IP to the private sector

o	The licensing of and/or sublicensing of one or more technologies and related IP to the private sector

o	Other business transactions, such as mergers, acquisitions and spinoffs

CHS Research & Development

Coretec’s priorities for R&D and commercialization are customer- and market-driven and guided by the needs and specifications of the energy-related industries served. Identified customer- and market-driven opportunities include:

●	Novel silicon-based materials that facilitate “greener” more eco-friendly energy production, including:

o	Lower-cost, longer-life, higher-capacity battery energy storage systems, such as lithium-ion batteries (LiBs), for use in transportation and distributed power-generation systems

o	More aesthetically appealing, lower cost building-integrated photovoltaics (BIPV)

o	Flexible and/or printable electronics for use in monitoring the condition of distributed or remote assets, e.g., wind power and embedded, wireless sensors to detect corrosion and other changes in pipelines.

●

Novel silicon-based materials that facilitate “greener” more energy efficient products, such as the encapsulation of high-brightness LEDs to improve light extraction, and solar cells to improve full-spectrum light collection

●	Novel silicon-based materials that facilitate more efficient and eco-friendly exploration and monitoring of distributed energy industries, including imaging materials for visualizing oil and gas exploration and distribution data using volumetric 3D displays

●	Novel silicon-based materials that prevent illegal imitation or reproduction of a product or service used within energy-related industries, including trusted-supply products (anti-counterfeit packaging) for supply chain assurance, currency, identity documents, lottery tickets, etc.

Future CHS Revenue

In the future, the Company anticipates revenue from one or more business transactions, such as:

●

The sale of Coretec novel silicon-based materials that improve or otherwise enhance the performance of such products as lithium-ion batteries, electronics, solar cells, and displays and/or other optical-based devices

●	A share of the revenue from the sale of jointly developed product(s) and/or from one or more joint ventures with strategic partners

●	The sale or licensing of technologies and associated intellectual property to joint development partners or other companies

CHS Competition

Based on market research and competitive analysis, the Company believes its CHS technology is unique and provides an advantage in that should allow for 1) high-yield, low-cost production using readily available raw materials, 2) storage, transport and use as a liquid at room temperature 3) processing of the liquid into fibers, particles, and films that, when heated, form silicon, and 4) the creation of doped silicon by doping CHS at an atomic level. Competing silanes provided by numerous manufacturers exist as a gas at room temperature, making them explosive. This results in greater costs for storage, handling, transportation and use. The closest competitor to Coretec’s CHS is cyclopentasilane which exists as a gas at room temperature. Cyclopentasilane has proven costly and difficult to manufacture. Other competitors exist for specific applications. For example, graphene and carbon nanotubes are potential competitors in printable electronics. However, they are only now emerging and require a purification process that is proving costly.

Coretec’s business and commercialization model is based in part upon establishing joint development partnerships with companies that are commercially successful and financially sound as well as deeply embedded in the supply chains for the aforementioned energy-related products. For example, Coretec is developing a strategic partnership with a domestic supplier of silicon-based materials that will facilitate further development and scale-up of cyclohexasilane (Si6H12) plus chemical derivatives and other materials based on CHS. This strategic partnership will enable Coretec to supply large quantities of these novel silicon materials to those companies interested in producing prototype batteries, electronics, and photovoltaic/solar cells for testing and commercial evaluation. Coretec will continue to seek other such strategic partnerships within the private sector.

CHS - Intellectual Property Status

The Company is currently awaiting evaluation and approval from USPTO of three full applications. In March 2020 the Company filed a full patent application called “Method of preparing CYCLOSILANE” for a cost-effective and scalable method for producing CHS. In June 2021 the Company filed a full patent application called “Surface-functionalized silicon quantum dots” a general method to append dye molecules on a silicon quantum dot, regardless of how the silicon quantum dot is prepared. In February of 2022, the Company filed a full patent application called “Cyclohexasilane for Electrodes” that covers using CHS as a low temperature silicon source to create silicon nitride powders, thin films, or nanoparticles/nanowires to be utilized in silicon anodes.

In addition, the Company filed a provisional patent in August of 2021 for methods to produce quantum dots utilizing CHS. This provisional patent is titled “Routes to Silicon Quantum Dots (CHS & Other Silanes)” and the Company will file the full patent application in August of 2022.

Volumetric 3D Display Business

The Company owns the rights to a patented volumetric 3D display technology that was developed by and with the University of Oklahoma (the “University”) under a Sponsored Research Agreement (“SRA”). The development to date has resulted in multiple technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2), and eight provisional patents. Five of the eight provisional patents have been combined and converted to five utility patents. Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies.

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

Overview of Volumetric 3D Display Technology

Commercialization Strategy and Target Applications

The Company plans to commercialize the CSpace volumetric 3D technology through customer-funded research-and-development contracts and technology licensing agreements for such high-value applications as air-traffic control, design visualization, and medical imaging. The Company plans to develop products for contract engineering and with joint development customers. At this time the Company does not have any commercialized products and does not plan to develop its own products based on the CSpace technology due to the high –value, low-volume nature of the best-fit initial applications for this technology. These applications include but are not limited to the following:

●	Healthcare (diagnostics, surgical planning, training, telemedicine, bio surveillance)

●	Cybersecurity data visualization

●	Military (operational planning, training, modeling and simulation, battlespace awareness, damage assessment, autonomous piloting)

●	Physical security (passenger, luggage & cargo screening)

●	Mining, oil & gas exploration

●	Meteorological and oceanographic data visualization

CSpace Competition

Based on market research, we have concluded that the CSpace volumetric technology is unique and advantaged versus other 3D technologies in that it can deliver both 1) a true 360-degree viewing experience for multiple simultaneous users, and 2) high image quality, high reliability and large image size. Rear projection 3D displays such as those from Zecotek, Setred, and EuroLCDs (formerly LC Tech LightSpace) do not provide a 360-degree viewing experience and are typically limited to one or two users. Early proof-of-concept work done on infrared active phosphor displays by 3D Display Laboratories proved to not be scalable due to limited phosphor persistence and vector scanning limitations. While holographic and light-field displays show promise, they do not deliver a true 360-degree viewing experience and cost-effective multiple user systems do not appear feasible due to current and expected pixel density, data bandwidth and compute power limitations.

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

Through an SRA with the University, we have obtained the exclusive worldwide marketing rights to certain 3D display technologies under development by the University. The development to date has resulted in the University filing eight provisional patents; five of the eight provisional patents have been combined and converted to five utility U.S. patents, one Japanese patent, and one pending European patent.

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

Key U.S. Patents Exclusively Owned by the Company:

●	“Ultra High-Resolution Volumetric Three-Dimensional Display” - 9,423,682, August 23, 2016

●	“Hloform 3D Projection Display” - 2014/02680162A1, September 18, 2014

Recent Developments

On October 4, 2019 the Company entered into a credit agreement (the “Credit Agreement”) and related convertible promissory note with Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC, a Grand Cayman entity (the “Lender”). As of December 31, 2021, there was outstanding principal under the Credit Agreement and related convertible promissory note in the amount of $1,310,617.

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

On June 30, 2020 the Company moved headquarters and operations from Tulsa, Oklahoma to Ann Arbor, Michigan.

On June 25, 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase 500 grams of cyclohexasilane, Si6H12 (CHS) for $185,000. The supply agreement will enable the Company to deliver initial quantities of CHS for sales and R&D evaluation to its customer base. The supply agreement was valid until March 31, 2021. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement. . Evonik has produced and delivered 150 grams of CHS as of December 31, 2021 and upon remaining product delivery and invoicing, the Company will owe the remaining $92,500

On October 29, 2020, the Company moved the trading of its securities to the OTCQB, also known as the Venture Market, from OTC Pink market. The fee for listing on the OTCQB market is $12,000 per annum, with a one-time application fee of $2,500. The OTCQB market is the middle tier of the OTC Markets and consists of early-stage and developing U.S. and international companies.

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

In connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, the Company was required to file a resale registration statement (the "Registration Statement") with the Securities and Exchange Commission (the “SEC”) to register for resale of the Shares, Warrant Shares and shares issuable upon exercise of the Pre-Funded Warrants, within 20 days of the Signing Date, and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC.

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

On September 30, 2021, the Company granted five-year options to members of the Company’s management, employees and consultants, as incentive compensation. The Company granted the following options: (i) 2,000,000 options to Matthew Kappers, (ii) 1,000,000 options to Matthew L. Hoffman, (iii) 3,000,000 options to Victor F. Keen, (iv) 3,000,000 options to Simon Calton, (v) 2,000,000 options to Ron Dombrowski, (vi) 2,000,000 options to Doug Freitag, (vii) and an aggregate of 2,500,000 ptions to employees and consultants of the Company. The options issued on September 30, 2021 have an exercise price of the $0.105.

On March 31, 2021, DAF provided notice to convert $50,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 1,519,757 common shares.

On April 29, 2021, DAF provided notice to convert $180,000 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 5,471,125 common shares.

On October 27, 2021, DAF provided notice to convert $35,243 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 1,077,746 common shares.

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options were fully vested pursuant to the Board of Directors consent, effective September 30, 2021. As a result of Mr. Kappers’ appointment, Michael Kraft transitioned to President and will continue to focus on commercialization of CHS and expanding the IP portfolio. In addition, Mr. Kappers was also appointed to the Board of Directors.

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

On January 11, 2022, the Company announced that it had partnered with The University of Adelaide, one of the global top universities in the field of applied glass science and photonics, to develop a glass to be used in the Company’s CSpace, a 3D static volumetric display technology. This project will be jointly funded by The University of Adelaide.

On January 25, 2022, the Company named Katie Merx its Vice President of Communications. Merx will have overall responsibility for the Company’s global communications, including brand messaging, corporate and financial communications, executive support, and media relations.

Employees

We have built an experienced team of professionals to realize our company goals:

●	Matt Kappers, Chief Executive Officer,
●	Matthew Hoffman, Chief Financial Officer,
●	Michael Kraft, President
●	Ramez Elgammal, PhD, Chief Technology Officer
●	Michelle Tokarz, PhD, VP of Partnerships & Innovation
●	Lindsay McCarthy, Director of Operations
●	Katie Merx, VP of Communications
●	Nathaneal Downes, Research Scientist

None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Businesses

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $13,481,989 for the period from inception (June 2, 2015) to December 31, 2021. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

We may be unable to successfully integrate and develop the vertical synergies anticipated by or complete all obligations under the Share Exchange Agreement.

We may not realize all of the anticipated benefits from the May 31, 2016 Share Exchange Agreement, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs, unknown liabilities, inaccurate reserve estimates and fluctuations in markets. If these benefits do not meet the expectations of financial or industry analysts, the market price of our shares may decline.

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

We believe that a significant portion of our expected future revenues will be generated through licensing our technology to third parties such as Boeing, Lockheed Martin, Siemens, and General Electric.  However, there is no guarantee we will be able to successfully license our technology to such companies or to other third parties.  If we fail to successfully license our technology, it could negatively impact our revenue stream and financial condition.

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

In addition, the development efforts of the 3D technology are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. Our success will depend upon the ultimate products and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. The proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these may not meet applicable price or performance objectives. Unanticipated technical or other problems may occur which would result in increased costs or material delays in their development or commercialization.

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

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. As of March 21, 2022, we do not expect to require additional funding through December 2022 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. However, there can be no assurances that we will not need additional funding in the future or that our current cash position will be sufficient to fund any future plans to accelerate our commercialization efforts. In the event additional funding is necessary, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Although we have obtained exclusive worldwide marketing rights to “Volumetric Liquid Crystal Display” and “Light Surface Display for Rendering Three-Dimensional Images”, two technologies vital to our business and growth strategy, we do not own all of the intellectual property in these technologies.  Although our exclusive worldwide marketing rights to these technologies stand alone and are independent of the SRA, outside of our SRA with the University, we have no pending agreements to obtain or purchase ownership over all intellectual property in these technologies.  Should the University lose their rights in such technologies or we are otherwise unable to utilize the rights obtained in such agreements it would be difficult to successfully implement our business strategy going forward and our stock value would likely decrease. In addition, we have filed three full patent applications and one provisional patent in the cyclohexasilane (CHS) space, and although we anticipate filing additional provisional patents as we develop applications using CHS, these patents have claims within that may or may not be granted and any such change to these patent applications would make it difficult to successfully implement our business strategy going forward and our stock value would likely decrease.

We do not currently own any patents related to our silicon-based business.

We do not currently own any patents related to our silicon-based businesses; however, The Coretec Group has filed three full patent applications and one provisional patent in the silicon-based business.

Risks Relating to Our Current Financing Arrangements:

There are a large number of shares underlying our convertible debt and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 21, 2022, we had 255,615,791 shares of common stock issued and outstanding and convertible debt outstanding that may be converted into an estimated 39,836,388 shares of common stock and outstanding pre-funded warrants to purchase 51,500,000 shares of common stock at an exercise price of $0.0001. We also have outstanding warrants issued to purchase 2,604,000 shares of common stock at an exercise price of $0.052, outstanding warrants issued to purchase 82,500,000 shares of common stock at an exercise price of $0.08, and outstanding warrants issued to purchase 6,000,000 shares of common stock at an exercise price of $0.010. The sale of the shares underlying the convertible debt and warrants may adversely affect the market price of our common stock.

As of March 21, 2022, we have 1,244,384,209 unissued authorized shares available.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 600 S. Wagner Rd., Ann Arbor, Michigan 48103. The Company is currently leasing office space at this address on a month-to-month basis at a rate of $800 per month. In addition, the Company has entered into a separate annual lease agreement on the premises for wet lab space at a monthly rent of $1,050.

On June 30, 2020, the Company moved headquarters from Tulsa, Oklahoma to 333 Jackson Plaza, Ann Arbor, Michigan at which time the Company terminated the lease agreement in Tulsa. The Company continued to occupy the office space in Ann Arbor under the lease agreement that was executed on December 3, 2019. The Company signed a one-year lease in Ann Arbor, Michigan commencing January 1, 2020, with an annual rent obligation of $15,120 ($1,260 per month). The Company renewed the Ann Arbor lease for 2021 under the same terms.  On September 30, 2021, the Company received $45,000 to vacate the leased space and assign the lease to a third party, which is recorded as other income in the condensed consolidated statements of operations. At which time the company relocated the executive offices to 600 S. Wagner Rd., Ann Arbor, MI. Rent expense for the office operating leases was $13,740 and $25,592 and for the years ended December 31, 2021 and 2020, respectively.

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

2022 Fiscal Year
	High	Low
First Quarter ended March 31, 2022*	$0.10	$0.04

2021 Fiscal Year
	High	Low
First Quarter ended March 31, 2021	$0.51	$0.07
Second Quarter ended June 30, 2021	$0.19	$0.10
Third Quarter ended September 30, 2021	$0.29	$0.07
Fourth Quarter ended December 31, 2021	$0.10	$0.04

2020 Fiscal Year
	High	Low
First Quarter ended March 31, 2020	$0.30	$0.05
Second Quarter ended June 30, 2020	$0.13	$0.04
Third Quarter ended September 30, 2020	$0.19	$0.06
Fourth Quarter ended December 31, 2020	$0.10	$0.05

* Through March 17, 2022

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 21, 2022, we had approximately 4,800 active holders of our common stock. The number of active holders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, One State Street Plaza, 30th Floor, New York, NY 10004.

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

Equity Compensation Plan Information

The Company has two equity compensation plans, the 2018 Equity Incentive Plan, referred to herein as the “2018 EIP” and the 2021 Equity Incentive Plan, referred to herein as the “2021 EIP.”

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance The following table is as of March 21, 2022.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans not approved by security holders:

2018 EIP	-	-	7,138,241
2021 EIP	38,500,000	$0.105	23,500,000

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

For the fiscal year ended December 31, 2020, the Company received notice from a consultant to exchange 4,500,000 options for 2,700,000 common shares of rule 144 common stock. These transactions were pursuant to the June 8, 2020 consent by the Board of Directors for a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.

On March 2, 2021, the Company entered into the Purchase Agreement with the Investor pursuant to which the Company agreed to sell to the Investor in a private placement (i) 23,500,000 Shares, (ii) Pre-Funded Warrants to purchase up to an aggregate of 51,500,000 shares of its common stock, and (iii) the Warrants exercisable for a period of five-and one-half years subject to restrictions to purchase up to an aggregate of 82,500,000 shares of its common stock for gross proceeds of approximately $6,000,000. The combined purchase price for one share of common stock and associated Warrant is $0.08 and for one Pre-Funded Warrant and associated Warrant is $0.0799. The sale of the securities under the Purchase Agreement closed on March 5, 2021. In connection with this offering, we paid HCW a 8.0% cash fee of gross proceeds, 1% management fee and warrant coverage equal to 8% of the aggregate number of shares of common stock purchased in the offering at an exercise price equal to 125% of the offering price per share available over a 5-year term.

On April 7, 2021, the Company granted options (the “Options”) to purchase a total of 18,000,000 shares of the Company’s common stock, par value $0.0002 per share (the “Common Stock”) at an exercise price of $0.15 per share. The Options are exercisable for a period of five (5) years from the date of issuance. Of the 18,000,000 total Options granted, (i) Options to purchase 2,000,000,000 shares of Common Stock were granted to Victor Keen, the Company’s co-chairman; (ii) Options to purchase 2,000,000 shares of Common Stock were issued to Simon Calton, the Company’s co-chairman (iii) Options to purchase 1,000,000 shares of Common Stock were issued to Ron Dombrowski, a Director of the Company’s Board of Directors; (iv) Options to purchase 4,000,000 shares of Common Stock were issued to Michael Kraft, the Company’s Chief Executive Officer; (v) Options to purchase 2,000,000 shares of Common Stock were issued to Matthew Hoffman, the Company’s Chief Financial Officer; and (vi) Options to purchase an aggregate of 7,000,000 shares of Common Stock were issued to various employees and consultants of the Company. In connection with the issuance of the securities described in this Item 3.02, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On June 18, 2021, the Company also issued Matthew J. Kappers options to purchase 5,000,000 shares of the Company’s common stock, par value $0.0002 per share at an exercise price of $.1211 per share. The options vest equally, in monthly increments, over a six (6) month period beginning June 18, 2021.

On September 30, 2021, the Board of Directors of the Company authorized the cancellation and reissuance of the following Options previously granted on April 7, 2021 to various members of management: (i) 6,000,000 Options of Matthew Kappers, (ii) 2,000,000 Options of Matthew L. Hoffman, (iii) 2,000,000 Options of Victor F. Keen, (iv) 2,000,000 Options of Simon Calton, (v) 1,000,000 Options of Ron Dombrowski, and (vi) 4,000,000 Options of Michael Kraft. In addition, the Board of Directors of the Company authorized the cancellation and reissuance of an aggregate of 6,000,000 Options previously granted on April 7, 2021 to employees and consultants of the Company.

On September 30, 2021, the Company granted five-year Options to members of the Company’s management, employees and consultants, as incentive compensation. The Company granted the following Options: (i) 2,000,000 Options to Matthew Kappers, (ii) 1,000,000 Options to Matthew L. Hoffman, (iii) 3,000,000 Options to Victor F. Keen, (iv) 3,000,000 Options to Simon Calton, (v) 2,000,000 Options to Ron Dombrowski, and (vi) an aggregate of 2,500,000 Options to employees and consultants of the Company.

For the fiscal year ended December 31, 2021, Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC (“DAF”) provided notice to convert $265,458 of debt at the stated conversion price of $0.0329 per share, resulting in an issuance of 8,068,628 common shares to DAF.

For the fiscal year ended December 31, 2021, a consultant and former employee of the Company exchanged an aggregate of 3,500,000 options for 2,100,000 shares of rule 144 common stock. These transactions were pursuant to the June 8, 2020 consent by the Board of Directors for a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. Subsequent to the fiscal year ended December 31, 2021, a consultant of the Company exchanged an aggregate of 1,500,000 options for 900,000 shares of rule 144 common stock. As of March 21, 2022 a total of 9,500,000 options have been exchanged for 5,700,000 shares of rule 144 common stock under this agreement.

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

All descriptions of technology, business model, near term revenue opportunities, and recent developments required by this Item are attached hereto in Item I, Business Overview and are hereby incorporated by reference.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

Revenue

We did not have revenues for the years ended December 31, 2021 and 2020.

Research and Development Expenses

The research and development expenses were $469,996 for the year ended December 31, 2021, as compared to $151,864 for the year ended December 31, 2020.

The approximate $318,000 increase was a result of approximately $234,000 increase in stock option expenses, approximately $56,000 increase in CHS materials for research activities, approximately $18,000 legal fees related to intellectual property and approximately $10,000 increase in consultant compensation cost in 2021.

General and Administrative Expenses

Our general and administrative expenses were $5,615,038 for the year ended December 31, 2021, as compared to $1,029,136 for the year ended December 31, 2020.

The approximately $4,586,000 net increase was largely a result of the increase in stock option expense. Stock option expense included in the year ended December 31, 2021 was approximately $4,365,000 compared with the approximately $125,000 of option expense incurred for the year ended December 31, 2020.

Other significant increases during the year ended December 31, 2021 include approximately $145,000 in consulting costs for sales and marketing, approximately $106,000 in consulting costs for finance and executive management, approximately $42,000 in costs for marketing activities and press releases, approximately $29,000 in market research expense, and approximately $16,000 in accounting fees related to security registration filings.

These increased expenses were offset by reductions of approximately $16,000 for legal expenses and approximately $10,000 in rent expenses.

Interest Expense

Interest expense was $229,525 for the year ended December 31, 2021, as compared to $665,232 for the year ended December 31, 2020.

The decrease of approximately $436,000 was primarily a result of a reduction in beneficial conversion feature expense of approximately $460,000. This reduction in expense results from adoption of a recent accounting pronouncement, as described in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this report. In addition, reductions of approximately $14,000 related to amortization of warrant debt costs and approximately $3,000 related to amortization of deferred costs were realized for DAF activities. These reductions were offset by an increase in approximately $41,000 of stated interest on the DAF loan.

Other Income

Other income was $45,620 for the year ended December 31, 2021, as compared to $1,250 for the year ended December 31, 2020. The increase was due to a transaction on September 30, 2021, where the Company received $45,000 to vacate leased office space and assign the lease to a third party.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our responsibility for advancing our technology and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The 2022 fiscal year operating budget consists of the following expenses:

●	Production of CHS for sale and evaluation by customer base and research institutes

●	Research and development costs for internal lab activities and staff, CHS sponsored research activities, Chief Technological consultant and costs related to strengthening our patent portfolio

●	Sales staff to support CHS customer relationships

●	Chief Marketing consultant, marketing outreach and public relations firm to bolster the Company’s message and digital platform

●	General and administrative expenses: Chief Executive and Chief Financial officer expenses, salaries, insurance, investor related expenses, rent, travel, website, etc.

●	Professional fees for accounting and audit; legal services for securities and financing

As of December 31, 2021, we had cash of $4,053,327 and a positive net working capital of $3,879,722.

During the year ended December 31, 2021, we used $1,114,230 of cash for operating activities, a decrease of $238,672 or 18% compared to the year ended December 31, 2020.

The decrease in the use of cash for operating activities was a net result of the increase in the loss from operations of $4,423,957, the decrease in amortization of debt discount of $476,430, the increase in the options issued for services of $4,506,895, the increase in common stock issued for services of $261,246, the increase in the change in prepaid expenses of $137,614, the increase in the change in deposits of $17,974, and the increase in the change in accounts payable of $214,257.

During the year ended December 31, 2021, there was $12,007 of cash used for investing activities from capitalized website costs.

During the year ended December 31, 2021, there was $5,157,345 of cash provided by financing activities, an increase of $3,840,373 or 292% compared to the year ended December 31, 2020.

The increase was a result of the March 2, 2021, private placement stock purchase agreement and net proceeds of $4,913,200. The private placement proceeds were offset by $20,796 increase in payments on notes payable and a $1,052,031 decrease in proceeds of debt and warrants issued.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning after page 49 and is hereby incorporated by reference.

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

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and for the assessment of the effectiveness of internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Victor Keen	80	Director, Co-Chairman
Simon Calton	41	Director, Co-Chairman
Ron Dombrowski	57	Director
Douglas Freitag	66	Director
Matthew Kappers	57	Chief Executive Officer and Director
Matthew Hoffman	45	Chief Financial Officer
Michael Kraft	59	President

Victor Keen – Director, Co-Chairman

Mr. Keen is a significant shareholder in The Coretec Group. He has been a member of the Board since November 2007, and served as CEO from 2013 to 2016. Mr. Keen is a graduate of Harvard Law School and Trinity College. He is currently of-counsel at Duane Morris LLP, an international law firm with over 20 offices worldwide, where until 2011 he was the Chair of its Tax Practice Group. Mr. Keen has been an active investor in a number of private companies, both start-up and later stage, including Lending Tree; Circle Lending, Inc., now part of Richard Branson’s Virgin Group; Bantam Pharmaceutical LLC, a biotechnology company, co-founded in 2015 by Mr. Keen, focusing on the discovery and development of innovative cancer therapies; and Retirement Clearinghouse LLC, a company involved in the matching of individual IRA/pension accounts with appropriate managers. In addition, he is an investor and former board member in publicly traded Research Frontiers, Inc., inventor, and licensor of “smart glass” technology. Mr. Keen also owns and co-manages a four-state commercial real estate portfolio.

Simon Calton – Director, Co-Chairman

Simon Calton has a wealth of experience in financing and company structuring. Since 2008, Mr. Calton has structured both regulated and private placement Products in the British Virgin Islands, Cayman Islands, United States, and the United Kingdom. In 2012, he co-founded Carlton James Group, which specializes in funding and developing companies in a multitude of industries across the globe.

In addition, Mr. Calton sits on the board of several different companies across a range of industries including Technology & Fintech, Arts, Media, Real Estate, Development, wealth management companies, and consultancy firms, whilst also writing and providing commentary for publication globally including South China Morning Post, Bloomberg, Forbes, and Reuters.

Ron Dombrowski – Director

Ron Dombrowski has served as a member of The Coretec Group’s Board of Directors since August 2015. Mr. Dombrowski has over 25 years of executive global sales and operations experience, growing and scaling both startups and Fortune 500 technology companies. He is a graduate of the Southern Illinois University with degrees in Electrical Engineering and Management.

Douglas W. Freitag – Director

Douglas W. Freitag brings 38 years of expertise in developing, commercializing, and financing new technologies. He formed Bayside Materials Technology (BMT) in 1993 after a successful career in various management and engineering roles while employed by Lockheed Martin, Honeywell, and Ford Motor Company. BMT was formed to support academia, investors and industry with the process of identifying, creating and commercializing new technologies where the Federal Government plays a role, either as an investor, regulator or user. BMT routinely works with all aspects of the Federal Government in areas of a policy, regulatory, procurement, or R&D funding nature. Mr. Freitag has a technical background with a B.S. and M.S. in Mechanical Engineering from Purdue University. He holds a Secret level DOD clearance.

Matthew Kappers – Chief Executive Officer and Director

Prior to joining as CEO, Mr. Kappers was a consultant for The Coretec Group since 2018. Mr. Kappers has extensive transactional and operational experience working with both startups and publicly traded companies. Matthew also serves as a Managing Director at Concordia Financial Group, an investment bank and consulting firm since 2011. He has experience in operations, mergers and acquisitions, and strategic planning. Mr. Kappers earned a B.A. degree from Vanderbilt University and a M.B.A. degree from Miami University.

Matthew Hoffman – Chief Financial Officer

As CFO, Matt manages organizational growth, financial reporting, modeling, and system development. Matt has worked with early-stage, high growth businesses for the past 15 years in financial and operational capacities.

Matt’s start-up experiences produced 30-40% annual growth through acquisition, first as the Controller at Adaptive Materials (AMI), a portable power development and manufacturing company, acquired by Ultra Electronics. Then as CFO of MI Bioresearch (MI Bio), a CRO for pre-clinical drug discovery, who was acquired by Covance (LabCorp). Prior to working for startups, Matt began his professional career in public accounting at Weidmayer, Schneider, Raham & Bennett. Matt holds a Bachelor of Business Administration degree from Western Michigan University, a license as a Certified Public Accountant in the State of Michigan, and a Secret level (inactive) DoD clearance.

Michael A. Kraft – President

Michael has extensive experience in applied materials product development and is responsible for customer acquisition and establishing strategic suppliers to worldwide markets and partners. His focus is to identify critical market requirements, lead product development, and grow market share through strategic partnerships. Michael has a BSEE/Systems Science degree from Michigan State University and a Masters in Management from Penn State University.

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

Employment Agreements

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options were fully vested pursuant to the Board of Directors consent, effective September 30, 2021. Since December 2021, the Company and Kappers have been operating under the agreement on a month to month basis. The Company recognized $87,500 of consultant expense to Kappers as CEO and $23,884 for consulting related to markets and financing for the year ended December 31, 2021.

The Company entered into a consulting agreement dated March 20, 2017 with Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. Kraft was owed $51,720 and $95,966 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses as of December 31, 2020 and 2019 respectively. All past accounts payable amounts were paid in full to Kraft in 2021. On November 1, 2021 Kraft’s agreement was adjusted to an hourly rate of $187 per hour. During the years ended December 31, 2021 and 2020, the Company recognized $181,874 and $180,000 of expense respectively, under the terms of the agreement.

The Company entered into a one-year consulting agreement with Matthew Hoffman, doing business as Integrate Growth, LLC, effective May 18, 2020 and expiring May 19, 2021.  Under the terms of the agreement, Hoffman had the position of Director of Finance. On June 30, 2020 Ron Robinson, Chief Financial Officer and Judith Keating, Corporate Secretary both retired from the Company. As part of the management transition plan Hoffman was elevated to Chief Financial Officer and Corporate Secretary on June 30, 2020. On June 23, 2021, the Company renewed the CFO and Corporate Secretary contract with Matthew L. Hoffman under similar terms of the initial contract. The new agreement expires on May 31, 2022. During the years ended December 31, 2021 and 2020, the Company recognized $103,950 and $42,000 of expense respectively, under the terms of the agreement.

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

Based on this review of the Company’s Board of Directors, only Ronald Dombrowski and Douglas Freitag of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation earned in respect of our executive officers and directors for our last three completed fiscal years.

SUMMARY COMPENSATION TABLES

The following information is furnished for the years ended December 31, 2021, 2020 and 2019 for our executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation ($)	Earning All Other Compensation ($)	Total ($)

Matthew Kappers*	2021	$87,500	$-	$-	$914,000	$-	$-	$-	$1,001,500
CEO & Director	2020	$-	$-	$-	$-	$-	$-	$-	$-
	2019	$-	$-	$-	$-	$-	$-	$-	$-

Matthew Hoffman**	2021	$103,950	$-	$-	$438,000	$-	$-	$-	$541,950
CFO	2020	$42,000	$-	$-	$37,446	$-	$-	$-	$79,446
	2019	$-	$-	$-	$-	$-	$-	$-	$-

Michael Kraft***	2021	$181,874	$-	$-	$516,000	$-	$-	$-	$697,874
President	2020	$180,000	$-	$-	$-	$-	$-	$-	$180,000
	2019	$144,000	$25,000	$-	$294,132	$-	$-	$-	$463,132

Ron Robinson ****	2021	$-	$-	$-	$-	$-	$-	$-	$-
Former CFO	2020	$40,200	$-	$-	$-	$-	$-	$-	$40,200
	2019	$72,000	$-	$-	$20,500	$-	$-	$-	$92,500

*Matthew Kappers was appointed as CEO in June of 2021

**Matthew Hoffman was appointed CFO in June of 2020

***Michael Kraft served as CEO from March 2017 through June 2021

****Ron Robinson resigned as CFO in June of 2020

The following information is furnished for the years ended December 31, 2021, 2020 and 2019 for our directors.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation ($)	Earning All Other Compensation ($)	Total ($)

Victor Keen	2021	$-	$-	$-	$573,000	$-	$-	$-	$573,000
Co-Chairman	2020	$-	$-	$-	$-	$-	$-	$-	$-
	2019	$-	$-	$-	$-	$-	$-	$-	$-

Simon Calton	2021	$-	$-	$-	$573,000	$-	$-	$-	$573,000
Co-Chairman	2020	$-	$-	$-	$-	$-	$-	$-	$-
	2019	$-	$-	$-	$-	$-	$-	$-	$-

Ron Dombrowski	2021	$-	$-	$-	$339,000	$-	$-	$-	$339,000
Director	2020	$-	$-	$-	$-	$-	$-	$-	$-
	2019	$-	$-	$-	$-	$-	$-	$-	$-

Douglas Freitag	2021	$-	$-	$-	$210,000	$-	$-	$-	$210,000
Director	2020	$-	$-	$-	$-	$-	$-	$-	$-
	2019	$-	$-	$-	$-	$-	$-	$-	$-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2021:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $			Option Expiration Date			Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $

Victor Keen, former CEO	5,001,150	-	-	$0.105	to	$70.26	2022	-	2026	-	-	-	-
Michael A. Kraft, former CEO	14,208,160	-	-	$0.041	to	$0.24	2024	-	2027	-	-	-	-
Matthew L. Hoffman, CFO	4,000,000	-	-	$0.065	to	$0.105	2025	-	2026	250,000	-	-	-
Matthew J. Kappers, CEO	9,000,000	-	-	$0.041	to	$0.105	2024	-	2026	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 21, 2022 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner		Common Stock Beneficial Ownership	Percent of Class (1)	Series A Preferred Beneficial Ownership	Percent of Class (12)
Named Executive Officers and Directors:
Victor Keen	(2)	103,179,461	40.37%	265,000	76.81%
Simon Calton	(3)	20,707,834	8.10%	-	-
Ronald Dombrowski	(4)	6,644,920	2.60%	-	-
Douglas Freitag	(5)	2,561,922	1.00%	-	-
Matthew Kappers	(6)	10,205,117	3.99%	-	-
Matthew Hoffman	(7)	3,750,000	1.47%	-	-
Michael Kraft	(8)	14,208,160	5.56%	-	-
All directors and executive officers as a group		161,257,414	63.09%	265,000	76.81%

Other 5% Stockholders:
Carlton James Ltd	(9)	24,259,528	9.49%	-	-
Diversified Alpha Fund	(10)	23,378,943	9.15%	-	-
Armistice Capital Master Fund Ltd	(11)	23,500,000	9.19%	-	-

(1) Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of the date of this report, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Furthermore, the percentages set forth in this column are based on the 255,615,791 issued and outstanding shares of common stock on March 21, 2022.

(2) Represents 94,528,679 shares owned by Mr. Keen and (i) 3,561,299 shares, representing his pecuniary interest in shares held by Carlton James Ltd., (ii) 5,001,150 shares issuable upon exercise of the options held by Mr. Keen, and (iii) 88,333 shares issuable upon the conversion of 265,000 shares of Series A preferred stock held by Mr. Keen. Victor Keen is a Co-Chairman of the Company’s Board of Directors.

(3) Represents 5,771,131 shares owned by Mr. Calton and (i) 9,936,703 shares, representing his pecuniary interest in shares held by Carlton James Ltd. Simon Calton is the Co-Chairman of the Company’s Board of Directors and (ii) 5,000,000 shares issuable upon exercise of the options held by Mr. Calton.

(4) Represents 3,644,920 shares owned by Mr. Dombrowski and 3,000,000 shares issuable upon exercise of the options held by Mr. Dombrowski. Ronald Dombrowski is a Director on the Company’s Board of Directors.

(5) Represents 561,922 shares owned by Mr. Freitag and 2,000,000 shares issuable upon exercise of the options held by Mr. Freitag. Douglas Freitag is a Director on the Company’s Board of Directors.

(6) Represents 1,205,117 shares owned by Mr. Kappers and 9,000,000 shares issuable upon exercise of the options held by Mr. Kappers. Matthew Kappers is the Company’s CEO and Director on the Company’s Board of Directors.

(7) Represents 4,000,000 shares issuable upon exercise of vested options held by Mr. Hoffman but excludes 250,000 shares issuable upon exercise of options that do not vest within 60 days. Matthew Hoffman is the Company’s Chief Financial Officer.

(8) Represents 14,208,160 shares issuable upon exercise of vested options held by Mr. Kraft. Michael A. Kraft is the Company’s President.

(9) Shares held by Carlton James Ltd., are controlled by Simon Calton, the Co-Chairman of the Company’s Board of Directors.

(10) Represents XX,XXX,XXX shares owned by Diversified Alpha Fund (DAF) and XX,XXX,XXX shares issuable upon conversions, which conversions are subject to a 9.99% ownership limitation, of outstanding balances under a Credit Agreement and related Promissory Note entered into by the Company and DAF. DAF is managed and controlled by Mollitium Investment Management.

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

(12) Calculated on the basis of 345,000 issued and outstanding shares of Series A Convertible Preferred Stock as of March 21, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options were fully vested pursuant to the Board of Directors consent, effective September 30, 2021. Since December 2021, the Company and Kappers have been operating under the agreement on a month to month basis. The Company recognized $87,500 of consultant expense to Kappers as CEO and $23,884 for consulting related to markets and financing for the year ended December 31, 2021.

The Company entered into a consulting agreement dated March 20, 2017 with Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. Kraft was owed $51,720 and $95,966 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses as of December 31, 2020 and 2019 respectively. All past accounts payable amounts were paid in full to Kraft in 2021. On November 1, 2021 Kraft’s agreement was adjusted to an hourly rate of $187 per hour. During the years ended December 31, 2021 and 2020, the Company recognized $181,874 and $180,000 of expense respectively, under the terms of the agreement.

The Company entered into a one-year consulting agreement with Matthew Hoffman, doing business as Integrate Growth, LLC, effective May 18, 2020 and expiring May 19, 2021.  Under the terms of the agreement, Hoffman had the position of Director of Finance. On June 30, 2020 Ron Robinson, Chief Financial Officer and Judith Keating, Corporate Secretary both retired from the Company. As part of the management transition plan Hoffman was elevated to Chief Financial Officer and Corporate Secretary on June 30, 2020. On June 23, 2021, the Company renewed the CFO and Corporate Secretary contract with Matthew L. Hoffman under similar terms of the initial contract. The new agreement expires on May 31, 2022. During the years ended December 31, 2021 and 2020, the Company recognized $103,950 and $43,000 of expense respectively, under the terms of the agreement.

Director Independence

As discussed above, none of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2021 and 2020 were $76,000 and $63,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2021 and 2020 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years December 31, 2021 and 2020 were $2,850 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (20)

3.10	Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (23)

3.11	Certificate of Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (25)

3.12	Amended Certificate of Incorporation (31)

4.1	Description of Securities (32)

4.2	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.3	Form of Convertible Bridge Note (8)

4.4	Form of Convertible Debenture dated June 25, 2013 (18)

4.5	Senior Convertible Note dated October 1, 2013 (19)

4.6	Convertible Promissory Note dated March 5, 2015 (22)

4.7	Convertible Note dated March 4, 2015 (22)

4.8	The Coretec Group, Inc. 2021 Equity Incentive Plan (36)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006 (1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

10.32	Securities Purchase Agreements dated December 11, 2015 (23)

10.33	Share Exchange Agreement dated May 31, 2016 (24)

10.34	Supply Agreement date December 13, 2016 (26)

10.35	Option Agreement dated November 15, 2017 (27)

10.36	Settlement Agreement and General Release dated June 29, 2018 (28)

10.37	Credit Agreement dated as of October 4, 2019 (29)

10.38	Promissory Note dated as of October 4, 2019 (29)

10.39	Warrant dated as of October 4, 2019 (29)

10.40	Supply Agreement dated as of June 25, 2020 (30)

10.41	Consulting Agreement dated May 18, 2020, by and between the Company and Matthew Hoffman (32)

10.42	Engagement Letter dated February 26, 2021 (33)

10.43	Form of Securities Purchase Agreement (33)

10.44	Form of Warrant (33)

10.45	Form of Registration Rights Agreement (33)

10.46	Form of Placement Agent Warrant (33)

10.47	Form of Pre-funded Warrant (33)

10.48	Press Release issued March 2, 2021 (33)

10.49	Form of Option Agreement (34)

10.50	Employment Agreement dated as of June 15, 2021, by and between the Company and Mr. Kappers. (35)

10.51	Modification dated as of November 16, 2021 (37)

21.1	Subsidiaries (32)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 20, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

(22)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on May 15, 2015 (File No. 000-54697)

(23)	Incorporated by reference to Current Report on Form 8-K as filed on March 24, 2016 (File No. 000-54697)

(24)	Incorporated by reference to Current Report on Form 8-K as filed on June 1, 2016 (File No. 000-54697)

(25)	Incorporated by reference to Current Report on Form 8-K as filed on October 6, 2016 (File No. 000-54697)

(26)	Incorporated by reference to Current Report on Form 8-K as filed on December 19, 2016 (File No. 000-54697)

(27)	Incorporated by reference to Current Report on Form 8-K as filed on December 6, 2017 (File No. 000-54697)

(28)	Incorporated by reference to Current Report on Form 8-K as filed on July 2, 2018 (File No. 000-54697)

(29)	Incorporated by reference to Current Report on Form 8-K as filed on October 15, 2019 (File No. 000-54697)

(30)	Incorporated by reference to Current Report on Form 8-K as filed on June 30, 2020 (File No. 000-54697)

(31) (32) (33) (34) (35) (36) (37)

Incorporated by reference to Current Report on Form 8-K as filed on June 22, 2017 (File No. 000-54697)

Incorporated by reference to Annual Report on Form 10-K as filed on March 12, 2021 (File No. 000-54697)

Incorporated by reference to Current Report on Form 8-K as filed on March 3, 2021 (File No. 000-54697)

Incorporated by reference to Current Report on Form 8-K as filed on April 13, 2021 (File No. 000-54697)

Incorporated by reference to Current Report on Form 8-K as filed on June 21, 2021 (File No. 000-54697)

Incorporated by reference to Current Report on Form 8-K as filed on October 1, 2021 (File No. 000-54697)

Incorporated by reference to Current Report on Form 8-K as filed on November 22, 2021 (File No. 000-54697)

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: March 21, 2022	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Victor F. Keen	Director	March 21, 2022
Victor F. Keen

By:	/s/ Simon Calton	Director	March 21, 2022
Simon Calton

By:	/s/ Ronald Dombrowski	Director	March 21, 2022
Ronald Dombrowski

By:	/s/ Douglas Freitag	Director	March 21, 2022
Douglas Freitag

The Coretec Group, Inc.

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

The Coretec Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coretec Group, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting of embedded conversion features of its convertible debt, effective January 1, 2021, due to the adoption of Accounting Standards Update 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06), using the modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Patent Impairment Assessment

As described further in Note 1 to the consolidated financial statements, the Company reviews patents for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. In performing the review for impairment, management makes significant estimates and assumptions related to the use of the patents and forecasts of future undiscounted cash flows. The net balance of the patents was approximately $979,000 as of December 31, 2021.

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

Going Concern Assessment

As noted in the consolidated financial statements, the Company has no revenues and realized net losses each year from inception through December 31, 2021. The Company believes that the working capital as of December 31, 2021, is sufficient to fund development of its planned products and pay operating expenses for at least one year following the issuance of these consolidated financial statements, which alleviated any substantial doubt about the Company's ability to continue as a going concern. In making this determination, management prepared a short-term cash flow projection. Management used significant assumptions in preparing the short-term cash flow projection, which included expected operating costs and financing obligations.

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

Our audit procedures related to the evaluation of management's forecasted expenditures and going concern analysis included the following, among others:

●	Obtaining evidence of the capital raised during the year ended December 31, 2021.
●	Evaluation of the reasonableness of key assumptions and estimates used by the management in the short-term cash flow projection in the light of its existing operating requirements and plans.
●	Testing the completeness, accuracy, and relevance of underlying data in the short-term cash flow projection.
●	Evaluation of the reasonableness of management's plans on the cash flow requirements of the operations.

/s/ HOGANTAYLOR LLP

We have served as the Company's auditor since 2016.

Tulsa, Oklahoma

March 21, 2022

THE CORETEC GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	2021	2020
Assets
Current assets:
Cash	$4,053,327	$22,219
Prepaid expenses	133,491	179,963
Total current assets	4,186,818	202,182

Other assets:
Intangibles, net	989,604	1,059,026
Goodwill	166,000	166,000
Deposits-other	16,343	18,946
Total other assets	1,171,947	1,243,972
Total Assets	$5,358,765	$1,446,154

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$-	$46,580
Accounts payable and accrued expenses	307,096	396,019
Total current liabilities	307,096	442,599

Long term debt, net	1,187,518	266,598
Total Liabilities	1,494,614	709,197

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at December 31, 2021 and 2020	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 254,055,581 and 213,751,145 shares issued and outstanding at December 31, 2021 and 2020, respectively	50,809	42,750
Additional paid-in capital	17,295,262	8,033,313
Accumulated deficit	(13,481,989)	(7,339,175)
Total Stockholders' Equity	3,864,151	736,957
Total Liabilities and Stockholders' Equity	$5,358,765	$1,446,154

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020
Income:
Revenue	$-	$-

Expenses:
Research and development	469,996	151,864
General and administrative	5,615,038	1,029,136
Interest	229,525	665,232
Total expenses	6,314,559	1,846,232

Other income	45,620	1,250

Net loss	$(6,268,939)	$(1,844,982)
Loss per share:
Basic and diluted	$(0.026)	$(0.009)

Weighted average shares outstanding, basic and diluted	243,964,924	202,680,171

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 and 2020

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2019	345,000	$69	193,521,506	$38,704	$6,135,885	$(5,494,193)	$680,465
Warrants issued	-	-	-	-	135,705	-	135,705
Beneficial conversion feature of notes payable	-	-	-	-	1,049,826	-	1,049,826
Common stock issued for liabilities	-	-	337,353	67	11,403	-	11,470
Common stock issued for services	-	-	1,364,366	273	61,704	-	61,977
Options issued for compensation and services	-	-	-	-	92,496	-	92,496
Notes payable converted to common stock	-	-	16,727,920	3,346	546,654	-	550,000
Exchange of stock options for common stock	-	-	1,800,000	360	(360)	-	-
Net loss	-	-	-	-	-	(1,844,982)	(1,844,982)
Balance December 31, 2020	345,000	$69	213,751,145	$42,750	$8,033,313	$(7,339,175)	$736,957
Cumulative change in accounting for beneficial conversion feature	-	-	-	-	(988,900)	126,125	(862,775)
Debt converted to common stock	-	-	8,068,628	1,613	263,845	-	265,458
Common stock issued for liabilities	-	-	2,343,495	468	94,383	-	94,851
Common stock issued for services			3,392,313	678	322,545	-	323,223
Exchange of stock options for common stock	-	-	3,000,000	600	(600)	-	-
Private placement stock issuance	-	-	23,500,000	4,700	4,908,500	-	4,913,200
Warrants issued	-	-	-	-	62,785	-	62,785
Options issued for compensation and services	-	-	-	-	4,599,391	-	4,599,391
Net loss for the period	-	-	-	-	-	(6,268,939)	(6,268,939)
Balance December 31, 2021	345,000	$69	254,055,581	$50,809	$17,295,262	$(13,481,989)	$3,864,151

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 and 2020

	For the year ended Decembr 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(6,268,939)	$(1,844,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	126
Amortization - intangibles	81,429	80,229
Amortization - debt discount	95,661	572,091
Options issued for services	4,599,391	92,496
Common stock issued for services	323,223	61,977
Change in:
Prepaid expenses	46,472	(91,142)
Deposits	2,603	(15,371)
Accounts payable and accrued expenses	5,930	(208,326)

Net cash used in operating activities	(1,114,230)	(1,352,902)

Cash Flows from Investing Activities
Capitalized website costs	(12,007)	-

Cash Flows from Financing Activities
Payments on notes payable and long term debt	(90,505)	(69,709)
Proceeds from debt and warrants issued	334,650	1,386,681
Proceeds from private placement stock issued	4,913,200	-
Net cash provided by financing activities	5,157,345	1,316,972

Net change in cash	4,031,108	(35,930)
Cash, beginning of period	22,219	58,149

Cash, end of period	$4,053,327	$22,219

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$92,434	$84,366
Non-Cash Financing Activities
Notes payable converted to common stock	$265,458	$550,000
Stock options exchanged for common stock	$600	$360
Common stock issued to satisfy liabilities	$94,851	$11,470
Recognition of beneficial conversion feature	$-	$1,049,826

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Group and its wholly owned subsidiary, Coretec. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

Intangibles

Intangible assets consist of purchased patents and capitalized website costs. Intangible assets are recorded at the fair value as of the date of acquisition, and intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Goodwill

Goodwill was acquired with the reverse acquisition. The Company evaluates the carrying value of goodwill on an annual basis and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. When assessing whether goodwill is impaired, management considers first a qualitative approach to evaluate whether it is more likely than not the fair value of the goodwill is below its carrying amount; if so, management considers a quantitative approach by analyzing changes in performance and market-based metrics as compared to those used at the time of the initial acquisition. For the periods presented, no impairment charges were recognized.

Impairment of Long-Lived Assets

Long-lived assets, such as intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

	December 31,
	2021	2020
Options	53,711,609	20,212,174
Warrants	142,604,000	2,190,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	39,836,388	38,753,799
Total potentially dilutive shares	236,266,997	61,270,973

Research and Development

Research and development costs are expensed as incurred.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncement recently adopted by the Company:

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after adopting ASU 2020-06, the Company will no longer separately present the embedded conversion feature of its convertible debt within stockholders’ equity and interest expense is expected to decrease due to the elimination of the related debt discount amortization. The Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2021.

The cumulative impact of using the modified retrospective approach for the adoption of ASU 2020-06 on our consolidated balance sheet as of January 1, 2021 is summarized below:

	Balance at December 31, 2020	Impact of ASU 2020-06	Balance with Adoption of ASU 2020-06
Liabilities
Long-term debt, net	$266,598	$862,775	$1,129,373
Equity
Additional paid-in-capital	$8,033,313	$(988,900)	$7,044,413
Accumulated deficit	$(7,339,175)	$126,125	$(7,213,050)

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

Note 2 – Recent Capital Financing and Management’s Plans

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

Note 3 – Intangibles

The following table sets forth patents:

	December 31,
Patents	2021	2020
Gross Carrying Amount	$1,400,000	$1,400,000
Accumulated Amortization	(421,203)	(340,974)
Net Book Value	$978,797	$1,059,026

The patents were acquired with the September 30, 2016 reverse acquisition. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Intangible assets include $12,007 of capitalized website costs during 2021. Amortization expense and accumulated amortization was $1,200 for the year ended December 31, 2021. Amortization expense for the next five fiscal years is expected to be approximately $2,400, annually.

Note 4 – Debt

Notes payable and long-term debt consists of the following:

	December 31,
	2021	2020
Notes payable:
3.8% Insurance premium finance agreement due June 2021	$-	$46,580

Long term debt:
10% Promissory note	$1,310,617	$1,275,000
Less:
Beneficial conversion feature	-	(862,775)
Warrants issued	(93,928)	(106,167)
Debt issue costs	(29,171)	(39,460)
Total long term debt	$1,187,518	$266,598

3.8% Insurance premium finance agreement, due June 2021

The Company entered into an insurance financing agreement in August 2020 totaling $77,151. The monthly payments under the agreement are due in ten installments of $7,849. The Company fully paid the note in the planned installments with the last payment in June 2021.

10% Promissory note, net

On October 4, 2019, the Company entered into a Credit Agreement and related Promissory Note with Diversified Alpha Fund of Navigator Global Fund Manager Platform SPC (“DAF”), the Lender. DAF is a segregated portfolio fund of Navigator Global Fund Manager Platform SPC.  DAF is managed and controlled by Mollitium Investment Management (Mollitium). Mollitium utilizes Diversified Global Investment Advisors Ltd. (“DGIA”) to act in an advisory role. DGIA maintains an Investment Committee to support the services to Mollitium.  Simon Calton serves as part of this five-member investment committee and in accordance with the investment committee’s guidelines, Mr. Calton does not participate in matters or voting that pertain to the Company due to his conflict of interest.  Investment advice provided by DGIA to Mollitium are recommendations only and the final decision on actions are the responsibility of Mollitium. Carlton James Global Management, Ltd (CJGM) serves as a distributer of investments by introducing funds available to the market of which DAF is included in CJGM’s group of funds. Compensation to CJGM occurs when investments are made into funds that they introduce.  CJGM is part of the Carlton James Group of which Mr. Calton is CEO.

The 10% Promissory Note, in a principal amount of $2,500,000, is due on the 15th day of the 4th anniversary of each advance with the first capital payment due on March 15, 2024. The Promissory Note has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of December 31, 2021, DAF has advanced $2,170,000 with no definitive date or commitment to advance the remaining $330,000. Interest is accrued monthly and paid in advance for the first 12 months and thereafter interest only payments shall be paid quarterly.

On November 16, 2021, the Company countersigned a letter of variation (the Variation) to the credit agreement entered into, on October 4, 2019, with DAF. Pursuant to the Variation, the Lender agreed to extend the repayment days for each advance made by Lender under the credit agreement until the fourth anniversary of such advance. DAF has also communicated to the Company that interest only payments are due on a quarterly basis, commencing in January of 2022.

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

The embedded conversion option was deemed to be a beneficial conversion feature because the active conversion price was less than the commitment date market price of the common stock. Given the terms of the agreement, the commitment date was determined to be the date the funds are advanced to the Company and is limited to the funding value less other debt discounts (see below). A debt discount of $862,775 was recorded, with a corresponding credit to additional paid-in capital, for the beneficial conversion feature as of December 31, 2020. On January 1, 2021, the Company adopted ASU 2020-06 under the modified retrospective approach for the fiscal year of 2021 (see Note 1). Adoption resulted in an approximate $989,000 decrease in additional paid in capital from the derecognition of the beneficial conversion feature, $863,000 increase in long term debt from the derecognition of the discount associated with the beneficial conversion feature and $126,000 decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the beneficial conversion feature.

Under the terms of the Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share were issued to DAF. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. The allocated cost of the warrants amounted to $62,784 and $135,706 for the years ended December 31, 2021 and 2020, respectively, and is being amortized over the life of the debt with $47,230 and $28,216 of allocated costs amortized during the years ended December 31, 2021 and 2020, respectively. See Note 6 for more information on the warrants.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $10,350 and $42,000 during the years ended December 31, 2021 and 2020, respectively, and are being amortized over the life of the debt with $14,125 and $9,034 amortized during the years ended December 31, 2021 and 2020, respectively.

On March 31, 2020, DAF converted $300,000 of the principle of the Promissory Note into 9,129,136 shares of common stock at $0.0329 per share. A related charge of $130,370 of the beneficial conversion feature was made to interest expense along with debt issue related charges of $25,523 for the warrants and $8,123 for the deferred cost at the time of the conversion.

On October 30, 2020, DAF converted $250,000 of the principle of the Promissory Note into 7,598,784 shares of common stock at $0.0329 per share. A related charge of $156,265 of the beneficial conversion feature was made to interest expense along with debt issue related charges of $34,912 for the warrants and $5,796 for the deferred cost at the time of the conversion.

On March 31, 2021, DAF converted $50,000 of the principle of the Promissory Note into 1,519,757 shares of common stock at $0.0329 per share. Related charges were made to interest expense for debt issue costs of $5,513 for the warrants and $1,346 for the deferred cost, through March 31, 2021.

On April 29, 2021, DAF converted $180,000 of the principle of the Promissory Note into 5,471,125 shares of common stock at $0.0329 per share. Related charges were made to interest expense for debt issue costs of $16,429 for the warrants and $3,772 for the deferred cost, through April 29, 2021.

On September 30, 2021, the Company paid DAF $102,606 for principal ($43,925) and interest ($58,681).

On October 27, 2021, DAF converted $35,458 of the principle of the Promissory Note into 1,077,746 shares of common stock at $0.0329 per share. Related charges for the principal payment and the debt conversion were made to interest expense in the amounts of $5,850 for the warrants and $1,523 for the deferred cost.

Note 5 – Equity Incentive Plans

In January 2018, the Company’s 2018 Equity Incentive Plan (the “2018 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2018 EIP shall not exceed fifteen million (15,000,000) shares. The shares are included in a registration statement filed January 2018. There were 7,798,451 shares available for issuance under the 2018 EIP as of December 31, 2021.

On September 30, 2021, the Board of Directors approved The Coretec Group, Inc. 2021 Equity Incentive Plan (“2021 EIP”) which covers the potential issuance of 62,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Cash Awards. There were 23,500,000 shares available for issuance under the 2021 EIP as of December 31, 2021.

Note 6 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  Under the exchange agreement, 5,000,000 and 3,000,000 options were exchanged for 3,000,000 and 1,800,000 shares of common stock during the years ended December 31, 2021 and 2020, respectively.

On October 22, 2020, the Board of Directors consented to satisfying accrued liabilities of vendors by issuing common stock from the 2018 Equity Incentive Plan from August 26, 2020 through September 1, 2021. The number of shares issued to satisfy a liability was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average. On November 10, 2021, the Board of Directors consented to continue this practice through September 1, 2022. As part of this written consent, the Board of Directors included the use of both the 2018 and 2021 Equity Incentive Plans.

The stock issuance, in lieu of cash payment, requires written approval of the Chief Executive Officer. During the year ended December 31, 2021, the Company issued 5,735,812 shares to satisfy $418,074 of vendor accrued liabilities and services. During the year ended December 31, 2020, 1,701,719 shares were issued to satisfy $73,447 of vendor accrued liabilities and services.

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”) and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Company We have not paid any cash or stock dividends to the holders of our Series A Preferred Stock. Dividends in arrears totaled approximately $169,000 and $148,000 for the years ended December 31, 2021 and 2020, respectively. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

The Series A Preferred Stock may, at the option of the holder, be converted at any time after the first anniversary of the issuance of the Series A Preferred Stock or from time to time thereafter into 166,667 post-split shares of common stock that such holder is entitled to in proportion to the 500,000 shares of Series A Preferred so designated in the Certificate of Designation.

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

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of December 31, 2021 and 2020 total 2,604,000 and 2,190,000, respectively. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

On March 2, 2021, the Company entered into the Purchase Agreement with a single institutional investor in a private placement to sell (i) 23,500,000 shares of its common stock, (ii) pre-funded warrants to purchase up to an aggregate of 51,500,000 shares of its common stock, and (iii) warrants to purchase up to an aggregate of 82,500,000 shares of its common stock for gross proceeds of approximately $6,000,000. The combined purchase price for one share of common stock and associated Warrant is $0.08 and for one Pre-Funded Warrant and associated Warrant is $0.0799. The sale of the securities under the Purchase Agreement closed on March 5, 2021. The pre-funded warrants have an exercise price of $0.0001 per share, subject to adjustment as set forth in the pre-funded warrants for stock splits, stock dividends, recapitalizations and similar events.  The pre-funded warrants will be exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. In addition, the Company agreed to issue to the placement agent (or its designees) warrants to purchase a number of shares equal to 8.0% of the aggregate number of shares and pre-funded warrant shares sold under the Purchase Agreement, or warrants to purchase an aggregate of up to 6,000,000 shares. The placement agent warrants generally will have the same terms as the warrants, except they will have an exercise price of $0.10.

Warrants Summary

The following table summarizes the Company’s warrant activity during the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2020	2,190,000	$0.0520
Granted - prefunded	51,500,000	0.0001
Granted	88,914,000	0.0812
Outstanding, December 31, 2021	142,604,000	$0.0515	3.69	$6,906,182

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

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  The modification of these options did not result in any additional compensation because there was no change in the fair value. As of December 31, 2021, 8,000,000 options have been exchanged for 4,800,000 shares that were issued under the executed exchange agreement.

The Company granted 1,500,000 options during the year ended December 31, 2020 at an average grant date fair value of $0.057 determined using the Black-Scholes option pricing model, with 500,000 options vesting immediately and 1,000,000 options vesting over a two-year time frame in four equal six-month periods.

On September 30, 2021, the Board of Directors of the Company consented to cancelling and reissuance of 23,000,000 options, previously issued during the year 2021, in an effort to incentivize management, employees, and consultants of the Company. The options issued on September 30, 2021 have an exercise price of the $0.105 and vest immediately.

The Company recognized $4,599,391 and 92,496 of stock option expense during the year ended December 31, 2021. The remaining expense for unvested options of $37,243 at December 31, 2021, will be recognized on a straight-line basis over the remaining vesting period of 6 months.

Options Summary

The following table summarizes the Company’s option activity during the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2020	20,212,174	$0.068
Expired	(565)	420.000
Exchanged for common stock	(5,000,000)	0.041
Granted	38,500,000	0.105
Outstanding, December 31, 2021	53,711,609	$0.093	4.17	$936,000

Exercisable, December 31, 2021	53,461,609	$0.093	4.17	$916,000

The following table summarizes the Company’s options as of December 31, 2021:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.041	14,000,000	2.60	14,000,000
$0.065	1,000,000	3.50	750,000
$0.105	38,500,000	4.75	38,500,000
$0.240	208,160	5.21	208,160
$70.260	3,449	0.50	3,449
Total	53,711,609	4.17	53,461,609

Note 7 – Commitments

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

As of December 31, 2021, the remaining balance of the SRA to be paid under the terms of the agreement is $93,578.  As of December 31, 2021, and pursuant to the SRA, Coretec was in arrears on the payment of that obligation. Accordingly, as of December 31, 2021, Coretec would be considered in default under the SRA because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the SRA, including an option to terminate the SRA if Coretec does not cure the default within 10 business days after receiving written notice by NDSU/RF.  Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the SRA. In connection with such objective, Coretec has sent NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default. Coretec did not attempt communication or receive communication from NDSU/RF during 2021.

As of the date of this report, there have been no legal proceedings initiated in connection with the SRA.  However, no assurances can be made that the prior communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.

Real property leases

On June 30, 2020, the Company moved headquarters from Tulsa, Oklahoma to Ann Arbor, Michigan at which time the Company terminated the lease agreement in Tulsa. The Company continued to occupy the office space in Ann Arbor under the lease agreement that was executed on December 3, 2019. The Company signed a one-year lease in Ann Arbor, Michigan commencing January 1, 2020, with an annual rent obligation of $15,120 ($1,260 per month). The Company renewed the Ann Arbor lease for 2021 under the same terms.  On September 30, 2021, the Company received $45,000 to vacate the leased space and assign the lease to a third party, which is recorded as other income in the consolidated statements of operations. The Company is currently leasing office space in Ann Arbor on a month-to-month basis at a rate of $800 per month. Rent expense for the office operating leases was $13,740 and $25,592 and for the years ended December 31, 2021 and 2020, respectively.

On December 14, 2021, the Company entered into an annual lease of a wet laboratory in the same facility as the Company’s office headquarters. The annual rent obligation is $12,600 payable in equal monthly installments. The Company took possession of the space in March of 2022.

Supply Agreement

During June 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase 500 grams of cyclohexasilane, Si6H12 (CHS) for $185,000. The supply agreement was originally valid until March 31, 2021, however, due to delays resulting from Covid-19 and production delays, both companies agreed to extend the contract duration until all 500 grams of cyclohexasilane is delivered by Evonik. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement. Evonik has produced and delivered 150 grams of CHS as of December 31, 2021 and upon remaining product delivery and invoicing, the Company will owe the remaining $92,500.

Note 8 – Related Party Transactions

The Company entered into a consulting agreement dated March 20, 2017 with Mr. Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Mr. Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. Mr. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. Mr. Kraft was owed $51,720 in unpaid consulting fees and out of pocket expenses, which is included in accounts payable and accrued expenses for the year ended December 31, 2020. On November 1, 2021 Mr. Kraft’s compensation was altered to an hourly rate of $187.50 for contract services. During the years ended December 31, 2021 and 2020, the Company recognized approximately $182,000 and $180,000 of expense respectively, under the terms of the agreements.

The Company entered into a one-year consulting agreement with Matthew Hoffman (“Hoffman”), effective May 21, 2020 and expiring May 19, 2021.  Under the terms of the agreement, Hoffman held the position of Director of Finance. On June 30, 2020 Ron Robinson, Chief Financial Officer and Judith Keating, Corporate Secretary both retired from the Company. As part of the management transition plan, Hoffman was elevated to Chief Financial Officer and Corporate Secretary on June 30, 2020. The Company renewed the contract with Hoffman under similar terms through May 31, 2022. Under the terms of the agreement, Hoffman will be paid a monthly fee of $8,000 and shall make up to twenty hours per week available to the Company for each week of each month. During the years ended December 31, 2021 and 2020, the Company recognized approximately $104,000 and $42,000 of consulting expense respectively.

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. Mr. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Mr. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options were fully vested pursuant to the Board of Directors consent, effective September 30, 2021. During the year ended December 31, 2021, the Company recognized approximately $111,000 of consulting expense, under the terms of the agreement and prior consulting work. As a result of Mr. Kappers’ CEO appointment, Mr. Kraft transitioned to President and will continue to focus on commercialization of CHS and expanding the IP portfolio. In addition, Mr. Kappers was also appointed to the Board of Directors.

Note 9 – Subsequent Events

On January 11, 2022, the Company announced that it had partnered with The University of Adelaide, one of the global top universities in the field of applied glass science and photonics, to develop a glass to be used in the Company’s CSpace, a 3D static volumetric display technology. This project will be jointly funded by The University of Adelaide.

On January 25, 2022, the Company named Katie Merx its Vice President of Communications. Merx will have overall responsibility for the Company’s global communications, including brand messaging, corporate and financial communications, executive support, and media relations.

On February 9, 2022, a consultant of the Company exchanged 1,500,000 options for 900,000 shares of rule 144 common stock. This transaction was pursuant to the June 8, 2020 consent by the Board of Directors for a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.

On February 9, 2022, the Company agreed to settle accrued liabilities in the amount of $17,298 due to a consultant for 660,126 common shares. This transaction was pursuant to the November 10, 2021 Board of Directors consent to issue S8 common stock from the 2018 Equity Incentive Plan. The number of shares issued to satisfy the liabilities was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average.