Form 10-Q
period 2022-03-31
CORETEC GROUP INC.
filed 2022-05-10
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of May 10, 2022, the issuer had 255,615,791 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$3,560,954	$4,053,327
Prepaid expenses	105,739	133,491
Total current assets	3,666,693	4,186,818

Property and equipment, net	5,837	-

Other assets:
Intangibles, net	968,947	989,604
Goodwill	166,000	166,000
Deposits-other	69,196	16,343
Total other assets	1,204,143	1,171,947
Total Assets	$4,876,673	$5,358,765

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$401,342	$307,096
Total current liabilities	401,342	307,096

Long term debt, net	1,202,251	1,187,518
Total Liabilities	1,603,593	1,494,614

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 255,615,791 and 254,055,581 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	51,121	50,809
Additional paid-in capital	17,383,221	17,295,262
Accumulated deficit	(14,161,331)	(13,481,989)
Total Stockholders' Equity	3,273,080	3,864,151
Total Liabilities and Stockholders' Equity	$4,876,673	$5,358,765

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Income:
Revenue	$-	$-

Expenses:
Research and development	198,494	37,601
General and administrative	433,323	342,458
Interest	47,990	58,362
Total expenses	679,807	438,421

Other income	465	-

Net loss	$(679,342)	$(438,421)
Loss per share:
Basic and diluted	$(0.003)	$(0.002)

Weighted average shares outstanding, basic and diluted	254,932,103	222,856,458

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and THREE MONTHS ENDED MARCH 31, 2021

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2021	345,000	$69	254,055,581	$50,809	$17,295,262	$(13,481,989)	$3,864,151
Options issued for compensation and services	-	-	-	-	70,973	-	70,973
Common stock issued for liabilities	-	-	660,210	132	17,166	-	17,298
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(679,342)	(679,342)
Balance March 31, 2022	345,000	$69	255,615,791	$51,121	17,383,221	$(14,161,331)	$3,273,080

Balance December 31, 2020	345,000	$69	213,751,145	$42,750	$8,033,313	$(7,339,175)	$736,957
Cumulative change in accounting for beneficial conversion feature	-	-	-	-	(988,900)	126,125	(862,775)
Debt converted to common stock	-	-	1,519,757	304	49,696	-	50,000
Common stock issued for liabilities	-	-	1,716,447	343	69,921	-	70,264
Exchange of stock options for common stock	-	-	1,200,000	240	(240)	-	-
Private placement stock issuance	-	-	23,500,000	4,700	4,908,500	-	4,913,200
Warrants issued	-	-	-	-	62,785	-	62,785
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(438,421)	(438,421)
Balance March 31, 2021	345,000	$69	241,687,349	$48,337	12,153,798	$(7,651,471)	$4,550,733

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,

	2022	2021
Cash Flows from Operating Activities
Net loss	$(679,342)	$(438,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99	-
Amortization - intangibles	20,657	20,057
Amortization - debt discount	14,733	21,526
Options issued for services	70,973	18,723
Change in:
Prepaid expenses	27,752	25,158
Deposits	(52,853)	(12,750)
Accounts payable and accrued liabilities	111,545	346,492

Net cash used in operating activities	(486,436)	(19,215)

Cash Flows from Investing Activities
Purchases of equipment	(5,936)	-

Cash Flows from Financing Activities
Payments on notes payable	-	(23,181)
Proceeds from debt and warrants issued	-	334,651
Proceeds from private placement stock issued	-	4,913,200
Net cash provided by financing activities	-	5,224,670

Net change in cash	(492,372)	5,205,455
Cash, beginning of period	4,053,327	22,219

Cash, end of period	$3,560,954	$5,227,674

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$33,298	$33,603
Non-Cash Financing Activities
Notes payable converted to common stock	$-	$50,000
Stock options exchanged for common stock	$180	$240
Common stock issued to satisfy liabilities	$17,298	$70,264

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

	March 31,
	2022	2021
Options	53,161,609	18,212,174
Warrants	142,604,000	142,604,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	39,836,388	47,720,365
Total potentially dilutive shares	235,716,997	208,651,539

Research and Development

Research and development costs are expensed as incurred.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncement recently adopted by the Company:

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity.  The Company adopted ASU 2021-04 on January 1, 2022. The Company will consider this guidance for modifications or exchanges of freestanding equity-classified written call options.

Note 3 – Intangibles

The following table sets forth patents:

	March 31,	December 31,
Patents	2022	2021
Gross Carrying Amount	$1,400,000	$1,400,000
Accumulated Amortization	(441,260)	(421,203)
	$958,740	$978,797

The patents were obtained with the September 30, 2016 reverse acquisition of the 3DIcon Corporation. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Intangible assets include $12,007 of capitalized website costs during 2021. Accumulated amortization was $1,800 and $1,200 as of March 31, 2022 and December 31, 2021, respectively. Amortization expense for the next five fiscal years is expected to be approximately $2,400, annually.

Note 4 –Notes Payable

	March 31,	December 31,
Long term debt:	2022	2021
10% Promissory note due January 2024	$1,310,617	$1,310,617
Less:
Warrants issued	(82,672)	(93,929)
Debt issue costs	(25,694)	(29,171)
Total long term debt	$1,202,251	$1,187,518

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

There were no warrants issued under the Credit Agreement during the three months ended March 31, 2022. The allocated cost of the warrants issued amounted to $62,784 during the three months ended March 31, 2021, and is being amortized over the life of the debt. $11,257 and $11,088 was amortized during the three months ended March 31, 2022 and 2021, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs are being amortized over the life of the debt. The Company amortized $3,476 and $3,656 during the three months ended March 31, 2022 and 2021, respectively.

Note 5 – Commitments and Contingencies

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of March 31, 2022 total 2,604,000. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

There was no warrant activity for the three months ended March 31, 2022. The following table summarizes the Company’s warrants as of the March 31, 2022:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, March 31, 2022	142,604,000	$0.0515	4.39	$2,405,050

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

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  The modification of these options did not result in any additional compensation because there was no change in the fair value. During the three months ended March 31, 2022, 1,500,000 options were exchanged for 900,000 shares that were issued under the executed exchange agreement.

On March 23, 2022 the Company granted 950,000 options at an average grant date fair value of $0.055 determined using the Black-Scholes option pricing model. The options were granted to an employee and independent contractor for the Company.

The following table summarizes the Company’s option activity during the three-month period ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2021	53,711,609	$0.093
Options granted	950,000	0.055
Exchanged for common stock	(1,500,000)	0.041
Outstanding, March 31, 2022	53,161,609	$0.093	3.98	$72,500

Exercisable, March 31, 2022	52,911,609	$0.093	3.98	$72,500

The following table summarizes the Company’s options as of March 31, 2022:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.041	12,500,000	2.35	12,500,000
$0.055	950,000	5.00	950,000
$0.065	1,000,000	3.25	750,000
$0.105	38,500,000	4.50	38,500,000
$0.240	208,160	4.97	208,160
$70.260	3,449	0.25	3,449
Total	53,161,609	3.98	52,911,609

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

Leases

The Company is currently leasing office space in Ann Arbor, Michigan on a month-to-month basis at a rate of $800 per month. On December 14, 2021, the Company entered into an annual lease of a wet laboratory in the same facility as the Company’s office headquarters. The annual rent obligation is $12,600 payable in equal monthly installments. The Company began using the space in March of 2022. Rent expense for the operating leases was $4,707 and $3,780 for the three months ended March 31, 2022 and 2021, respectively.

Supply Agreement

During June 2020, the Company entered into a supply agreement with Evonik Operations GmbH to purchase 500 grams of cyclohexasilane, Si6H12 (CHS) for $185,000. The supply agreement was originally valid until March 31, 2021, however, due to delays resulting from Covid-19 and production delays, both companies agreed to extend the contract duration until all 500 grams of cyclohexasilane is delivered by Evonik. The Company paid Evonik Operations GmbH $92,500 on July 20, 2020, to initiate production of CHS, in accordance with the agreement. Evonik has produced and delivered 150 grams of CHS as of March 31, 2022 and upon remaining product delivery and invoicing, the Company will owe the remaining $92,500.

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

Battery Development Business

The Company is developing a lithium-ion battery with a silicon anode under the name of EndurIon. The battery industry acknowledges silicon as the next frontier in increasing battery life and utility. To date, battery developers have experienced expansion and contraction problems with silicon anodes as lithium-ions are absorbed and discharged. During this process, larger silicon particles break down, immediately reducing the charging capacity of the anodes. The Company’s battery development program, EndurIon, addresses this problem by using silicon-based nanoparticles to mitigate the swelling and pulverization issues that are common in early iterations of silicon anodes. Additionally, EndurIon nanoparticles are being engineered to reduce silicon breakdown and will allow lithium-ions to travel faster to the necessary silicon atoms, leading to faster charging times.

EndurIon is being designed to improve battery cycling stability, enable longer run times, and allow for greater energy density in applications such as electric vehicles, military technologies, mobile devices, and space exploration.

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

Near-Term Revenue Opportunities

Opportunities for near-term revenue continue to be explored in battery and microelectronic markets. Interest in the use of silicon in Li-ion batteries continues to increase driven by the growing demand for electrical vehicles, the exploitation of mobile electronics, and energy storage systems for backup power and improved efficiency of home and commercial wind and solar systems. Discussions are ongoing with suppliers of Li-ion battery anode materials that are seeking next generation materials to further increase performance while improving lifetime, charging time, safety and reliability. We believe these suppliers will be well positioned to take advantage of the benefits provided by cyclohexasilane (CHS) when combined as a liquid with other solid-based materials. While we believe the use of CHS in Li-ion batteries will provide near term revenue, we also continue to explore revenue opportunities in microelectronics and especially those early adopter markets where advanced microelectronics are being developed in lower volumes and with less price sensitivity.

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

On February 24, 2022, the Company announced the hiring of a full time research scientist and opening of a new wet laboratory. The Company plans to use the lab to develop CHS, create silicon quantum dots, and create silicon-anode active materials for lithium-ion batteries. The lab design includes a fume hood and glove box, which is necessary to handle pyrophoric materials such as silane gases and certain hydrides.

On February 28, 2022, the Company filed a full utility patent on its provisional patent for the development of advanced silicon anodes using CHS and other silanes. This patent application covers the use of CHS to produce a wide variety of silicon anodes for use in lithium-ion batteries.

On March 16, 2022 the Company presented at a two-day U.S. conference on accelerating the development of a domestic battery supply chain. Representing the Company was Dr. Michelle Tokarz, Vice President of Partnerships and Innovation. Tokarz spoke about The Company’s development of a lithium-ion battery with a silicon anode. The Company is using the unique characteristics of cyclohexasilane and similar molecules to enhance the performance of silicon anodes. The Company’s approach is new to the industry and protected by the company’s recent application for a full utility patent.

On April 29, 2022 the Company held it’s Q1 2022 shareholder call and announced it’s battery development program, EndurIon. EndurIon is being designed to improve battery cycling stability, enable longer run times, and allow for greater energy density in applications such as electric vehicles, military technologies, mobile devices, and space exploration.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021.

Revenue

We did not have revenue for the three-month periods ended March 31, 2022 and 2021.

Research and Development Expenses

The research and development expenses were $198,494 and $37,601 for the three months ended March 31, 2022 and March 31, 2021, respectively. These costs represent sponsored research, stock options, labor, consulting, amortization of patent costs, and intangible legal expenses.

The approximate $161,000 increase includes an increase in sponsored research expenses of approximately $126,000, an increase of stock option expense of approximately $11,000, an increase of labor and consultant costs of approximately $10,000, an increase of legal costs for patents of approximately $10,000, and an increase of $4,000 for travel expenses.

General and Administrative Expenses

Our general and administrative expenses were $433,323 for the three months ended March 31, 2022, as compared to $342,458 for the three months ended March 31, 2021.

The approximate $91,000 expense increase includes an increase in legal expenses of approximately $25,000, an increase in recruiting expenses of approximately $25,000, and an increase of stock option expense of approximately $41,000.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $47,990 as compared to $58,362 for the three months ended March 31, 2021.  The approximately $10,000 net decrease was the result of a reduction in interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. As a result of the securities purchase agreement and capital raise of $6,000,000 in March of 2021, management believes that the Company has sufficient capital commitments to fund the development of its planned products and to pay operating expenses for a period of more than one year following the issuance of these consolidated financial statements. In addition, the Company will continue to leverage stock-for-services whenever possible.

The operating budget consists of the following expenses:

●	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
●	Hiring and retaining executive officers for technology, operations and finance.
●	Professional fees for accounting and audit; legal services for securities and financing; patent research and protection.
●	Continued development of CHS and similar silicon technologies.

We had net cash of $3,560,954 at March 31, 2022.

We had positive working capital of $3,265,351 at March 31, 2022.

During the three months ended March 31, 2022, we used $486,436 of cash for operating activities, a net increase of $467,221 or 2,432% compared to the three months ended March 31, 2021.

The net increase in the use of cash for operating activities was a result of an increase in the net loss of $240,921, a decrease in the amortization and depreciation of $6,094, an increase in expense of options of $52,250, an increase in prepaid expenses of $2,594, a decrease in deposits of $40,103, and an increase in accounts payable and accrued liabilities of $234,947.

During the three months ended March 31, 2022, we used $5,936 of cash on purchases of equipment for investing activities compared to $0 for the three months ended March 31, 2021

During the three months ended March 31, 2022, there was $0 of net cash provided by financing activities, a decrease of $5,224,670 compared to the three months ended March 31, 2021.

The decrease was a result of $4,913,200 in net proceeds of private placement stock issued and $334,651 in net proceeds of debt and warrants issued, offset by $23,181 of payments on notes payable.

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

Significant Accounting Policies

There has been no change in the significant accounting policies summarized in our Form 10-K for the year ended December 31, 2021, which was filed on March 21, 2022.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

THE CORETEC GROUP INC.

Date: May 10, 2022	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer