Form 10-Q
period 2022-06-30
CORETEC GROUP INC.
filed 2022-07-27
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of July 27, 2022, the issuer had 256,483,573 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$3,104,112	$4,053,327
Prepaid expenses	71,470	133,491
Total current assets	3,175,582	4,186,818

Property and equipment, net	71,059	-

Other assets:
Intangibles, net	948,289	989,604
Goodwill	166,000	166,000
Deposits-other	4,550	16,343
Total other assets	1,118,839	1,171,947
Total Assets	$4,365,480	$5,358,765

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$443,212	$307,096
Total current liabilities	443,212	307,096

Long term debt, net	1,216,867	1,187,518
Total Liabilities	1,660,079	1,494,614

Stockholders' equity:

Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 256,483,573 and 254,055,581 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	51,295	50,809
Additional paid-in capital	17,422,337	17,295,262
Accumulated deficit	(14,768,300)	(13,481,989)
Total Stockholders' Equity	2,705,401	3,864,151
Total Liabilities and Stockholders' Equity	$4,365,480	$5,358,765

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	121,862	198,394	320,356	235,996
General and administrative	438,136	2,517,170	871,458	2,859,628
Interest	47,451	72,576	95,442	130,938
Total expenses	607,449	2,788,140	1,287,256	3,226,562

Other income	480	-	946	-

Net loss	$(606,969)	$(2,788,140)	$(1,286,311)	$(3,226,562)
Loss per share:
Basic and diluted	$(0.002)	$(0.011)	$(0.005)	$(0.014)

Weighted average shares outstanding, basic and diluted	255,422,376	247,060,586	255,905,052	235,063,138

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 and SIX MONTHS ENDED JUNE 30, 2021

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2021	345,000	$69	254,055,581	$50,809	$17,295,262	$(13,481,989)	$3,864,151
Options issued for compensation and services	-	-	-	-	70,973	-	70,973
Common stock issued for liabilities	-	-	660,210	132	17,166	-	17,298
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(679,342)	(679,342)
Balance March 31, 2022	345,000	$69	255,615,791	$51,121	17,383,221	$(14,161,331)	$3,273,080

Common stock issued for liabilities	-	-	867,782	174	20,393	-	20,567
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(606,969)	(606,969)
Balance June 30, 2022	345,000	$69	256,483,573	$51,295	17,422,337	$(14,768,300)	$2,705,401

Balance December 31, 2020	345,000	$69	213,751,145	$42,750	$8,033,313	$(7,339,175)	$736,957
Cumulative change in accounting for beneficial conversion feature	-	-	-	-	(988,900)	126,125	(862,775)
Debt converted to common stock	-	-	1,519,757	304	49,696	-	50,000
Common stock issued for liabilities	-	-	1,716,447	343	69,921	-	70,264
Exchange of stock options for common stock	-	-	1,200,000	240	(240)	-	-
Private placement stock issuance	-	-	23,500,000	4,700	4,908,500	-	4,913,200
Warrants issued	-	-	-	-	62,785	-	62,785
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(438,421)	(438,421)
Balance March 31, 2021	345,000	$69	241,687,349	$48,337	12,153,798	$(7,651,471)	$4,550,733

Debt converted to common stock	-	-	5,471,125	1,094	178,906	-	180,000
Common stock issued for liabilities	-	-	3,327,280	665	322,645	-	323,310
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Options issued for compensation and services	-	-	-	-	2,340,723	-	2,340,723
Net loss for the period	-	-	-	-	-	(2,788,140)	(2,788,140)
Balance June 30, 2021	345,000	$69	251,385,754	$50,276	14,995,892	$(10,439,611)	$4,606,626

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,

	2022	2021
Cash Flows from Operating Activities
Net loss	$(1,286,311)	$(3,226,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,223	-
Amortization - patents and other intangibles	41,315	40,115
Amortization - debt discount	29,349	57,752
Options issued for compensation and services	89,696	2,359,446
Change in:
Prepaid expenses	62,021	69,768
Deposits	11,793	(12,750)
Accounts payable and accrued liabilities	173,981	317,476
Net cash used in operating activities	(875,933)	(394,755)

Cash Flows from Investing Activities
Capitalized website costs	-	(12,007)
Purchases of equipment	(73,282)	-
Net cash used in investing activities	(73,282)	(12,007)

Cash Flows from Financing Activities
Payments on notes payable	-	(46,580)
Proceeds from debt and warrants issued	-	334,651
Proceeds from private placement stock issued	-	4,913,200
Net cash provided by financing activities	-	5,201,271

Net change in cash	(949,215)	4,794,509
Cash, beginning of period	4,053,327	22,219

Cash, end of period	$3,104,112	$4,816,728

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$65,196	$33,753
Non-Cash Financing Activities
Notes payable converted to common stock	$-	$230,000
Stock options exchanged for common stock	$180	$420
Common stock issued to satisfy liabilities	$37,865	$393,574

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

Intangibles

Intangible assets consist of patents and capitalized website costs. Intangible assets are recorded at cost (or fair value as of the date of acquisition in business combinations), and intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

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

	June 30,
	2022	2021
Options	53,158,160	39,711,609
Warrants	142,604,000	142,604,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	39,836,388	42,249,240
Total potentially dilutive shares	235,713,548	224,679,849

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

Note 3 – Intangibles

The following table sets forth patents:

	June 30,	December 31,
Patents	2022	2021
Gross Carrying Amount	$1,400,000	$1,400,000
Accumulated Amortization	(461,318)	(421,203)
	$938,682	$978,797

The patents were obtained with the September 30, 2016 reverse acquisition of the 3DIcon Corporation. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Intangible assets include $12,007 of capitalized website costs during 2021. Accumulated amortization was $2,400 and $1,200 as of June 30, 2022 and December 31, 2021, respectively. Amortization expense for the next five fiscal years is expected to be approximately $2,400, annually.

Note 4 –Notes Payable

	June 30,	December 31,
Long term debt:	2022	2021
10% Promissory note due January 2024	$1,310,617	$1,310,617
Less:
Warrants issued	(71,415)	(93,929)
Debt issue costs	(22,336)	(29,171)
Total long term debt	$1,216,867	$1,187,518

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due on the 15th day of the 4th anniversary of each advance with the first capital payment due on March 15, 2024. The Promissory Note has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of June 30, 2022, DAF has advanced $2,170,000 with $175,000 funded subsequent to quarter end (See Note 6) and no definitive date or commitment to advance the remaining $155,000. Interest is accrued monthly and paid in advance for the first 12 months and thereafter interest only payments shall be paid quarterly.

On November 16, 2021, the Company countersigned a letter of variation (the “Variation”) to the credit agreement entered into, on October 4, 2019, with DAF. Pursuant to the Variation, the Lender agreed to extend the repayment days for each advance made by Lender under the credit agreement until the fourth anniversary of such advance. DAF has also communicated to the Company that interest only payments will be due on a quarterly basis, effective in January of 2022.

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

There were no warrants issued under the Credit Agreement during the six months ended June 30, 2022. The allocated cost of the warrants is amortized over the life of the debt, with $22,514 and $45,412 amortized during the six months ended June 30, 2022 and 2021, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs are being amortized over the life of the debt. The Company amortized $6,835 and $12,340 during the six months ended June 30, 2022 and 2021, respectively.

Note 5 – Commitments and Contingencies

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of June 30, 2022 total 2,604,000. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

There was no warrant activity for the six months ended June 30, 2022. The following table summarizes the Company’s warrants as of the June 30, 2022:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, June 30, 2022	142,604,000	$0.0515	4.14	$1,539,850

Options

Stock options for employees, directors or consultants are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are vested. Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

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

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  The modification of these options did not result in any additional compensation because there was no change in the fair value. During the six months ended June 30, 2022, 1,500,000 options were exchanged for 900,000 shares that were issued under the executed exchange agreement.

On March 23, 2022 the Company granted 950,000 options at an average grant date fair value of $0.055 determined using the Black-Scholes option pricing model. The options were granted to an employee and independent contractor for the Company.

The following table summarizes the Company’s option activity during the six-month period ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2021	53,711,609	$0.093
Options granted	950,000	0.055
Options expired	(3,449)	70.260
Exchanged for common stock	(1,500,000)	0.041
Outstanding, June 30, 2022	53,158,160	$0.089	3.74	$-

Exercisable, June 30, 2022	53,158,160	$0.089	3.74	$-

The following table summarizes the Company’s options as of June 30, 2022:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.041	12,500,000	2.10	12,500,000
$0.055	950,000	4.73	950,000
$0.065	1,000,000	3.00	1,000,000
$0.105	38,500,000	4.25	38,500,000
$0.240	208,160	4.72	208,160
Total	53,158,160	3.74	53,158,160

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

Leases

The Company is headquartered in Ann Arbor, Michigan where it currently leasing office space and a wet laboratory in the same facility, under gross lease terms. On December 14, 2021, the Company entered into an annual lease for the wet laboratory. The annual rent obligation is $12,600 payable in equal monthly installments. The Company began using the wet laboratory space in March of 2022. On May 1, 2022 the Company entered into an annual lease for dedicated office space. The annual office rent obligation is $42,000 payable in equal monthly installments.

Rent expense for the operating leases was $15,773 and $8,432 for the six months ended June 30, 2022 and 2021, respectively.

Note 6 – Subsequent Events

On July 15, 2022, DAF advanced gross proceeds of $175,000 to the Company under the terms of the credit agreement detailed in Note 4.

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

On April 29, 2022 the Company held its Q1 2022 shareholder call and announced its battery development program, Endurion. Endurion is being designed to improve battery cycling stability, enable longer run times, and allow for greater energy density in applications such as electric vehicles, military technologies, mobile devices, and space exploration.

On June 3, 2022 the Company filed a trademark application with the U.S. Patent and Trademark Office for Endurion.

On June 7, 2022 the Company announced its participation and planned attendance in electric vehicles and battery conferences and tradeshows. The Company plans to leverage the EV and battery industries’ top technical, business, and networking events to strengthen and expand its relationships, meet potential partners and clients, and grow awareness of the Company’s Endurion battery development program.

On June 28, 2022 the Company announced the appointment of cleantech public relations firm FischTank PR to bolster visibility in cleantech, automotive and electric vehicle sectors. FischTank PR will cover the responsibilities of Katie Merx, Vice President of Communications who left the Company in June of 2022.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021.

Revenue

We did not have revenue for the three-month periods ended June 30, 2022 and 2021.

Research and Development Expenses

The research and development expenses were approximately $122,000 and $198,000 for the three months ended June 30, 2022 and June 30, 2021, respectively. The approximately $76,000 decrease is related to a decrease of $129,000 of stock option expense which was offset by increases of approximately $25,000 for labor costs and approximately $28,000 for wet laboratory operations.

General and Administrative Expenses

Our general and administrative expenses were approximately $438,000 for the three months ended June 30, 2022, as compared to $2,517,000 for the three months ended June 30, 2021.

The approximate $2,079,000 expense reduction includes a decrease in stock option expense of approximately $2,194,000 and a decrease in discretionary marketing expenses of $27,000. These reductions were offset by approximate increases of $116,000 for professional fees, an increase in labor and consultant expenses of approximately $9,000, an increase in rent expenses of approximately $7,000, an increase in travel and meal expenses of approximately $6,000, and an aggregate increase of approximately $4,000 for other costs.

Interest Expense

Interest expense for the three months ended June 30, 2022 was approximately $47,000 as compared to $73,000 for the three months ended June 30, 2021. The approximately $25,000 net decrease was the result of a reduction in interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021.

Revenue

We did not have revenue for the three-month periods ended June 30, 2022 and 2021.

Research and Development Expenses

The research and development expenses were $320,000 and $236,000 for the six months ended June 30, 2022 and June 30, 2021, respectively.

The approximate $84,000 increase includes an increase in sponsored research expenses of approximately $126,000, an increase of labor related expenses of approximately $40,000, an increase of wet laboratory operations of approximately $28,000, and an aggregate increase of approximately $8,000 for other costs. These increases were offset by approximately $118,000 of stock option expense.

General and Administrative Expenses

Our general and administrative expenses were $871,000 for the six months ended June 30, 2022, as compared to $2,860,000 for the six months ended June 30, 2021.

The approximate $1,988,000 expense decrease includes decrease in stock option expense of approximately $2,152,000, a decrease in discretionary marketing expenses of $30,000, and an aggregate decrease of approximately $4,000 for other costs. These cost reductions were offset by increases of approximately $135,000 for professional fees, an increase of in recruiting expenses of approximately $26,000, an increase in travel and meal expenses of approximately $14,000, an increase in consulting expenses of approximately $9,000, an increase in rent expenses of approximately $7,000, and an increase in labor related expenses of approximately $7,000.

Interest Expense

Interest expense for the six months ended June 30, 2022 was approximately $95,000 as compared to approximately $131,000 for the six months ended June 30, 2021.  The approximately $36,000 net decrease was the result of a reduction in interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

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

The operating budget consists of the following expenses:

●	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
●	Hiring and retaining executive officers for technology, operations and finance.
●	Professional fees for accounting, audit, and mergers and acquisitions; legal services for securities and financing; patent research and protection.
●	Continued development of CHS and similar silicon technologies.

We had net cash of $3,104,112 at June 30, 2022.

We had positive working capital of $2,732,370 at June 30, 2022.

During the six months ended June 30, 2022, we used $875,933 of cash for operating activities, a net increase of $481,178 or 122% compared to the six months ended June 30, 2021.

The net increase in the use of cash for operating activities was a result of a decrease in the net loss of $1,940,251, a decrease in amortization and depreciation of $24,980, a decrease in expense of options of $2,269,750, a decrease in the change in prepaid expenses of $7,747, an increase in the change in deposits of $24,543, and a decrease in the change in accounts payable and accrued liabilities of $143,495.

During the six months ended June 30, 2022, we used $73,282 of cash for investing activities, a net increase of $61,275 or 510% compared to the six months ended June 30, 2021.

The net increase in the use of cash for investing activities was a result of $73,282 used for equipment during the six months ended June 30, 2022 compared to $0 for the six months ended June 30, 2021. This equipment cash use was offset by $0 used for capitalized website costs compared to $12,007 for the six months ended June 30, 2021

During the six months ended June 30, 2022, there was $0 of net cash provided by financing activities, a decrease of $5,201,271 compared to the six months ended June 30, 2021. The decrease was a result of $4,913,200 in net proceeds of private placement stock issued and $334,651 in net proceeds of debt and warrants issued, offset by $46,580 of payments on notes payable for the six months ended June 30, 2021.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

THE CORETEC GROUP INC.

Date: July 27, 2022	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer