Form 10-Q
period 2022-09-30
CORETEC GROUP INC.
filed 2022-10-31
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the issuer had 267,556,422 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$2,776,077	$4,053,327
Prepaid expenses	129,720	133,491
Total current assets	2,905,797	4,186,818

Property and equipment, net	75,835	-

Other assets:
Intangibles, net	927,632	989,604
Goodwill	166,000	166,000
Deposits-other	4,550	16,343
Total other assets	1,098,182	1,171,947
Total Assets	$4,079,814	$5,358,765

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$91,498	$-
Accounts payable and accrued expenses	303,068	307,096
Total current liabilities	394,566	307,096

Long term debt, net	1,398,560	1,187,518
Total Liabilities	1,793,126	1,494,614

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 257,256,422 and 254,055,581 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	51,449	50,809
Additional paid-in capital	17,435,148	17,295,262
Accumulated deficit	(15,199,978)	(13,481,989)
Total Stockholders' Equity	2,286,688	3,864,151
Total Liabilities and Stockholders' Equity	$4,079,814	$5,358,765

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	80,167	192,255	400,524	428,251
General and administrative	301,004	2,480,697	1,172,463	5,340,325
Interest	52,831	44,077	148,273	175,015
Total expenses	434,002	2,717,029	1,721,260	5,943,591

Other income	2,324	45,124	3,271	45,124

Net loss	$(431,678)	$(2,671,905)	$(1,717,989)	$(5,898,467)
Loss per share:
Basic and diluted	$(0.002)	$(0.011)	$(0.007)	$(0.024)

Weighted average shares outstanding, basic and diluted	256,912,934	251,965,750	255,923,378	240,775,933

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2021	345,000	$69	254,055,581	$50,809	$17,295,262	$(13,481,989)	$3,864,151
Options issued for compensation and services	-	-	-	-	70,973	-	70,973
Common stock issued for liabilities	-	-	660,210	132	17,166	-	17,298
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(679,342)	(679,342)
Balance March 31, 2022	345,000	$69	255,615,791	$51,121	17,383,221	$(14,161,331)	$3,273,080

Common stock issued for liabilities	-	-	867,782	174	20,393	-	20,567
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(606,969)	(606,969)
Balance June 30, 2022	345,000	$69	256,483,573	$51,295	17,422,337	$(14,768,300)	$2,705,401

Common stock issued for liabilities	-	-	772,849	154	8,710	-	8,864
Warrants issued	-	-	-	-	4,101	-	4,101
Net loss for the period	-	-	-	-	-	(431,678)	(431,678)
Balance September 30, 2022	345,000	$69	257,256,422	$51,449	17,435,148	$(15,199,978)	$2,286,688

Balance December 31, 2020	345,000	$69	213,751,145	$42,750	$8,033,313	$(7,339,175)	$736,957
Cumulative change in accounting for beneficial conversion feature	-	-	-	-	(988,900)	126,125	(862,775)
Debt converted to common stock	-	-	1,519,757	304	49,696	-	50,000
Common stock issued for liabilities	-	-	1,716,447	343	69,921	-	70,264
Exchange of stock options for common stock	-	-	1,200,000	240	(240)	-	-
Private placement stock issuance	-	-	23,500,000	4,700	4,908,500	-	4,913,200
Warrants issued	-	-	-	-	62,785	-	62,785
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(438,422)	(438,422)
Balance March 31, 2021	345,000	$69	241,687,349	$48,337	12,153,798	$(7,651,472)	$4,550,732

Debt converted to common stock	-	-	5,471,125	1,094	178,906	-	180,000
Common stock issued for liabilities	-	-	3,327,280	665	322,645	-	323,310
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Options issued for compensation and services	-	-	-	-	2,340,723	-	2,340,723
Net loss for the period	-	-	-	-	-	(2,788,140)	(2,788,140)
Balance June 30, 2021	345,000	$69	251,385,754	$50,276	14,995,892	$(10,439,612)	$4,606,625

Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Options issued for compensation and services	-	-	-	-	2,221,223	-	2,221,223
Net loss for the period	-	-	-	-	-	(2,671,905)	(2,671,905)
Balance September 30, 2021	345,000	$69	252,285,754	$50,456	17,216,935	$(13,111,517)	$4,155,943

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,

	2022	2021
Cash Flows from Operating Activities
Net loss	$(1,717,989)	$(5,898,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,430	-
Amortization - patents and other intangibles	61,972	60,772
Amortization - debt discount	45,394	73,720
Options issued for compensation and services	89,696	4,580,669
Change in:
Prepaid expenses	105,215	52,363
Deposits	11,793	11,750
Accounts payable and accrued liabilities	42,701	308,779
Net cash used in operating activities	(1,356,788)	(810,414)

Cash Flows from Investing Activities
Capitalized website costs	-	(12,007)
Purchases of equipment	(80,265)	-
Net cash used in investing activities	(80,265)	(12,007)

Cash Flows from Financing Activities
Payments on notes payable	(9,946)	(90,505)
Proceeds from debt and warrants issued	169,749	334,651
Proceeds from private placement stock issued	-	4,913,200
Net cash provided by financing activities	159,803	5,157,346

Net change in cash	(1,277,250)	4,334,925
Cash, beginning of period	4,053,327	22,219

Cash, end of period	$2,776,077	$4,357,144

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$106,783	$92,434
Non-Cash Financing Activities
Notes payable converted to common stock	$-	$230,000
Stock options exchanged for common stock	$180	$600
Common stock issued to satisfy liabilities	$46,729	$393,574

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

	September 30,
	2022	2021
Options	53,158,160	53,711,609
Warrants	142,814,000	142,604,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	45,155,537	40,914,134
Total potentially dilutive shares	241,242,697	237,344,743

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

Note 3 – Intangibles

The following table sets forth patents:

	September 30,	December 31,
Patents	2022	2021
Gross Carrying Amount	$1,400,000	$1,400,000
Accumulated Amortization	(481,375)	(421,203)
	$918,625	$978,797

The patents were obtained with the September 30, 2016 reverse acquisition of the 3DIcon Corporation. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Intangible assets include $12,007 of capitalized website costs during 2021. Accumulated amortization was $3,000 and $1,200 as of September 30, 2022 and December 31, 2021, respectively. Amortization expense for the next four fiscal years is expected to be approximately $2,400, annually.

Note 4 –Notes Payable

The following table sets forth the notes payable:

	September 30,	December 31,
	2022	2021
Notes payable:
5.26% Insurance premium finance agreement due June 2023	$91,498	$-
Notes payable - current	$91,498	$-

Long term debt:
10% Promissory note due January 2024	$1,485,617	$1,310,617
Less:
Warrants issued	(63,684)	(93,929)
Debt issue costs	(23,373)	(29,171)
Total long term debt	$1,398,560	$1,187,518

5.26% Insurance premium finance agreement, due by June 2023

The Company entered into an insurance financing agreement in August 2022 totaling $101,444. The monthly payments under the agreement are due in ten installments of $10,391. The Company has made payments on the note of $10,391 as of September 30, 2022.

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due on the 15th day of the 4th anniversary of each advance with the first capital payment due on March 15, 2024. The Promissory Note has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of September 30, 2022, DAF has advanced $2,345,000 with no definitive date or commitment to advance the remaining $155,000. Interest is accrued monthly and paid in advance for the first 12 months and thereafter interest only payments shall be paid quarterly.

On November 16, 2021, the Company countersigned a letter of variation (the “Variation”) to the credit agreement entered into, on October 4, 2019, with DAF. Pursuant to the Variation, the Lender agreed to extend the repayment days for each advance made by Lender under the credit agreement until the fourth anniversary of such advance. DAF also communicated to the Company that interest only payments would be due on a quarterly basis, effective January of 2022.

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

Under the terms of the Credit Agreement, warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share were issued to DAF. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants. As of September 30, 2022, 2,814,000 warrants have been granted under the terms of the DAF Credit Agreement. There were 210,000 warrants issued under the Credit Agreement during the nine months ended September 30, 2022. The allocated cost of the warrants amounted to $4,101 and $62,784 during the nine months ended September 30, 2022 and the year ended December 31, 2021. The allocated cost of the warrants is amortized over the life of the debt, with $34,346 and $35,358 amortized during the nine months ended September 30, 2022 and 2021, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $5,250 and $10,350 for nine months ended September 30, 2022 and the year ended December 31, 2021. Those costs are being amortized over the life of the debt. The Company amortized $11,048 and $11,978 during the nine months ended September 30, 2022 and 2021, respectively.

Note 5 – Commitments and Contingencies

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of September 30, 2022 total 2,814,000. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The following table summarizes the Company’s warrants as of September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2021	142,604,000	$0.0515
Granted	210,000	0.0520
Outstanding, September 30, 2022	142,814,000	$0.0515	3.89	$1,333,850

Options

Stock options for employees, directors or consultants are valued at the date of award, which does not precede the approval date, and compensation cost is recognized in the period the options are vested. Stock options generally become exercisable on the date of grant and expire based on the terms of each grant.

The estimated fair value of options for common stock granted is determined using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  The modification of these options did not result in any additional compensation because there was no change in the fair value. During the nine months ended September 30, 2022, 1,500,000 options were exchanged for 900,000 shares that were issued under the executed exchange agreement.

On March 23, 2022 the Company granted 950,000 options at an average grant date fair value of $0.055 determined using the Black-Scholes option pricing model. The options were granted to an employee and independent contractor for the Company.

The following table summarizes the Company’s option activity during the nine-month period ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2021	53,711,609	$0.093
Options granted	950,000	0.055
Options expired	(3,449)	70.260
Exchanged for common stock	(1,500,000)	0.041
Outstanding, September 30, 2022	53,158,160	$0.089	3.48	$-

Exercisable, September 30, 2022	53,158,160	$0.089	3.48	$-

The following table summarizes the Company’s options as of September 30, 2022:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.041	12,500,000	1.85	12,500,000
$0.055	950,000	4.48	950,000
$0.065	1,000,000	2.75	1,000,000
$0.105	38,500,000	4.00	38,500,000
$0.240	208,160	4.47	208,160
Total	53,158,160	3.48	53,158,160

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

Leases

The Company is headquartered in Ann Arbor, Michigan where it is leasing office space and a wet laboratory in the same facility, under gross lease terms. On December 14, 2021, the Company entered into an annual lease for a wet laboratory. The annual rent obligation is $12,600 payable in equal monthly installments. The Company began using the wet laboratory space in March of 2022. On May 1, 2022 the Company entered into an annual lease for dedicated office space. The annual office rent obligation is $42,000 payable in equal monthly installments.

Rent expense for the operating leases was $29,952 and $11,340 for the nine months ended September 30, 2022 and 2021, respectively.

Note 6 – Subsequent Events

On October 14, 2022, the Company granted options to purchase a total of 24,000,000 shares of the Company’s common stock at an exercise price of $0.0277 per share. The options are exercisable for a period of five years from the date of issuance. Of the 24,000,000 total options granted, (i) options to purchase 3,000,000 shares of common stock were granted to Victor Keen, the Company’s co-chairman; (ii) options to purchase 3,000,000 shares of common stock were issued to Simon Calton, the Company’s co-chairman; (iii) options to purchase 7,000,000 shares of common stock were issued to Matthew Kappers, the Company’s Chief Executive Officer and Director; (iv) options to purchase 5,000,000 shares of common stock were issued to Matthew Hoffman, the Company’s Chief Financial Officer; and (vi) options to purchase an aggregate of 6,000,000 shares of common stock were issued to various employees and consultants of the Company. Specific individuals and positions held are relative to the time of the grant awards.

On October 18, 2022 the Company announced the appointment of Matthew Hoffman to Chief Operating Officer and full-time employee of the Company. Mr. Hoffman will retain his role as Chief Financial Officer and Corporate Secretary. In connection with Mr. Hoffman’s appointment as Chief Operating Officer, the Company entered into an employment agreement with Mr. Hoffman, pursuant to which he will receive an annual base salary of $200,000. The Company also accepted the resignation of Michael Kraft as President. Mr. Kraft will remain associated with the Company in the role of Senior Advisor.

On October 21, 2022 an investor provided notice of cash exercise for pre-funded warrants with a price per share of $0.0001. The warrant exercise results in an issuance of 10,300,000 common shares for cash consideration of $1,030.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements, other than statements of historical fact made in this report, are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

This Quarterly Report on Form 10-Q includes the accounts of The Coretec Group Inc., an Oklahoma corporation, together with its wholly-owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation formed in North Dakota (individually referred to as “Coretec”). References in this Report to “the Company,” “we,” “our,” “us,” or the “Group” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise. The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

The Company has since launched a new battery development program, called Endurion, which utilizes a surface-functionalized silicon-based anode. Endurion aims to disrupt the battery industry by developing a fast-charging, improved cycling and increased energy density lithium-ion battery. These battery innovations are made possible by the opening of the Company’s fully operational wet laboratory on February 24, 2022.

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

Early adoption of these technologies and resulting product solutions is anticipated in markets for energy storage (lithium-ion batteries), solid-state lighting (LEDs), solar energy, and printable electronics.

Cyclohexasilane, in particular, stands at the center of the Company’s technology. With the highest number of silicon atoms per molecule of any currently available silicon precursor, it has the best potential for higher process yields.

Battery Development Business

The Company is developing a lithium-ion battery with a silicon-based anode under the name Endurion. The battery industry acknowledges silicon as the next frontier in increasing battery life and utility. To date, battery developers have experienced expansion and contraction problems with silicon anodes including continual formation and degradation of solid-electrolyte-interphase (SEI) material as lithium-ions are absorbed and discharged. During this process, silicon particles can break down, immediately reducing the charging capacity of the anodes. Additionally, the continual formation of SEI material consumes lithium-ions that are then unavailable for charging and can cause negative effects on cycle life. The Company’s battery development program, Endurion, addresses this problem by using silicon-based nanoparticles to mitigate the swelling and pulverization issues that are common in early iterations of silicon anodes. Additionally, Endurion nanoparticles are being engineered to create silicon-based nanoparticles with an inherent SEI layer that will allow better conduction of lithium-ions across the SEI layer, thus leading to better cycle life.

Using a bottom-up wet chemistry approach, Endurion is being designed to increase energy density in batteries and allow for greater endurance, enhanced performance, and larger capacity in burgeoning applications such as electric vehicles, military technologies, mobile devices, and space exploration.

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

On January 11, 2022, the Company entered into a partnership with The University of Adelaide, one of the global top universities in the field of applied glass science and photonics, to develop a glass to be used as part CSpace’s 3D static, volumetric display.

The Company plans to commercialize the CSpace volumetric 3D technology through customer-funded research-and-development contracts and technology licensing agreements for such high-value applications as air-traffic control, design visualization, and medical imaging. The Company plans to develop products for contract engineering and with joint development customers. At this time the Company does not have any commercialized products and does not plan to develop its own products based on the CSpace technology due to the high–value, low-volume nature of the best-fit initial applications for this technology. These applications include but are not limited to the following:

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

On February 24, 2022, the Company announced the hiring of a full-time research scientist and opening of a new wet laboratory. The Company plans to use the lab to develop CHS, create silicon quantum dots, and create silicon-anode active materials for lithium-ion batteries. The lab design includes a fume hood and glove box, which is necessary to handle pyrophoric materials such as silane gases and certain hydrides.

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

On August 17, 2022 the Company held a shareholder call to discuss the Company’s achievements in 2022, while also providing insights into the growth and development goals the Company aims to achieve. In the first half of this year, Coretec devoted significant time and resources toward the development of its Endurion battery program, which applies the Company’s expertise in silicon nanoparticles to manufacture silicon anodes for faster-charging, improved cycling, and increased energy density lithium-ion batteries. The Company also discussed the opening of its own, fully operational wet laboratory, the hiring of Research Scientist, Dr. Nathanael Downes, Ph.D. and filing a full utility patent on the company’s provisional patent for the development of advanced silicon anodes using CHS and other silanes.

On September 7, 2022 the Company provided an update on its CSpace technology partnership with The University of Adelaide. For background, the Company’s CSpace technology controls two invisible infrared lasers to generate visible, 3D image pixels in an imaging chamber. The imaging chamber relies on rare earth ions that are dispersed within the chamber material to create visible pixels at the locations where the two lasers intersect. 3D images are created by scanning the two lasers across the imaging chamber material. The Company has previously examined the use of low-phonon energy NaYF4 single crystal, and ZBLAN fluoride glass as the imaging chamber material.

The challenge in creating high-quality imaging is both materials are difficult to produce at a sufficient quality and size, certainly not enough to be considered commercially useful. Currently, the University is examining four types of alternative low-phonon energy glasses that hold potential for large-scale manufacturing with high optical quality.

As a first proof-of-concept step, they have fabricated four small-scale (1-inch) glasses, doped with the same amount of the rare earth ion Er3+ which can generate green image pixels using a dual-infrared laser system. According to preliminary results, a specific type of heavy metal oxide glass is brighter than the reference ZBLAN fluoride glass under the pulsed dual-infrared laser system at Adelaide, while the other types of glasses are considerably dimmer.

On September 27, 2022 the Company reported initial findings from its cyclohexasilane (CHS) testing with the French Alternative Energies and Atomic Energy Commission. Earlier this year, the Company began working with Pascale Chenevier, Senior Scientist in nanosciences for energy at The CEA in France, to test the potential growth of silicon nanowires, a key material in the development of lithium-ion batteries.

The goal of the tests was to determine the ability to grow silicon nanowires from the Company’s proprietary CHS technology. During initial testing, The CEA found promising results. The organization has previously used several silane-based materials in their research and revealed that CHS demonstrated the lowest deposition temperatures they have observed to date and showed the highest yields of silicon nanomaterials. Additionally, the testing found a unique hybrid of composite materials, consisting of both nanowires as well as nanoflakes, when using CHS as a silicon source.

On October 14, 2022, the Company granted options to purchase a total of 24,000,000 shares of the Company’s common stock at an exercise price of $0.0277 per share. The options are exercisable for a period of five years from the date of issuance. Of the 24,000,000 total options granted, (i) options to purchase 3,000,000 shares of common stock were granted to Victor Keen, the Company’s co-chairman; (ii) options to purchase 3,000,000 shares of common stock were issued to Simon Calton, the Company’s co-chairman; (iii) options to purchase 7,000,000 shares of common stock were issued to Matthew Kappers, the Company’s Chief Executive Officer and Director; (iv) options to purchase 5,000,000 shares of common stock were issued to Matthew Hoffman, the Company’s Chief Financial Officer; and (vi) options to purchase an aggregate of 6,000,000 shares of common stock were issued to various employees and consultants of the Company.

On October 17, 2022, Michael Kraft resigned as President of the Company with immediate effect. Following Mr. Kraft’s resignation, he will serve as Senior Advisor to the Company.

On October 18, 2022, the Company announced the appointment of Matthew Hoffman, Chief Financial Officer of the Company, as Chief Operating Officer of the Company. In connection with Mr. Hoffman’s appointment as COO, the Company entered into an employment agreement (“Employment Agreement”) with Mr. Hoffman. Pursuant to the Employment Agreement, Mr. Hoffman will receive an annual base salary of $200,000. Mr. Hoffman will also be eligible for an annual incentive bonus, with a target payout of twenty percent (20%) of his then-current base salary, beginning with the Company’s 2023 fiscal year, upon meeting objectives set by the board of directors.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021.

Revenue

We did not have revenue for the three-month periods ended September 30, 2022 and 2021.

Research and Development Expenses

The research and development expenses were approximately $80,000 and $192,000 for the three months ended September 30, 2022 and September 30, 2021, respectively. The approximate $112,000 decrease is related to a decrease of $105,000 of stock option expense and approximate$37,000 decrease for research materials which was offset by increases of approximately $23,000 for labor costs and $7,000 for wet laboratory operations.

General and Administrative Expenses

Our general and administrative expenses were approximately $301,000 for the three months ended September 30, 2022, as compared to $2,481,000 for the three months ended September 30, 2021.  The approximate $2,180,000 expense reduction includes a decrease in stock option expense of approximately $2,116,000, a decrease in general administrative consulting expenses of approximately $54,000, and a decrease in sales and marketing consulting expenses of approximately $44,000. These reductions were offset by approximate increases of $16,000 for discretionary marketing expenses, $10,000 for payroll and labor expenses, and an aggregate increase of approximately $8,000 for other costs.

Interest Expense

Interest expense for the three months ended September 30, 2022 was approximately $53,000 as compared to $44,000 for the three months ended September 30, 2021. The approximate $9,000 net increase was the result of an increase in interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021.

Revenue

We did not have revenue for the nine-month periods ended September 30, 2022 and 2021.

Research and Development Expenses

The research and development expenses were approximately $400,000 and $428,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The approximate $28,000 expense reduction includes a decrease stock option expense of approximately of $223,000, and a decrease in consulting expense of approximately $11,000. These decreases were offset by an increase in sponsored research and material expenses of approximately $93,000, an increase of labor related expenses of approximately $69,000, an increase of wet laboratory operations of approximately $34,000, and an aggregate increase of approximately $10,000 for other costs.

General and Administrative Expenses

Our general and administrative expenses were approximately $1,172,000 for the nine months ended September 30, 2022, as compared to $5,340,000 for the nine months ended September 30, 2021. The approximate $4,168,000 expense decrease includes decrease in stock option expense of approximately $4,268,000, a decrease in sales and marketing consulting expense of approximately $35,000, a decrease in general consulting expense of approximately $54,000, and a decrease in discretionary marketing expenses of $19,000. These cost reductions were offset by increases of approximately $141,000 for professional fees, an increase in outside service expense of approximately $25,000, an increase in rent expense of approximately $17,000, an increase in labor related expenses of approximately $15,000, and an aggregate increase of approximately $4,000 for other costs.

Interest Expense

Interest expense for the nine months ended September 30, 2022 was approximately $148,000 as compared to approximately $175,000 for the nine months ended September 30, 2021.  The approximate $27,000 net decrease was the result of a reduction in interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

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

The operating budget consists of the following expenses:

●	General and administrative expenses: salaries, insurance, investor related expenses, rent, travel, website, etc.
●	Hiring and retaining executive officers for technology, operations and finance.
●	Professional fees for accounting, audit, and mergers and acquisitions; legal services for securities and financing; patent research and protection.
●	Continued development of Endurion, CHS, and similar silicon technologies.

We had net cash of $2,776,077 at September 30, 2022.

We had positive working capital of $2,511,231 at September 30, 2022.

During the nine months ended September 30, 2022, we used $1,356,788 of cash for operating activities, a net increase of $546,374 or 67% compared to the nine months ended September 30, 2021. The net increase in the use of cash for operating activities was a result of a decrease in the net loss of $4,180,478, a decrease in amortization and depreciation of $22,696, a decrease in expense of options of $4,490,973, an increase in the change in prepaid expenses of $52,852, an increase in the change in deposits of $43, and a decrease in the change in accounts payable and accrued liabilities of $266,078.

During the nine months ended September 30, 2022, we used $80,265 of cash for investing activities, a net increase of $68,258 or 568% compared to the nine months ended September 30, 2021. The net increase in the use of cash for investing activities was a result of $80,265 used for equipment during the nine months ended September 30, 2022 compared to $0 for the nine months ended September 30, 2021. The cash used for equipment was offset by $0 used for capitalized website costs compared to $12,007 for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, there was $159,803 of net cash provided by financing activities, a decrease of $4,997,543 compared to the nine months ended September 30, 2021. The decrease was a result of $4,913,200 in net proceeds of private placement stock issued and $164,902 in net proceeds of debt and warrants issued, offset by a reduction of $80,559 for payments on notes payable compared to the nine months ended September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

THE CORETEC GROUP INC.

Date: October 31, 2022	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer