Form 10-K
period 2022-12-31
CORETEC GROUP INC.
filed 2023-03-17
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2022 was $4,118,214.

As of March 17, 2023, the issuer had 268,871,202 outstanding shares of Common Stock.

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

Overview of the Company.

Coretec’s Technology. The Coretec Group owns intellectual property and patents related to the production and application of engineered silicon to enable new technologies and to improve the lifespan and performance of a variety of materials in a range of industries. The Company is exploring opportunities to use its silicon discoveries and developments to improve the performance of lithium-ion batteries, solid-state LED lights and semiconductors, among other technologies. It is also exploring ways to use its intellectual property to develop optical plastics to advance development of its CSpace 3D imaging chamber.

Endurion. The Company is developing a lithium-ion battery with a silicon-based anode under the name Endurion. The battery industry acknowledges silicon as the next frontier in increasing battery life and utility. To date, battery developers have experienced expansion and contraction problems with silicon anodes including continual formation and degradation of solid-electrolyte-interphase (SEI) material as lithium-ions are absorbed and discharged. During this process, silicon particles can break down, immediately reducing the charging capacity of the anodes. Additionally, the continual formation of SEI material consumes lithium-ions that are then unavailable for charging and can cause negative effects on cycle life. The Company’s battery development program, Endurion, addresses this problem by using silicon-based nanoparticles to mitigate the swelling and pulverization issues that are common in early iterations of silicon anodes. Additionally, Endurion nanoparticles are being engineered with an inherent SEI layer that will allow better conduction of lithium-ions across the SEI layer, thus leading to better cycle life. Using a bottom-up wet chemistry approach, Endurion is being designed to increase energy density in batteries and allow for greater endurance, enhanced performance, and larger capacity in burgeoning applications such as electric vehicles, military technologies, mobile devices, and space exploration.

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

The Company also envisions long-term potential in several emerging markets where there are opportunities to convert CHS into nanoparticles and nanowires, for such purposes as:

●	Energy storage
●	Solid-state LED lighting
●	Light sensing spectrometers
●	Printable electronics
●	Building-integrated photovoltaic (BIPV) solar energy

Enhancement of CSpace. The Company’s CSpace segment is developing technologies to produce 360-degree volumetric, high-resolution images in a 3D image chamber. The Company is applying its technical expertise and intellectual property in silicon-based materials to advance commercialization prospects for its CSpace technology.

A key challenge in the evolution of CSpace® is the development of the material used for the image chamber. The Company is exploring and testing a variety of glass alternatives with a focus primarily in optimizing the weight and cost of a glass medium.

Near-Term Revenue Opportunities. Opportunities for near-term revenue continue to be explored in battery and microelectronic markets. Interest in the use of silicon in Li-ion batteries continues to increase driven by the growing demand for electrical vehicles, the growth of mobile electronics, and energy storage systems for backup power in commercial wind and solar systems. Discussions are ongoing with end-users of Li-ion battery anode materials that are seeking next generation materials to further increase performance while improving lifetime, charging time, safety and reliability.

We believe these users will be well positioned to benefit from Endurion. While we believe Endurion will provide near term revenue, we also continue to explore revenue opportunities with CHS in microelectronics and especially those early adopter markets where advanced microelectronics are being developed in lower volumes and with less price sensitivity.

Endurion Business

The global demand for an improved battery is increasing exponentially. The lithium-ion battery market size is expected to grow from $45 billion in 2022 to $135 billion by 2031; with a compounded annual growth rate of 13% over that time period. The Company’s plan is to develop a Li-ion battery with a silicon-based anode. Research has shown that silicon has a 10X increased capacity of energy storage. So, even incremental amounts of silicon in the traditional graphite matrix could contribute substantially to overall increased anode capacity. The Coretec Group’s unique functionalized silicon nanoparticle anode material with an engineered SEI layer allows greater ability to access the unique material properties of silicon potentially leading to increased energy density, faster charging, and enhanced cycle life.

Endurion Business Model

Coretec’s business model for Endurion is to use its expertise in engineering silicon to create modified silicon nanoparticles for the Endurion battery. The Company uses its personnel, laboratory, and physical assets to research and develop Endurion. In addition, the Company will utilize the resources of outside vendors for products and services including outside testing providers, chemical material suppliers, and battery manufacturers.

Potential Applications for Endurion Revenue

●	Electric vehicles
●	Consumer electronics
●	Stationery and utility-scale energy storage for green energy development – wind and solar
●	Military vehicles, drones, and weapon systems as well as wearable power for soldiers

Endurion Competition

The global lithium-ion battery market size was valued at USD $45 billion in 2022 and a number of multi-billion dollar companies such as Panasonic and Samsung manufacture Li-ion batteries. Lithium silicon batteries are a subclass of the total Li-ion battery market.  The global adoption of electric vehicles is driving the growth in battery innovation.  A number of private and public companies are attempting to improve lithium-ion batteries by using silicon in the battery anode.  To date, a proven solution for a silicon based anode has yet to be commercialized on a large scale.

The Company’s wet chemistry approach is innovative and ground breaking.  The Endurion technology will produce an anode for lithium-ion batteries with an artificial SEI layer on silicon nanoparticles.  The competitive advantage of Endurion is realizing the immense benefits of silicon in lithium-ion batteries and achieving:

●	Greater energy density
●	Faster charging
●	Improved cycle life

Cyclohexasilane Business

The Company’s business model is to identify and commercialize disruptive technologies requiring silicon that serve advanced technology markets. Sources of disruptive technology are often licensed technology created by major universities, institutes, national laboratories and other research centers. Where technology does not already exist, the Company intends to sponsor and jointly develop research with its customers, as well continue its research in the Company’s lab.

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

Volumetric 3D Display Business

The Company owns the rights to a patented volumetric 3D display technology that was developed by and with the University of Oklahoma (the “University”) under a Sponsored Research Agreement (“SRA”). The development to date has resulted in multiple technologies, two working laboratory prototypes (Lab Proto 1 and Lab Proto 2). Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies. On December 28, 2010, the United States Patent and Trademark Office (“USPTO”) approved the patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913. On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe the foundation of what is called CSpace® technology (“CSpace”).

Overview of Volumetric 3D Display Technology

CSpace is a patented glasses-free 3D static volumetric display technology that is being designed to produce high-resolution full- color, true 3D images from 3D datasets generated by imaging systems or transformed from raw datasets (e.g., cyber data) that can benefit from visualization in 3D. Coretec CSpace will deliver 800 million voxels in a full color desktop format having a 360 degree viewing angle. The creation of high resolution images in a glass chamber reduces eye and cognitive fatigue that can degrade user comfort, endurance and reliability during decision making

Commercialization Strategy and Target Applications

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

Intellectual Property – Patents

Pending Applications

●	“Method of preparing CYCLOSILANE” – applications filed in the United States and internationally, September 27, 2021
●	“Development of Advanced Silicon Anodes Using Cyclohexasilane other Silanes”, PCT application filed, February 22, 2022
●	“Method for Fabricating Silicon Quantum Dots” PCT application filed, August 30, 2022
●	“Cyclohexasilane Derived Silicon-based Ultraviolet Light Emitting Diodes”, application filed in the United States, December 2, 2022

Granted

●	"Ultra High-Resolution Volumetric Three-Dimensional Display” - 9,423,682, August 23, 2016
●	“Hloform 3D Projection Display” – 9,477,087, October 25, 2016

Licensed

●	The following patents are exclusively licensed to the Company from the University of Oklahoma:

United States Patents Granted

●	“3D Volumetric Display” - 8,247,755, August 21, 2012
●	“3DLight Surface Display” - 8,075,139, December 13, 2011
●	“Light Surface Display for Rendering a Three-Dimensional Image” - 7,858,913, December 28, 2010
●	“Computer System with Digital Micromirror Device” – 8,487,865, July 16, 2014

International Patents Granted-Japan

●	“Light Surface Display for Rendering a Three-Dimensional Image” - Japanese Patent Number 5,594,718, August 15, 2014

Recent Developments

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

On August 17, 2022 the Company held a shareholder call to discuss the Company’s achievements in 2022, while also providing insights into the growth and development goals the Company aims to achieve. In the first half of this year, Coretec devoted significant time and resources developing its Endurion battery program, which applies the Company’s expertise in silicon nanoparticles to manufacture silicon anodes for faster-charging, improved cycling, and increased energy density lithium-ion batteries. The Company also discussed the opening of its own, fully operational wet laboratory, the hiring of Research Scientist, Dr. Nathanael Downes, Ph.D. and filing a full utility patent on the company’s provisional patent for the development of advanced silicon anodes using CHS and other silanes.

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

On January 12, 2023, Douglas Freitag resigned as a member of the Board of Directors of The Company. Mr. Freitag will continue to support and advise the Company in the capacity of senior consultant. Mr. Freitag’s resignation was not as a result of any disagreements with the Company’s board of directors or management, but to allow him for sufficient time to commit to his primary business.

Employees

We have built an experienced team of professionals to realize our company goals:

●	Matthew Kappers, Chief Executive Officer
●	Matthew Hoffman, Chief Financial Officer and Chief Operating Officer
●	Ramez Elgammal, PhD, Chief Technology Officer
●	Michelle Tokarz, PhD, VP of Partnerships & Innovation
●	Lindsay McCarthy, Director of Operations
●	Nathaneal Downes, Research Scientist

None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Businesses

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $16,345,313 for the period from inception (June 2, 2015) to December 31, 2022. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

The silane chemical and battery markets are global, capital intensive and highly competitive. Our competitors may have greater financial resources, as well as other strategic advantages, to maintain, improve and possibly expand their facilities, and as a result, they may be better positioned to adapt to changes in the industry or the global economy. The advantages that our competitors have over us could have a material adverse effect on our business. In addition, new entrants may increase competition in our industry, which could have a material adverse effect on our business. An increase in the use of substitutes for certain of our products also could have a material adverse effect on our financial condition and operations.

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

We may not be able to secure funding necessary to develop our CSpace technology.

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

We believe that a significant portion of our expected future revenues will be generated through licensing our technology to third parties in the lithium-ion battery market, silane market, and 3D display market. However, there is no guarantee we will be able to successfully license our technology to such companies or to other third parties.  If we fail to successfully license our technology, it could negatively impact our revenue stream and financial condition.

We may not be able to compete successfully in the markets applicable to our technology platforms.

Although the lithium-ion battery, volumetric 3D display, and silicon products technology that we are attempting to develop is new, and although at present we are aware of only a limited number of companies that have publicly disclosed their attempts to develop similar technology, we anticipate a number of companies are or will attempt to develop technologies/products that compete or will compete with our technologies. Further, even if we are the first to market with a technology of this type, and even if the technology is protected by patents or otherwise, because of the vast market and communications potential of such a product, we anticipate the market will be flooded by a variety of competitors (including traditional display companies and silicon companies), many of which will offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to prospective customers. In addition, many if not all of our competitors and potential competitors will initially be larger and have greater financial resources than we do. Some of the companies with which we may now be in competition, or with which we may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Further, technology in this industry may evolve rapidly once an initially successful product is introduced, making timely product innovations and use of new technologies essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render any product we initially market obsolete and unmarketable. If we or our partners are not able to deliver to market products that respond to industry changes in a timely manner, or if our products do not perform well, our business and financial condition will be adversely affected.

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

In addition, the development efforts of the our technology platforms are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. Our success will depend upon the ultimate products and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. The proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these may not meet applicable price or performance objectives. Unanticipated technical or other problems may occur which would result in increased costs or material delays in their development or commercialization.

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

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. As the date of this filing, we do not expect to require additional funding through December 2023 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. However, there can be no assurances that we will not need additional funding in the future or that our current cash position will be sufficient to fund any future plans to accelerate our commercialization efforts. In the event additional funding is necessary, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

At this time, we do not own all of the intellectual property in Volumetric Liquid Crystal Display or Light Surface Display for Rendering Three-Dimensional Images, and, apart from the SRA with the University and the exclusive worldwide marketing rights thereto, we have no contracts or agreements pending to acquire the intellectual property. Also, at this time, we do not own all of the intellectual property in silicon precursor uses or poly-silanes or silicon anodes and quantum dots inventions apart from the patents we have filed, which have claims which may or may not be granted, we have no contracts or agreements pending to acquire additional intellectual property in this arena.

Although we have obtained exclusive worldwide marketing rights to “Light Surface Display for Rendering Three-Dimensional Images”, technology vital to our business and growth strategy, we do not own all of the intellectual property in this technologies.  Although our exclusive worldwide marketing rights to this technology stands alone and are independent of the SRA, outside of our SRA with the University, we have no pending agreements to obtain or purchase ownership over all intellectual property in this technology.  Should the University lose their rights in such technologies or we are otherwise unable to utilize the rights obtained in such agreements it would be difficult to successfully implement our business strategy going forward and our stock value would likely decrease.

In addition, we have filed pending patent applications in the cyclohexasilane (CHS) space, silicon anode and quantum dot spaces, and although we anticipate filing additional provisional patents as we develop our technologies, these patents have claims within that may or may not be granted and any such change to these patent applications would make it difficult to successfully implement our business strategy going forward and our stock value would likely decrease.

Risks Relating to Our Current Financing Arrangements:

There are a large number of shares underlying our convertible debt and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 17, 2023, we had 268,871,202 shares of common stock issued and outstanding and convertible debt outstanding that may be converted into an estimated 45,155,537 shares of common stock and outstanding pre-funded warrants to purchase 41,200,000 shares of common stock at an exercise price of $0.0001. We also have outstanding warrants issued to purchase 2,814,000 shares of common stock at an exercise price of $0.052, outstanding warrants issued to purchase 82,500,000 shares of common stock at an exercise price of $0.08, and outstanding warrants issued to purchase 6,000,000 shares of common stock at an exercise price of $0.010. The sale of the shares underlying the convertible debt and warrants may adversely affect the market price of our common stock.

As of March 17, 2023, we have 1,231,128,798 unissued authorized shares available.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company is headquartered in Ann Arbor, Michigan where it is leasing office space and a wet laboratory in the same facility, under gross lease terms. On December 14, 2021, the Company entered into an annual lease for a wet laboratory. The annual rent obligation is $12,600 payable in equal monthly installments. The Company began using the wet laboratory space in March of 2022 and renewed the lease under the same terms for the calendar year 2023. On May 1, 2022 the Company entered into an annual lease for dedicated office space. The annual office rent obligation is $42,000 payable in equal monthly installments.

Rent expense for the wet lab and office operating leases was $41,175 and $13,740 for the years ended December 31, 2022 and 2021, respectively.

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

	High	Low
First Quarter ended March 31, 2023*	$0.05	$0.02

2022 Fiscal Year
	High	Low
First Quarter ended March 31, 2022	$0.10	$0.04
Second Quarter ended June 30, 2022	$0.06	$0.03
Third Quarter ended September 30, 2022	$0.04	$0.02
Fourth Quarter ended December 31, 2022	$0.05	$0.02

2021 Fiscal Year
	High	Low
First Quarter ended March 31, 2021	$0.51	$0.07
Second Quarter ended June 30, 2021	$0.19	$0.10
Third Quarter ended September 30, 2021	$0.29	$0.07
Fourth Quarter ended December 31, 2021	$0.10	$0.04

* Through the filing date of this report

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of the date of this filing, we had approximately 4,800 active holders of our common stock. The number of active holders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, One State Street Plaza, 30th Floor, New York, NY 10004.

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

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance The following table is as of March 17, 2023.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans not approved by security holders:

2018 EIP	1,500,000	$0.027	2,682,830
2021 EIP	61,950,000	$0.076	50,000

Recent Sales of Unregistered Securities

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

For the fiscal year ended December 31, 2022, a consultant of the Company exchanged an aggregate of 1,500,000 options for 900,000 shares of rule 144 common stock. This transaction was pursuant to the June 8, 2020 consent by the Board of Directors for a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. As of the date of this filing, a total of 9,500,000 options have been exchanged for 5,700,000 shares of rule 144 common stock under this agreement.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

Revenue

We did not have any revenues for the years ended December 31, 2022 and 2021.

Research and Development Expenses

The research and development expenses were $535,837 for the year ended December 31, 2022, as compared to $469,996 for the year ended December 31, 2021.

The approximate $66,000 increase for the year ended December 31, 2022, as compared with the year ended December 31, 2021, was a result of approximately $99,000 increase in labor and related costs, $60,000 increase in materials, supplies, and resources for laboratory expenses, approximately $126,000 increase for sponsored research and approximately $8,000 increase in other combined costs. These increased expenses were offset by reductions of approximately $181,000 for stock option expenses, approximately $56,000 for CHS materials for research activities, and approximately $18,000 for legal fees related to intellectual property.

General and Administrative Expenses

Our general and administrative expenses were $2,132,996 for the year ended December 31, 2022, as compared to $5,615,038 for the year ended December 31, 2021.

The approximately $3,482,000 net decrease was largely a result of the decrease in stock option expense. Stock option expense included in the year ended December 31, 2022 was approximately $709,000 compared with the approximately $4,365,000 of option expense incurred for the year ended December 31, 2021, resulting in a decrease of approximately $3,657,000. In addition, the Company also saw reductions of approximately $137,000 in consulting costs for sales and marketing and approximately $17,000 in costs for marketing activities.

These expense reductions were offset by increases of approximately $132,000 in professional fees, approximately $89,000 in labor related expenses, approximately $54,000 in market research expense, approximately $27,000 in rent, approximately $29,000 in recruiting and other outside services, and approximately $13,000 in insurance expenses.

Interest Expense

Interest expense was $202,751 for the year ended December 31, 2022, as compared to $229,525 for the year ended December 31, 2021. The decrease of approximately $27,000 was primarily a result of immediate expense of warrant debt costs and deferred costs related to DAF conversion of debt to equity in the year ended December 31, 2021.

Other Income

Other income was $8,260 for the year ended December 31, 2022, as compared to $45,620 for the year ended December 31, 2021. The decrease was due to a transaction on September 30, 2021, where the Company received $45,000 to vacate leased office space and assign the lease to a third party.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our responsibility for advancing our technology and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The 2023 fiscal year operating budget consists of the following expenses:

●	Research and development related expenses for Endurion battery development

●	Equipment and related infrastructure for battery fabrication and testing

●	Intellectual property patent filing via engagement of legal counsel and Chief Technical Officer

●	Continued use of public relations consulting firm, marketing outreach to bolster the Company’s message and digital platform

●	General and administrative expenses: Chief Executive and Chief Financial officer expenses, salaries, insurance, investor related expenses, rent, travel, website, etc.

●	Professional fees for accounting and audit; legal services for securities and financing

As of December 31, 2022, we had cash of $2,356,348 and a positive net working capital of $2,092,160.

During the year ended December 31, 2022, we used $1,848,892 of cash for operating activities, an increase of $734,662 or 66% compared to the year ended December 31, 2021. The increase in the use of cash for operating activities was a net result of a decrease in the loss from operations of $3,405,615, the decrease in depreciation and amortization of $25,998, the decrease in the options issued for services of $3,837,696, the decrease in common stock issued for services of $323,223, the decrease in the change in prepaid expenses of $27,183, the increase in the change in deposits of $9,190, and the increase in the change in accounts payable of $64,633.

During the year ended December 31, 2022, we used $80,265 of cash for investing activities, a net increase of $68,258 or 568% compared to the year ended December 31, 2021. The net increase in the use of cash for investing activities was a result of $80,265 used for equipment during the year ended December 31, 2022 compared to $0 for the year ended December 31, 2021. The cash used for equipment was offset by $0 used for capitalized website costs compared to $12,007 for the year ended December 31, 2021.

During the year ended December 31, 2022, there was $232,178 of cash provided by financing activities, a decrease of $4,925,167 or 95% compared to the cash provided of $5,157,345 for the year ended December 31, 2021. The decrease was a result of $4,913,200 in net proceeds of private placement stock issued and $63,456 in net proceeds of debt and warrants issued, offset by a reduction of $50,459 for payments on notes payable and $1,030 of proceeds from exercised warrants compared to the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and for the assessment of the effectiveness of internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Victor Keen	81	Director, Co-Chairman
Simon Calton	42	Director, Co-Chairman
Ronald Dombrowski	58	Director
Matthew Kappers	58	Chief Executive Officer and Director
Matthew Hoffman	46	Chief Financial Officer and Chief Operating Officer

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

Matthew Hoffman – Chief Financial Officer & Chief Operating Officer

As CFO, Matt manages organizational growth, financial reporting, modeling, and system development. Matt has worked with early-stage, high growth businesses for the past 15 years in financial and operational capacities.

Matt’s start-up experiences produced 30-40% annual growth through acquisition, first as the Controller at Adaptive Materials (AMI), a portable power development and manufacturing company, acquired by Ultra Electronics. Then as CFO of MI Bioresearch (MI Bio), a CRO for pre-clinical drug discovery, which was acquired by Covance (LabCorp). Prior to working for startups, Matt began his professional career in public accounting at Weidmayer, Schneider, Raham & Bennett. Matt holds a Bachelor of Business Administration degree from Western Michigan University, a license as a Certified Public Accountant in the State of Michigan, and a Secret level (inactive) DoD clearance.

Audit Committee

On February 25, 2008, the Board of Directors created an Audit Committee comprised of Mr. Victor Keen. We continue to evaluate the composition of our Audit Committee.

Compensation Committee

On February 25, 2008, the Board of Directors created a Compensation Committee comprised of Mr. Victor Keen. We continue to evaluate the composition of our Compensation Committee.

Nomination and Corporate Governance Committee

On February 25, 2008, the Board of Directors created Nominations and Corporate Governance Committee comprising of Mr. Victor Keen. We continue to evaluate the composition of our Nominations and Corporate Governance Committee.

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

Employment Agreements

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. The agreement between Mr. Kappers and the Company stated that Mr. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Mr. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options were fully vested pursuant to the Board of Directors consent, effective September 30, 2021. Since December 2021, the Company and Mr. Kappers have been operating under the agreement on a month to month basis. The Company recognized $154,200 of expense as CEO for the year ended December 31, 2022 and $87,500 of consulting expense to Mr. Kappers as CEO and $23,884 for consulting related to markets and financing for the year ended December 31, 2021.

The Company entered into a one-year consulting agreement with Matthew Hoffman, doing business as Integrate Growth, LLC, effective May 18, 2020 and expiring May 19, 2021.  Under the terms of the agreement, Hoffman had the position of Director of Finance. On June 30, 2020 Ron Robinson, Chief Financial Officer and Judith Keating, Corporate Secretary both retired from the Company. As part of the management transition plan Hoffman was elevated to Chief Financial Officer and Corporate Secretary on June 30, 2020. On June 23, 2021, the Company renewed the CFO and Corporate Secretary contract with Matthew L. Hoffman under similar terms of the initial contract through May 31, 2022. Mr. Hoffman and the Company operated on a month to month basis from June 1, 2022 through October 17, 2022. On October 18, 2022 the Company announced the appointment as COO, where the Company entered into an employment agreement with Mr. Hoffman. Pursuant to the Employment Agreement, Mr. Hoffman will receive an annual base salary of $200,000. Mr. Hoffman will also be eligible for an annual incentive bonus, with a target payout of twenty percent (20%) of his then-current base salary, beginning with the Company’s 2023 fiscal year, upon meeting objectives set by the board of directors. The Employment Agreement further provides that upon execution of the Employment Agreement, the Company will grant to Mr. Hoffman options to purchase 5,000,000 fully vested shares of the Company’s common stock. During the years ended December 31, 2022 and 2021, the Company recognized $103,050 and $103,950 of expense respectively, under the terms of the agreement of the consulting agreement and $50,000 of employee wage expense during the year ended December 31, 2022.

The Company entered into a consulting agreement dated March 20, 2017 with Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. All past accounts payable amounts were paid in full to Kraft in 2021. On June 21, 2021, Kraft transitioned from CEO to President with the appointment of Matthew Kappers to the role of CEO. On November 1, 2021 Kraft’s agreement was adjusted to an hourly rate of $187 per hour. During the years ended December 31, 2022 and 2021, the Company recognized $38,571 and $181,874 of expense respectively, under the terms of the agreement. Mr. Kraft resigned from as President of the Company with effect on October 17, 2022, his consulting agreement was since terminated.

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

Based on this review of the Company’s Board of Directors, only Ronald Dombrowski of the members is considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation earned in respect of our executive officers and directors for our last three completed fiscal years.

SUMMARY COMPENSATION TABLES

The following information is furnished for the years ended December 31, 2022, 2021 and 2020 for our executive officers.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation	Earning All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Matthew Kappers*	2022	$154,000	$-	$-	$196,000	$-	$-	$-	$350,000
CEO & Director	2021	$87,500	$-	$-	$914,000	$-	$-	$-	$1,001,500
	2020	$-	$-	$-	$-	$-	$-	$-	$-

Matthew Hoffman**	2022	$153,050	$-	$-	$140,000	$-	$-	$-	$293,050
CFO & COO	2021	$103,950	$-	$-	$438,000	$-	$-	$-	$541,950
	2020	$42,000	$-	$-	$37,446	$-	$-	$-	$79,446

Michael Kraft***	2022	$-	$-	$-	$-	$-	$-	$-	$-
President	2021	$181,874	$-	$-	$516,000	$-	$-	$-	$697,874
	2020	$180,000	$-	$-	$-	$-	$-	$-	$180,000

Ron Robinson ****	2022	$-	$-	$-	$-	$-	$-	$-	$-
Former CFO	2021	$-	$-	$-	$-	$-	$-	$-	$-
	2020	$40,200	$-	$-	$-	$-	$-	$-	$40,200

*Matthew Kappers was appointed as CEO in June of 2021

**Matthew Hoffman was appointed CFO in June of 2020 and COO in October 2022

***Michael Kraft served as CEO from March 2017 through June 2021, resigning as President in October 2022

****Ron Robinson resigned as CFO in June of 2020

The following information is furnished for the years ended December 31, 2022, 2021 and 2020 for our directors.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation	Earning All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Victor Keen	2022	$-	$-	$-	$84,000	$-	$-	$-	$84,000
Co-Chairman	2021	$-	$-	$-	$573,000	$-	$-	$-	$573,000
	2020	$-	$-	$-	$-	$-	$-	$-	$-

Simon Calton	2022	$-	$-	$-	$84,000	$-	$-	$-	$84,000
Co-Chairman	2021	$-	$-	$-	$573,000	$-	$-	$-	$573,000
	2020	$-	$-	$-	$-	$-	$-	$-	$-

Ron Dombrowski	2022	$-	$-	$-	$-	$-	$-	$-	$-
Director	2021	$-	$-	$-	$339,000	$-	$-	$-	$339,000
	2020	$-	$-	$-	$-	$-	$-	$-	$-

Douglas Freitag	2022	$-	$-	$-	$-	$-	$-	$-	$-
Director	2021	$-	$-	$-	$210,000	$-	$-	$-	$210,000
resigned January 2023	2020	$-	$-	$-	$-	$-	$-	$-	$-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2022:

Equity
Incentive
Plan
			Equity				Market	Equity	Awards
			Incentive				Value	Incentive	Market or
			Plan			Number	of	Plan	Payout
		Number of	Awards:			of	Shares	Awards:	Value of
	Number of	Securities	Number of			Shares	or Units	Number of	Unearned
	Securities	Underlying	Securities			or Units	of Stock	Unearned	Shares Units
	Underlying	Unexercised	Underlying			of Stock	That	Shares Units	or Other
	Unexercised	Options	Unexercised	Option		That	have	or Other	Rights That
	Options	#	Unearned	Exercise	Option	Have Not	not	Rights That	have not
	#	Un-	Options	Price	Expiration	Vested	vested	Have Not	Vested
Name	Exercisable	exercisable	#	$	Date	#	$	Vested #	$

Victor Keen, former CEO	8,000,000	-	-	$0.028 to $0.105	2026 - 2027	-	-	-	-
Michael A. Kraft, former CEO	14,208,160	-	-	$0.041 to $0.240	2024 - 2027	-	-	-	-
Matthew L. Hoffman, CFO	9,000,000	-	-	$0.028 to $0.105	2025 - 2027	-	-	-	-
Matthew J. Kappers, CEO	16,000,000	-	-	$0.041 to $0.105	2024 - 2027	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 17, 2023 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner		Common Stock Beneficial Ownership	Percent of Class (1)	Series A Preferred Beneficial Ownership	Percent of Class (12)
Named Executive Officers and Directors:
Victor Keen	(2)	107,698,311	38.9%	265,000	76.8%
Simon Calton	(3)	23,707,834	8.6%	-	-
Ronald Dombrowski	(4)	6,644,920	2.4%	-	-
Matthew Kappers	(5)	17,205,117	6.0%	-	-
Matthew Hoffman	(6)	9,000,000	3.2%	-	-

Current directors and executive officers as a group		164,256,182	52.5%	265,000	76.8%

Recent former directors and executive officers
Douglas Freitag	(7)	2,561,922	0.9%	-	-
Michael Kraft	(8)	14,208,160	5.0%	-	-

Current and former directors and executive officers as a group		181,026,264	55.0%	265,000	76.8%

Other 5% Stockholders:
Carlton James Ltd	(9)	24,259,528	9.02%	-	-
Diversified Alpha Fund	(10)	23,378,943	8.70%	-	-
Armistice Capital Master Fund Ltd	(11)	see note	9.99%	-	-

(1) Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of the date of this report, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Furthermore, the percentages set forth in this column are based on the 268,871,202 issued and outstanding shares of common stock on March 17, 2023.

(2) Represents 96,048.679 shares owned by Mr. Keen and (i) 3,561,299 shares, representing his pecuniary interest in shares held by Carlton James Ltd., (ii) 8,000,000 shares issuable upon exercise of the options held by Mr. Keen, and (iii) 88,333 shares issuable upon the conversion of 265,000 shares of Series A preferred stock held by Mr. Keen. Victor Keen is a Co-Chairman of the Company’s Board of Directors.

(3) Represents 5,771,131 shares owned by Mr. Calton and (i) 9,936,703 shares, representing his pecuniary interest in shares held by Carlton James Ltd. Simon Calton is the Co-Chairman of the Company’s Board of Directors and (ii) 8,000,000 shares issuable upon exercise of the options held by Mr. Calton.

(4) Represents 3,644,920 shares owned by Mr. Dombrowski and 3,000,000 shares issuable upon exercise of the options held by Mr. Dombrowski. Ronald Dombrowski is a Director on the Company’s Board of Directors.

(5) Represents 1,205,117 shares owned by Mr. Kappers and 16,000,000 shares issuable upon exercise of the options held by Mr. Kappers. Matthew Kappers is the Company’s CEO and Director on the Company’s Board of Directors.

(6) Represents 9,000,000 shares issuable upon exercise of options held by Mr. Hoffman. Matthew Hoffman is the Company’s Chief Financial Officer and Chief Operating Officer.

(7) Represents 561,922 shares owned by Mr. Freitag and 2,000,000 shares issuable upon exercise of the options held by Mr. Freitag. During January 2023, Douglas Freitag resigned as Director from the Company’s Board of Directors.

(8) Represents 14,208,160 shares issuable upon exercise of vested options held by Mr. Kraft. During October 2022, Michael A. Kraft resigned is position as the Company’s President.

(9) Shares held by Carlton James Ltd., are controlled by Simon Calton, the Co-Chairman of the Company’s Board of Directors.

(10) Represents 23,378,943 shares owned by Diversified Alpha Fund (DAF). In addition, the number of shares and percentage ownership set forth above do not include the 45,155,537 shares issuable upon conversions, which conversions are subject to a 9.99% ownership limitation, of outstanding balances under a Credit Agreement and related Promissory Note entered into by the Company and DAF. Accordingly, DAF’s actual beneficial ownership is 9.99% and the maximum aggregate number of shares that DAF may hold that would not result in DAF’s ownership exceeding 9.99%. DAF is managed and controlled by Mollitium Investment Management.

(11) The shares are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The number of shares excludes 123,700,000 shares of common stock issuable upon exercise of the pre-funded warrants and the warrants, both of which are subject to certain beneficial ownership limitations.  Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The business address for the Master Fund is c/o Armistice Capital, LLC, 510 Madison Avenue 7th Floor, New York 10022. The maximum aggregate number of shares that the Master Fund may hold is equal to that number of shares that would not result in the Master Fund’s ownership exceeding 9.99%.

(12) Calculated on the basis of 345,000 issued and outstanding shares of Series A Convertible Preferred Stock as of March 17, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

See Item 10. Employment Agreements

Director Independence

As discussed above, only one of the members are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2022 and 2021 were $147,900 and $76,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2022 and 2021 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years December 31, 2022 and 2021 were $3,100 and $2,850, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2022 and 2021 were $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Certificate of Incorporation (1)

3.4	Amended Certificate of Incorporation (1)

3.5	Amended Certificate of Incorporation (1)

3.6	Amended Certificate of Incorporation (3)

3.7	Amended Certificate of Incorporation (6)

3.8	Amendment to the Bylaws as of April 4, 2013 (14)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (20)

3.10	Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock (23)

3.11	Certificate of Amendment to the Certificate of Designation of the Series B Convertible Preferred Stock (25)

3.12	Amended Certificate of Incorporation (31)

4.1	Description of Securities (32)

4.2	Convertible Promissory Note dated August 1, 2012 issued to JMJ Financial (7)

4.3	Form of Convertible Bridge Note (8)

4.4	Form of Convertible Debenture dated June 25, 2013 (18)

4.5	Senior Convertible Note dated October 1, 2013 (19)

4.6	Convertible Promissory Note dated March 5, 2015 (22)

4.7	Convertible Note dated March 4, 2015 (22)

4.8	The Coretec Group, Inc. 2021 Equity Incentive Plan (36)

10.1	Securities Purchase Agreement (1)

10.2	Amendment No. 1 to Securities Purchase Agreement and Debenture (1)

10.3	Registration Rights Agreement dated November 3, 2006 (1)

10.4	$100,000 convertible debenture (1)

10.5	$1.25 million convertible debenture dated November 3, 2006 (1)

10.6	Common Stock Purchase Warrant (1)

10.7	Sponsored Research Agreement by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.8	Sponsored Research Agreement Modification No. 1 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.9	Sponsored Research Agreement Modification No. 2 by and between 3DIcon Corporation and the Board of Regents of the University of Oklahoma (1)

10.10	Amendment No. 2 to Securities Purchase Agreement, Debentures, and Registration Rights Agreement (2)

10.11	Securities Purchase Agreement dated June 11, 2007 (2)

10.12	$700,000 Convertible Debenture (2)

10.13	$1.25 million convertible debenture dated November 21, 2007 (4)

10.14	Registration Rights Agreement dated November 21, 2007 (4)

10.15	Agreement to Convert Debt to Stock dated November 30, 2010 (5)

10.16	Agreement for At-Will Employment with Assignment of Inventions, dated June 13, 2011 (9)

10.17	Agreement for At-Will Employment with Assignment of Inventions, dated March 19, 2012 (10)

10.18	Registration Rights Agreement dated August 1, 2012 (11)

10.19	Form of Securities Purchase Agreement (8)

10.20	Amendment Agreement dated December 21, 2012 (12)

10.21	Form Amendment Agreement dated January 26, 2013 (13)

10.22	Third Amendment to Securities Purchase Agreement and Convertible Note, dated July 22, 2013 (15)

10.23	Settlement Agreement, dated July 17, 2013 (16)

10.24	Order Granting Approval of Settlement Agreement, dated July 26, 2013 (16)

10.25	Second Amendment to Securities Purchase Agreement and Convertible Note, dated July 30, 2013 (17)

10.26	Securities Purchase Agreement, dated October 1, 2013 (19)

10.27	Common Stock Purchase Warrant, dated October 1, 2013 (19)

10.28	Form of Common Stock Purchase Warrant (20)

10.29	Form of Securities Purchase Agreement (20)

10.30	Mutual Release, dated January 17, 2014 (21)

10.31	Stipulation of Dismissal with Prejudice, dated January 22, 2014 (21)

10.32	Securities Purchase Agreements dated December 11, 2015 (23)

10.33	Share Exchange Agreement dated May 31, 2016 (24)

10.34	Supply Agreement date December 13, 2016 (26)

10.35	Option Agreement dated November 15, 2017 (27)

10.36	Settlement Agreement and General Release dated June 29, 2018 (28)

10.37	Credit Agreement dated as of October 4, 2019 (29)

10.38	Promissory Note dated as of October 4, 2019 (29)

10.39	Warrant dated as of October 4, 2019 (29)

10.40	Supply Agreement dated as of June 25, 2020 (30)

10.41	Consulting Agreement dated May 18, 2020, by and between the Company and Matthew Hoffman (32)

10.42	Engagement Letter dated February 26, 2021 (33)

10.43	Form of Securities Purchase Agreement (33)

10.44	Form of Warrant (33)

10.45	Form of Registration Rights Agreement (33)

10.46	Form of Placement Agent Warrant (33)

10.47	Form of Pre-funded Warrant (33)

10.48	Press Release issued March 2, 2021 (33)

10.49	Form of Option Agreement (34)

10.50	Employment Agreement dated as of June 15, 2021, by and between the Company and Mr. Kappers. (35)

10.51	Modification dated as of November 16, 2021 (37)

21.1	Subsidiaries

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

(1)	Incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007

(2)	Incorporated by reference to Form SB-2 as filed on June 14, 2007 (File No. 333-143761)

(3)	Incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761)

(4)	Incorporated by reference to Current Report on Form 8-K as filed on November 26, 2007 (File No. 333-143761)

(5)	Incorporated by reference to Current Report on Form 8-K as filed on December 7, 2010 (File No. 333-143761)

(6)	Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761)

(7)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(8)	Incorporated by reference to Current Report on Form 8-K as filed on August 31, 2012 (File No. 000-54697)

(9)	Incorporated by reference to Current Report on Form 8-K as filed on June 14, 2011 (File No. 333-143761)

(10)	Incorporated by reference to Current Report on Form 8-K as filed on March 20, 2012 (File No. 333-143761)

(11)	Incorporated by reference to Current Report on Form 8-K as filed on August 7, 2012 (File No. 000-54697)

(12)	Incorporated by reference to Current Report on Form 8-K as filed on December 31, 2012 (File No. 000-54697)

(13)	Incorporated by reference to Current Report on Form 8-K as filed on January 31, 2013 (File No. 000-54697)

(14)	Incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697)

(15)	Incorporated by reference to Current Report on Form 8-K as filed on July 26, 2013 (File No. 000-54697)

(16)	Incorporated by reference to Current Report on Form 8-K as filed on July 31, 2013 (File No. 000-54697)

(17)	Incorporated by reference to Current Report on Form 8-K as filed on August 5, 2013 (File No. 000-54697)

(18)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on August 14, 2013 (File No. 000-54697)

(19)	Incorporated by reference to Current Report on Form 8-K as filed on October 7, 2013 (File No. 000-54697)

(20)	Incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697)

(21)	Incorporated by reference to Current Report on Form 8-K as filed on January 28, 2014 (File No. 000-54697)

(22)	Incorporated by reference to Quarterly Report on Form 10-Q as filed on May 15, 2015 (File No. 000-54697)

(23)	Incorporated by reference to Current Report on Form 8-K as filed on March 24, 2016 (File No. 000-54697)

(24)	Incorporated by reference to Current Report on Form 8-K as filed on June 1, 2016 (File No. 000-54697)

(25)	Incorporated by reference to Current Report on Form 8-K as filed on October 6, 2016 (File No. 000-54697)

(26)	Incorporated by reference to Current Report on Form 8-K as filed on December 19, 2016 (File No. 000-54697)

(27)	Incorporated by reference to Current Report on Form 8-K as filed on December 6, 2017 (File No. 000-54697)

(28)	Incorporated by reference to Current Report on Form 8-K as filed on July 2, 2018 (File No. 000-54697)

(29)	Incorporated by reference to Current Report on Form 8-K as filed on October 15, 2019 (File No. 000-54697)

(30)	Incorporated by reference to Current Report on Form 8-K as filed on June 30, 2020 (File No. 000-54697)

(31)	Incorporated by reference to Current Report on Form 8-K as filed on June 22, 2017 (File No. 000-54697)

(32)	Incorporated by reference to Annual Report on Form 10-K as filed on March 12, 2021 (File No. 000-54697)

(33)	Incorporated by reference to Current Report on Form 8-K as filed on March 3, 2021 (File No. 000-54697)

(34)	Incorporated by reference to Current Report on Form 8-K as filed on April 13, 2021 (File No. 000-54697)

(35)	Incorporated by reference to Current Report on Form 8-K as filed on June 21, 2021 (File No. 000-54697)

(36)	Incorporated by reference to Current Report on Form 8-K as filed on October 1, 2021 (File No. 000-54697)

(37)	Incorporated by reference to Current Report on Form 8-K as filed on November 22, 2021 (File No. 000-54697)

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: March 17, 2023	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Victor F. Keen	Director	March 17, 2023
Victor F. Keen

By:	/s/ Simon Calton	Director	March 17, 2023
Simon Calton

By:	/s/ Ronald Dombrowski	Director	March 17, 2023
Ronald Dombrowski

The Coretec Group, Inc.

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

The Coretec Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coretec Group, Inc. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Patent Impairment Assessment

As described further in Note 1 to the consolidated financial statements, the Company reviews patents for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. In performing the review for impairment, management makes significant estimates and assumptions related to the use of the patents and forecasts of future undiscounted cash flows. The net balance of the patents was approximately $907,00 as of December 31, 2022.

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

Going Concern Assessment

As noted in the consolidated financial statements, the Company has no revenues and realized net losses each year from inception through December 31, 2022. The Company believes that the working capital as of December 31, 2022, is sufficient to fund development of its planned products and pay operating expenses for at least one year following the issuance of these consolidated financial statements, which alleviated any substantial doubt about the Company's ability to continue as a going concern. In making this determination, management prepared a short-term cash flow projection. Management used significant assumptions in preparing the short-term cash flow projection, which included expected operating costs and financing obligations.

The principal considerations for our determination that the evaluation of management's going concern analysis was a critical audit matter are the significant judgment and subjectivity from management when evaluating the uncertainty related to the Company's future cash flow projection and a high degree of auditor judgment in evaluating management's forecasts for at least the next 12 months. Our audit procedures related to the evaluation of management's forecasted expenditures and going concern analysis included the following, among others:

●	Obtaining evidence of the working capital as of December 31, 2022.
●	Evaluation of the reasonableness of key assumptions and estimates used by the management in the short-term cash flow projection in the light of its existing operating requirements and plans.
●	Testing the completeness, accuracy, and relevance of underlying data in the short-term cash flow projection.
●	Evaluation of the reasonableness of management's plans on the cash flow requirements of the operations.

/s/ HOGANTAYLOR LLP

We have served as the Company's auditor since 2016.

Tulsa, Oklahoma

March 17, 2023

THE CORETEC GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 and 2021

	2022	2021
Assets
Current assets:
Cash	$2,356,348	$4,053,327
Prepaid expenses	114,201	133,491
Total current assets	2,470,549	4,186,818

Property and equipment, net	73,462	-

Other assets:
Intangibles, net	906,975	989,604
Goodwill	166,000	166,000
Deposits-other	4,550	16,343
Total other assets	1,077,525	1,171,947
Total Assets	$3,621,536	$5,358,765

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$61,398	$-
Accounts payable and accrued expenses	316,992	307,096
Total current liabilities	378,390	307,096

Long term debt, net	1,414,826	1,187,518
Total Liabilities	1,793,216	1,494,614

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at December 31, 2022 and 2021	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 268,871,202 and 254,055,581 shares issued and outstanding at December 31, 2022 and 2021, respectively	53,772	50,809
Additional paid-in capital	18,119,792	17,295,262
Accumulated deficit	(16,345,313)	(13,481,989)
Total Stockholders' Equity	1,828,320	3,864,151
Total Liabilities and Stockholders' Equity	$3,621,536	$5,358,765

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021
Income:
Revenue	$-	$-

Expenses:
Research and development	535,837	469,996
General and administrative	2,132,996	5,615,038
Interest	202,751	229,525
Total expenses	2,871,584	6,314,559

Other income	8,260	45,620

Net loss	$(2,863,324)	$(6,268,939)
Loss per share:
Basic and diluted	$(0.011)	$(0.026)

Weighted average shares outstanding, basic and diluted	258,337,996	243,964,924

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 and 2021

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance December 31, 2020	345,000	$69	213,751,145	$42,750	$8,033,313	$(7,339,175)	$736,957
Cumulative change in accounting for beneficial conversion feature	-	-	-	-	(988,900)	126,125	(862,775)
Debt converted to common stock	-	-	8,068,628	1,613	263,845	-	265,458
Common stock issued for liabilities	-	-	2,343,495	468	94,383	-	94,851
Common stock issued for services	-	-	3,392,313	678	322,545	-	323,223
Exchange of stock options for common stock	-	-	3,000,000	600	(600)	-	-
Private placement stock issuance	-	-	23,500,000	4,700	4,908,500	-	4,913,200
Warrants issued	-	-	-	-	62,785	-	62,785
Options issued for compensation and services	-	-	-	-	4,599,391	-	4,599,391
Net loss for the period	-	-	-	-	-	(6,268,939)	(6,268,939)
Balance December 31, 2021	345,000	$69	254,055,581	$50,809	$17,295,262	$(13,481,989)	$3,864,151
Common stock issued for liabilities	-	-	3,615,621	723	59,943	-	60,666
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Warrants issued	-	-	-	-	4,102	-	4,102
Warrants exercised	-	-	10,300,000	2,060	(1,030)	-	1,030
Options issued for compensation and services	-	-	-	-	761,695	-	761,695
Net loss for the period	-	-	-	-	-	(2,863,324)	(2,863,324)
Balance December 31, 2022	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,345,313)	$1,828,320

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,863,324)	$(6,268,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,803	-
Amortization - intangibles	82,629	81,429
Amortization - debt discount	61,660	95,661
Options issued for services	761,695	4,599,391
Common stock issued for compensation and services	-	323,223
Change in:
Prepaid expenses	19,289	46,472
Deposits	11,793	2,603
Accounts payable and accrued expenses	70,563	5,930

Net cash used in operating activities	(1,848,892)	(1,114,230)

Cash Flows from Investing Activities
Purchases of equipment	(80,265)	-
Capitalized website costs	-	(12,007)
Net cash used in investing activities	(80,265)	(12,007)

Cash Flows from Financing Activities
Payments on notes payable and long term debt	(40,046)	(90,505)
Proceeds from debt and warrants issued	271,194	334,650
Proceeds from exercised warrants	1,030	-
Proceeds from private placement stock issued	-	4,913,200
Net cash provided by financing activities	232,178	5,157,345

Net change in cash	(1,696,979)	4,031,108
Cash, beginning of period	4,053,327	22,219

Cash, end of period	$2,356,348	$4,053,327

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$106,783	$92,434
Non-Cash Financing Activities
Notes payable converted to common stock	$-	$265,458
Stock options exchanged for common stock	$180	$600
Common stock issued to satisfy liabilities	$60,666	$94,851

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

Goodwill

Goodwill was acquired with the reverse acquisition. The Company evaluates the carrying value of goodwill on an annual basis and if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. When assessing whether goodwill is impaired, management considers first a qualitative approach to evaluate whether it is more likely than not the fair value of the goodwill is below its carrying amount; if so, management considers a quantitative approach by analyzing changes in performance and market-based metrics as compared to those used at the time of the initial acquisition. For the periods presented, no impairment charges were recognized.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful lives using the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Estimated useful lives of property and equipment are as follows for the major classes of assets:

Asset Description	Estimated Lives (years)
Furniture and fixtures	7
Equipment	7

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

	December 31,
	2022	2021
Options	77,158,160	53,711,609
Warrants	132,514,000	142,604,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	45,155,537	39,836,388
Total potentially dilutive shares	254,942,697	236,266,997

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

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity.  The Company adopted ASU 2021-04 on January 1, 2022. The Company did not have any modification or exchanges of freestanding written call options classified in equity during the reporting period, and therefore, it did not have a material impact on its financial statements.

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

Management is committed to utilizing this capital to expand and accelerate the development of its technology, while scaling business functions and appropriately adding resources necessary for future growth.

Note 3 – Intangibles

The following table sets forth patents:

	December 31,	December 31,
Patents	2022	2021
Gross carrying amount	$1,400,000	$1,400,000
Accumulated amortization	(501,433)	(421,203)
	$898,567	$978,797

The patents were acquired with the September 30, 2016 reverse acquisition. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Intangible assets include $12,007 of capitalized website costs incurred during the year ended December 31, 2021. Amortization expense and accumulated amortization was $2,400 for the year ended December 31, 2022 and $1,200 for the year ended December 31, 2021, respectively. Amortization expense for the next four and one-half fiscal years is expected to be approximately $2,400, annually.

Note 4 – Debt

Notes payable and long-term debt consists of the following:

	December 31,	December 31,
	2022	2021
Notes payable:
5.26% Insurance premium finance agreement due June 2023	$61,398	$-
Notes payable - current	$61,398	$-

Long term debt:
10% Promissory note due January 2024	$1,485,617	$1,310,617
Less:
Warrants issued	(51,755)	(93,928)
Debt issue costs	(19,036)	(29,171)
Total long term debt	$1,414,826	$1,187,518

5.26% Insurance premium finance agreement, due June 2023

The Company entered into an insurance financing agreement in August 2022 totaling $101,444. The monthly payments under the agreement are due in ten installments of $10,391 each.

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due on the 15th day of the 4th anniversary of each advance with the first capital payment due on March 15, 2024. The Promissory Note has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of December 31, 2022, DAF has advanced $2,345,000 with no definitive date or commitment to advance the remaining $155,000. Interest is accrued monthly and paid in advance for the first six months and thereafter interest only payments shall be paid quarterly.

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

The allocated cost of the warrants amounted to $4,102 and $62,784 for the years ended December 31, 2022 and 2021, respectively, and is being amortized over the life of the debt with $46,275 and $47,230 of allocated costs amortized during the years ended December 31, 2022 and 2021, respectively. See Note 6 for more information on the warrants.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $5,250 and $10,350 during the years ended December 31, 2022 and 2021, respectively, and are being amortized over the life of the debt with $15,385 and $14,125 amortized during the years ended December 31, 2022 and 2021, respectively.

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

On July 15, 2022 DAF, advanced gross proceeds for $175,000 to the Company under the terms of the credit agreement.

Interest payments were made to DAF from invoiced amounts total for $131,357 and $30,572 during the years ended December 31, 2022 and 2021, respectively.

Note 5 – Equity Incentive Plans

In January 2018, the Company’s 2018 Equity Incentive Plan (the “2018 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2018 EIP shall not exceed fifteen million (15,000,000) shares. The shares are included in a registration statement filed January 2018. There were 2,682,830 shares available for issuance under the 2018 EIP as of December 31, 2022.

On September 30, 2021, the Board of Directors approved The Coretec Group, Inc. 2021 Equity Incentive Plan (“2021 EIP”) which covers the potential issuance of 62,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Cash Awards. There were 50,000 shares available for issuance under the 2021 EIP as of December 31, 2022.

Note 6 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. Under the exchange agreement, 1,500,000 and 5,000,000 options were exchanged for 900,000 and 3,000,000 shares of common stock during the years ended December 31, 2022 and 2021, respectively.

On October 22, 2020, the Board of Directors consented to satisfying accrued liabilities of vendors by issuing common stock from the 2018 Equity Incentive Plan from August 26, 2020 through September 1, 2021. The number of shares issued to satisfy a liability was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average. On November 10, 2021, the Board of Directors consented to continue this practice through September 1, 2022. As part of this written consent, the Board of Directors included the use of both the 2018 and 2021 Equity Incentive Plans. On October 14, 2022 the Board of Directors further consented to extend this practice through September 1, 2023.

The stock issuance, in lieu of cash payment, requires written approval of the Chief Executive Officer. During the year ended December 31, 2022, 3,615,621 shares were issued to satisfy $60,666 of vendor accrued liabilities and services. During the year ended December 31, 2021, the Company issued 5,735,808 shares to satisfy $418,074 of vendor accrued liabilities and services.

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”) and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Company. We have not paid any cash or stock dividends to the holders of our Series A Preferred Stock. Dividends in arrears totaled approximately $190,000 and $169,000 for the years ended December 31, 2022 and 2021, respectively. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

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

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of December 31, 2022 and 2021 total 2,814,000 and 2,604,000, respectively. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The following table summarizes the Company’s warrant activity during the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2021	142,604,000	$0.0515
Granted	210,000	0.0520
Exercised	(10,300,000)	0.0001
Outstanding, December 31, 2022	132,514,000	$0.0555	3.63	$1,745,850

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

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. The modification of these options did not result in any additional compensation because there was no change in the fair value. As of December 31, 2022, 9,500,000 options had been exchanged for 5,700,000 shares of common stock.

On September 30, 2021, the Board of Directors of the Company consented to cancelling and reissuance of 23,000,000 options, previously issued during the year 2021, in an effort to incentivize management, employees, and consultants of the Company. The options issued on September 30, 2021 have an exercise price of the $0.105 and vest immediately.

On March 23, 2022, the Board of Directors of the Company consented to granting 950,000 options to new employee and a consultant. These options have an exercise price of the $0.055 and vest immediately.

On October 14, 2022, the Company granted options to purchase a total of 24,000,000 shares of the Company’s common stock at an exercise price of $0.0277 per share. The options are exercisable for a period of five years from the date of issuance and vest immediately. Of the 24,000,000 total options granted, (i) options to purchase 3,000,000 shares of common stock were granted to Victor Keen, the Company’s co-chairman; (ii) options to purchase 3,000,000 shares of common stock were issued to Simon Calton, the Company’s co-chairman; (iii) options to purchase 7,000,000 shares of common stock were issued to Matthew Kappers, the Company’s Chief Executive Officer and Director; (iv) options to purchase 5,000,000 shares of common stock were issued to Matthew Hoffman, the Company’s Chief Financial Officer; and (vi) options to purchase an aggregate of 6,000,000 shares of common stock were issued to various employees and consultants of the Company.

The Company recognized $761,695 and $4,599,391 of stock option expense during the years ended December 31, 2022 and 2021, respectively.

Options Summary

The following table summarizes the Company’s option activity during the years ended December 31, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2020	20,212,174	$0.068
Expired	(565)	420.000
Exchanged for common stock	(5,000,000)	0.041
Granted	38,500,000	0.105
Outstanding, December 31, 2021	53,711,609	0.093	4.17	$936,000
Options granted	24,950,000	0.028
Options expired	(3,449)	70.260
Exchanged for common stock	(1,500,000)	0.041
Outstanding, December 31, 2022	77,158,160	$0.070	3.72	$151,200

Exercisable options
Exercisable, December 31, 2021	53,461,609	$0.093	4.17	$916,000
Exercisable, December 31, 2022	77,158,160	$0.070	3.72	$151,200

The following table summarizes the Company’s options as of December 31, 2022:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.028	24,000,000	4.79	24,000,000
$0.041	12,500,000	1.60	12,500,000
$0.055	950,000	4.23	950,000
$0.065	1,000,000	2.50	1,000,000
$0.105	38,500,000	3.75	38,500,000
$0.240	208,160	4.21	208,160
Total	77,158,160	3.72	77,158,160

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

As of December 31, 2022, the remaining balance of the SRA to be paid under the terms of the agreement is $93,578. As of December 31, 2022, and pursuant to the SRA, Coretec was in arrears on the payment of that obligation. Accordingly, as of December 31, 2022, Coretec would be considered in default under the SRA because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the SRA, including an option to terminate the SRA if Coretec does not cure the default within 10 business days after receiving written notice by NDSU/RF. Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the SRA. In connection with such objective, Coretec has sent NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default. Coretec did not attempt communication or receive communication from NDSU/RF during the year ended December 31, 2022.

As of the date of this report, there have been no legal proceedings initiated in connection with the SRA. However, no assurances can be made that the prior communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.

Real property leases

On June 30, 2020, the Company moved headquarters from Tulsa, Oklahoma to Ann Arbor, Michigan at which time the Company terminated the lease agreement in Tulsa. The Company continued to occupy the office space in Ann Arbor under the lease agreement that was executed on December 3, 2019. The Company signed a one-year lease in Ann Arbor, Michigan commencing January 1, 2020, with an annual rent obligation of $15,120 ($1,260 per month). The Company renewed the Ann Arbor lease for 2021 under the same terms. On September 30, 2021, the Company received $45,000 to vacate the leased space and assign the lease to a third party, which is recorded as other income in the consolidated statements of operations. The Company then leased office space in Ann Arbor on a month-to-month basis at a rate of $800 per month through April 30, 2022. On May 1, 2022, the Company entered into an annual lease for dedicated office space. The annual office rent obligation is $42,000 payable in equal monthly installments.

On December 14, 2021, the Company entered into an annual lease of a wet laboratory in the same facility as the Company’s office headquarters. The annual rent obligation is $12,600 payable in equal monthly installments. The Company took possession of the space in March of 2022. On January 1, 2023, the company renewed the wet laboratory lease for the 2023 calendar year under the same terms.

Rent expense for the office operating leases was $41,175 and $13,740 for the years ended December 31, 2022 and 2021, respectively.

Note 8 – Related Party Transactions

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. The agreement between Mr. Kappers and the Company stated that Mr. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Mr. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options were fully vested pursuant to the Board of Directors consent, effective September 30, 2021. Since December 2021, the Company and Mr. Kappers have been operating under the agreement on a month to month basis. The Company recognized $154,200 of expense as CEO for the year ended December 31, 2022 and $87,500 of consulting expense to Mr. Kappers as CEO and $23,884 for consulting related to markets and financing for the year ended December 31, 2021.

The Company entered into a one-year consulting agreement with Matthew Hoffman, doing business as Integrate Growth, LLC, effective May 18, 2020 and expiring May 19, 2021. Under the terms of the agreement, Hoffman had the position of Director of Finance. On June 30, 2020 Ron Robinson, Chief Financial Officer and Judith Keating, Corporate Secretary both retired from the Company. As part of the management transition plan Hoffman was elevated to Chief Financial Officer and Corporate Secretary on June 30, 2020. On June 23, 2021, the Company renewed the CFO and Corporate Secretary contract with Matthew L. Hoffman under similar terms of the initial contract through May 31, 2022. Mr. Hoffman and the Company operated on a month to month basis from June 1, 2022 through October 17, 2022. On October 18, 2022 the Company announced the appointment as COO, where the Company entered into an employment agreement with Mr. Hoffman. Pursuant to the Employment Agreement, Mr. Hoffman will receive an annual base salary of $200,000. Mr. Hoffman will also be eligible for an annual incentive bonus, with a target payout of twenty percent (20%) of his then-current base salary, beginning with the Company’s 2023 fiscal year, upon meeting objectives set by the board of directors. The Employment Agreement further provides that upon execution of the Employment Agreement, the Company will grant to Mr. Hoffman options to purchase 5,000,000 fully vested shares of the Company’s common stock. During the years ended December 31, 2022 and 2021, the Company recognized $103,050 and $103,950 of expenses, respectively, under the terms of the agreement of the consulting agreement and $50,000 of employee wage expense during the year ended December 31, 2022.

The Company entered into a consulting agreement dated March 20, 2017 with Michael A. Kraft, who became the Company’s CEO. Under the terms of the agreement the Company agreed to compensate Kraft, $1,500 per day for his commitment to allocate seven days a month (subsequently amended to ten day a month) to the Company and a $25,000 bonus payable in the Company’s restricted stock upon occurrence of certain events. Kraft was issued ten million options during August 2019 for (1) as compensation for the $25,000 bonus in the consulting agreement, (2) approximately $91,000 as payment for unpaid consulting fees and, (3) approximately $294,000 as additional compensation for his consulting services. All past accounts payable amounts were paid in full to Kraft in 2021. On June 21, 2021, Kraft transitioned from CEO to President with the appointment of Matthew Kappers to the role of CEO. On November 1, 2021 Kraft’s agreement was adjusted to an hourly rate of $187 per hour. During the years ended December 31, 2022 and 2021, the Company recognized $38,571 and $181,874 of expense respectively, under the terms of the agreement. Mr. Kraft resigned from as President of the Company with effect on October 17, 2022, his consulting agreement was since terminated.

Note 9 – Subsequent Events

On January 12, 2023, Douglas Freitag resigned as a member of the Board of Directors of The Coretec Group Inc. (the “Company”). Mr. Freitag will continue to support and advise the Company in the capacity of senior consultant. Mr. Freitag’s resignation was not as a result of any disagreements with the Company’s board of directors or management, but to allow him for sufficient time to commit to his primary business.