Form 10-Q
period 2023-03-31
CORETEC GROUP INC.
filed 2023-05-15
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of May 15, 2023, the issuer had 282,469,990 outstanding shares of Common Stock.

PART I

Item 1.    Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$1,943,466	$2,356,348
Prepaid expenses	56,668	114,201
Total current assets	2,000,134	2,470,549

Property and equipment, net	71,089	73,462

Other assets:
Intangibles, net	886,317	906,975
Goodwill	166,000	166,000
Deposits-other	4,550	4,550
Total other assets	1,056,867	1,077,525
Total Assets	$3,128,090	$3,621,536

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$30,900	$61,398
Accounts payable and accrued expenses	345,161	316,992
Current portion of long term debt	67,742	-
Total current liabilities	443,803	378,390

Long term debt, net	1,363,351	1,414,826
Total Liabilities	1,807,154	1,793,216

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 268,871,202 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	53,772	53,772
Additional paid-in capital	18,119,792	18,119,792
Accumulated deficit	(16,852,697)	(16,345,313)
Total Stockholders' Equity	1,320,936	1,828,320
Total Liabilities and Stockholders' Equity	$3,128,090	$3,621,536

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Income:
Revenue	$-	$-

Expenses:
Research and development	111,902	198,494
General and administrative	347,194	433,323
Interest	54,081	47,990
Total expenses	513,177	679,807

Other income	5,793	465

Net loss	(507,384)	(679,342)
Loss per share:
Basic and diluted	$(0.002)	$(0.003)

Weighted average shares outstanding, basic and diluted	268,871,202	254,932,103

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and THREE MONTHS ENDED MARCH 31, 2022

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2022	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,345,313)	$1,828,320
Net loss for the period	-	-	-	-	-	(507,384)	(507,384)
Balance March 31, 2023	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,852,697)	$1,320,936

Balance December 31, 2021	345,000	$69	254,055,581	$50,809	$17,295,262	$(13,481,989)	$3,864,151
Options issued for compensation and services	-	-	-	-	70,973	-	70,973
Common stock issued for liabilities	-	-	660,210	132	17,166	-	17,298
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(679,342)	(679,342)
Balance March 31, 2022	345,000	$69	255,615,791	$51,121	$17,383,221	$(14,161,331)	$3,273,080

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,

	2023	2022
Cash Flows from Operating Activities
Net loss	$(507,384)	$(679,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,373	99
Amortization - intangibles	20,658	20,657
Amortization - debt discount	16,267	14,733
Options issued for services	-	70,973
Change in:
Prepaid expenses	57,533	27,751
Deposits	-	(52,853)
Accounts payable and accrued liabilities	28,169	111,545

Net cash used in operating activities	(382,384)	(486,437)

Cash Flows from Investing Activities
Purchases of equipment	-	(5,936)

Cash Flows from Financing Activities
Payments on notes payable	(30,498)	-

Net change in cash	(412,882)	(492,373)
Cash, beginning of period	2,356,348	4,053,327

Cash, end of period	$1,943,466	$3,560,954

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$33,439	$33,298
Non-Cash Financing Activities
Stock options exchanged for common stock	$-	$180
Common stock issued to satisfy liabilities	$-	$17,298

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

	March 31,
	2023	2022
Options	77,158,160	53,161,609
Warrants	132,514,000	142,604,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	45,155,537	39,836,388
Total potentially dilutive shares	254,942,697	235,716,997

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

Note 3 – Financing and Management’s Plans

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

Management is committed to utilizing this capital to expand and accelerate the development of its technology, while scaling business functions and appropriately adding resources necessary for future growth. As a result of the previous capital raise and the current credit facility, management believes that the Company has sufficient capital to fund the development of its planned products and to pay operating expenses for a period of more than one year following the issuance of these consolidated financial statements.

Note 4 – Intangibles

The following table sets forth patents:

	March 31,	December 31,
Patents	2023	2022
Gross Carrying Amount	$1,400,000	$1,400,000
Accumulated Amortization	(521,490)	(501,433)
	$878,510	$898,567

The patents were obtained with the September 30, 2016 reverse acquisition of the 3DIcon Corporation. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Intangible assets include $12,007 of capitalized website costs during 2021. Accumulated amortization was $3,000 and $2,400 as of March 31, 2023 and December 31, 2022, respectively. Amortization expense is expected to be recorded at $200 each month through June 30, 2026.

Note 5 –Notes Payable

	March 31,	December 31,
	2023	2022
Notes payable:
5.26% Insurance premium finance agreement due June 2023	$30,900	$61,398
Current portion of long term debt	67,742	-
Notes payable - current	$98,642	$61,398

Long term debt:
10% Promissory note due March 2024	$1,417,875	$1,310,617
Less:
Warrants issued	(39,825)	(93,929)
Debt issuance costs	(14,699)	(29,171)
Total long term debt	$1,363,351	$1,187,518

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

There were no warrants issued under the Credit Agreement during the three months ended March 31, 2023 and 2022. The Company amortized $11,929 and $11,257 for prior warrant issue costs during the three months ended March 31, 2023 and 2022, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs are being amortized over the life of the debt. The Company amortized with $4,337 and $3,476 amortized during the three months ended March 31, 2023 and 2022, respectively.

Interest payments were made to DAF of $32,765 and $33,298 during the three months ended March 31, 2023 and 2022, respectively.

Note 6 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. Under the exchange agreement, 9,500,000 options have been exchanged for 5,700,000 shares of common stock as of March 31, 2023 and December 31, 2022.

On October 22, 2020, the Board of Directors consented to satisfying accrued liabilities of vendors by issuing common stock from the 2018 Equity Incentive Plan from August 26, 2020 through September 1, 2021. The number of shares issued to satisfy a liability was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average. On November 10, 2021, the Board of Directors consented to continue this practice through September 1, 2022. As part of this written consent, the Board of Directors included the use of both the 2018 and 2021 Equity Incentive Plans. On October 14, 2022 the Board of Directors further consented to extend this practice through September 1, 2023. The Company issued zero shares under this consent for the three months ended March 31, 2023 and 900,000 shares for the three months ended March 31, 2022

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement total 2,814,000 as of March 31, 2023 and December 31, 2022. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

There was no warrant activity for the three months ended March 31, 2023. The following table summarizes the Company’s warrants as of March 31, 2023:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, March 31, 2023	132,514,000	$0.0555	3.384	$1,333,850

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

The Company recognized $0 and $185,933 of stock option expense during the three months ended March 31, 2023 and 2022, respectively.

Options Summary

There was no option activity for the three months ended March 31, 2023. The following table summarizes the Company’s options as of March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2022	77,158,160	$0.070
Outstanding, March 31, 2023	77,158,160	$0.070	3.47	$-

Exercisable, March 31, 2023	77,158,160	$0.070	3.47	$-

The following table summarizes the Company’s options as of March 31, 2023:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.028	24,000,000	4.54	24,000,000
$0.041	12,500,000	1.52	12,500,000
$0.055	950,000	3.98	950,000
$0.065	1,000,000	2.25	1,000,000
$0.105	38,500,000	3.50	38,500,000
$0.240	208,160	3.97	208,160
Total	77,158,160	3.47	77,158,160

Note 7 –Commitments

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

As of December 31, 2022, the remaining balance of the SRA to be paid under the terms of the agreement is $93,578. As of December 31, 2022, and pursuant to the SRA, Coretec was in arrears on the payment of that obligation. Accordingly, as of December 31, 2022, Coretec would be considered in default under the SRA because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the SRA, including an option to terminate the SRA if Coretec does not cure the default within 10 business days after receiving written notice by NDSU/RF. Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the SRA. In connection with such objective, Coretec has sent NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default. Coretec did not attempt communication or receive communication from NDSU/RF during the year three months ended March 31, 2023.

As of the date of this report, there have been no legal proceedings initiated in connection with the SRA. However, no assurances can be made that the prior communications between the parties will result in a resolution or that legal proceedings will not be initiated in the future.

Real property leases

The Company is leasing office and laboratory space in Ann Arbor, Michigan. On May 1, 2022, the Company entered into an annual lease for corporate office space. The annual office rent obligation is $42,000 payable in equal monthly installments.

On December 14, 2021, the Company entered into an annual lease of a wet laboratory in the same facility as the Company’s office headquarters. The Company renewed the wet laboratory lease under the same terms for the calendar year of 2023. The annual rent obligation is $12,600 payable in equal monthly installments.

Rent expense for the operating leases was $13,650 and $4,707 for the three months ended March 31, 2023 and 2022, respectively.

Note 8 – Subsequent Events

On May 8, 2023, the Company issued 1,098,788 common shares to a consultant of the Company to satisfy consulting fees of $12,087. The shares were issued from the 2018 Equity Incentive Plan under the effective board consent detailed in Note 6 of the unaudited consolidated condensed financial statements.

On May 9, 2023 an investor provided notice of cash exercise for pre-funded warrants with a price per share of $0.0001. The warrant exercise results in an issuance of 12,500,000 common shares for cash consideration of $1,250.

On May 12, 2023, the Company countersigned a second letter of variation (the Second Variation) to the credit agreement entered into, on October 4, 2019, with DAF. Pursuant to the Second Variation, the Lender agreed to extend the repayment days for each advance made by Lender under the credit agreement by an additional four months.  The first principal payment will be due on July 15, 2024 with all other terms and conditions of the credit facility remaining unchanged.

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

Recent Developments.

On January 12, 2023, Douglas Freitag resigned as a member of the Board of Directors of The Company. Mr. Freitag will continue to support and advise the Company in the capacity of senior consultant. Mr. Freitag’s resignation was not as a result of any disagreements with the Company’s board of directors or management, but to allow him for sufficient time to commit to his primary business.

On February 22, 2023, the Company issued a press release that provided preliminary results from the project with the University of Adelaide’s Institute for Photonics and Advanced Sensing (IPAS). The research and development showed promising results using tellurite glass. The Company intends on continuing to work with the University of Adelaide for further development of tellurite glass.

On May 1, 2023, the Company filed a provisional patent application as part of the Company’s Endurion battery program focused on the development of EV batteries that charge faster and last longer than the current industry standard. The Company’s scientists have developed three distinct and novel methodologies for minimizing pulverization and increasing rate capability by creating an artificial SEI layer around the silicon nanoparticle. Data supports the claims outlined in the patent filing and indicate that Endurion batteries utilizing this proprietary SEI layer are capable of extending the life of silicon-based anodes and enable improved silicon loadings in lithium-ion batteries for more energy density.

On May 12, 2023, the Company countersigned a second letter of variation (the Second Variation) to the credit agreement entered into, on October 4, 2019, with DAF. Pursuant to the Second Variation, the Lender agreed to extend the repayment days for each advance made by Lender under the credit agreement by an additional four months.  The first principal payment will be due on July 15, 2024 with all other terms and conditions of the credit facility remaining unchanged.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022.

Revenue

We did not have revenue for the three-month periods ended March 31, 2023 and 2022.

Research and Development Expenses

The research and development expenses were $111,902 and $198,494 for the three months ended March 31, 2023 and March 31, 2022, respectively. These costs represent sponsored research, stock options, labor, consulting, amortization of patent costs, and intangible legal expenses.

The approximate $87,000 decrease includes decreases in sponsored research expense of approximately $126,000 and a decrease of stock option expense of approximately $11,000. These decreases were offset by increases in laboratory outside services of approximately $40,000 and laboratory materials and supplies of approximately $10,000.

General and Administrative Expenses

Our general and administrative expenses were $347,194 for the three months ended March 31, 2023, as compared to $433,323 for the three months ended March 31, 2022.

The approximate $86,000 expense decrease includes a decrease of stock option expense of approximately $60,000, a decrease in sales and marketing consulting expense of approximately $21,000, a decrease in finance and administrative consulting expense of approximately $57,000, a decrease in legal expense of approximately $26,000 and a decrease in recruiting expense of approximately $25,000.

These decreases were offset by increases in public relations expense of approximately $39,000, an increase in salaries and labor expenses of approximately $47,000, and a combined increase in a variety of accounts of approximately $17,000, including accounting fees, insurance expense and rent.

Interest Expense

Interest expense for the three months ended March 31, 2023 was $54,081 as compared to $47,990 for the three months ended March 31, 2022.  The approximately $6,000 net increase was the result of interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

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

The operating budget consists of the following expenses:

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

●  Professional fees for accounting and audit; legal services for securities and financing

We had net cash of $1,943,466 at March 31, 2023.

We had positive working capital of $1,556,331 at March 31, 2023.

During the three months ended March 31, 2023, we used $382,384 of cash for operating activities, a net decrease of $104,053 or 21% compared to the three months ended March 31, 2022.

The net decrease in the use of cash for operating activities was a result of a decrease in the net loss of $171,958, an increase in the amortization and depreciation of $3,809, a decrease in expense of options of $70,973, an increase in prepaid expenses of $29,782, an increase in deposits of $52,853, and a decrease in accounts payable and accrued liabilities of $83,376.

During the three months ended March 31, 2023, we used $0 of cash on purchases of equipment for investing activities compared to $5,936 for the three months ended March 31, 2022.

During the three months ended March 31, 2023, there was $30,498 of cash used for payments made on notes payable for financing activities compared to $0 for the three months ended March 31, 2022.

Significant Accounting Policies

There has been no change in the significant accounting policies summarized in our Form 10-K for the year ended December 31, 2022, which was filed on March 17, 2023.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

THE CORETEC GROUP INC.

Date: May 15, 2023	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer