Form 10-Q
period 2023-06-30
CORETEC GROUP INC.
filed 2023-08-11
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the issuer had 284,104,032 outstanding shares of Common Stock.

PART I

Item 1.	Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$1,449,993	$2,356,348
Prepaid expenses	31,479	114,201
Total current assets	1,481,472	2,470,549

Property and equipment, net	110,090	73,462

Other assets:
Intangibles, net	865,660	906,975
Goodwill	166,000	166,000
Deposits-other	4,550	4,550
Total other assets	1,036,210	1,077,525
Total Assets	$2,627,772	$3,621,536

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$-	$61,398
Accounts payable and accrued expenses	314,436	316,992
Total current liabilities	314,436	378,390

Long term debt, net	1,447,358	1,414,826
Total Liabilities	1,761,794	1,793,216

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 283,175,872 and 268,871,202 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	56,633	53,772
Additional paid-in capital	18,136,268	18,119,792
Accumulated deficit	(17,326,992)	(16,345,313)
Total Stockholders' Equity	865,978	1,828,320
Total Liabilities and Stockholders' Equity	$2,627,772	$3,621,536

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	121,445	121,862	233,348	320,356
General and administrative	305,796	438,136	652,990	871,458
Interest	52,849	47,451	106,929	95,442
Total expenses	480,090	607,449	993,267	1,287,256

Other income	5,795	480	11,588	946

Net loss	(474,295)	(606,969)	(981,679)	(1,286,310)
Loss per share:
Basic and diluted	$(0.002)	$(0.002)	$(0.004)	$(0.005)

Weighted average shares outstanding, basic and diluted	275,885,045	255,422,376	272,378,123	255,905,052

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and SIX MONTHS ENDED JUNE 30, 2022

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2022	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,345,313)	$1,828,320
Net loss for the period	-	-	-	-	-	(507,384)	(507,384)
Balance March 31, 2023	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,852,697)	$1,320,936

Common stock issued for liabilities	-	-	1,804,670	361	17,726	-	18,087
Warrants exercised	-	-	12,500,000	2,500	(1,250)	-	1,250
Net loss for the period	-	-	-	-	-	(474,295)	(474,295)
Balance June 30, 2023	345,000	$69	283,175,872	$56,633	$18,136,268	$(17,326,992)	$865,978

Balance December 31, 2021	345,000	$69	254,055,581	$50,809	$17,295,262	$(13,481,989)	$3,864,151
Options issued for compensation and services	-	-	-	-	70,973	-	70,973
Common stock issued for liabilities	-	-	660,210	132	17,166	-	17,298
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(679,341)	(679,341)
Balance March 31, 2022	345,000	$69	255,615,791	$51,121	$17,383,221	$(14,161,330)	$3,273,081

Common stock issued for liabilities	-	-	867,782	174	20,393	-	20,567
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(606,969)	(606,969)
Balance June 30, 2022	345,000	$69	256,483,573	$51,295	$17,422,337	$(14,768,299)	$2,705,402

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,

	2023	2022
Cash Flows from Operating Activities
Net loss	$(981,679)	$(1,286,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,746	2,223
Amortization - intangibles	41,315	41,315
Amortization - debt discount	32,532	29,349
Options issued for services	-	89,696
Change in:
Prepaid expenses	82,722	62,021
Deposits	-	11,793
Accounts payable and accrued liabilities	15,531	173,981

Net cash used in operating activities	(804,833)	(875,932)

Cash Flows from Investing Activities
Purchases of equipment	(41,374)	(73,282)

Cash Flows from Financing Activities
Payments on notes payable	(61,398)	-
Proceeds from exercised warrants	1,250	-
Net cash used in financing activities	(60,148)	-

Net change in cash	(906,355)	(949,214)
Cash, beginning of period	2,356,348	4,053,327

Cash, end of period	$1,449,993	$3,104,113

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$68,359	$65,196
Non-Cash Financing Activities
Stock options exchanged for common stock	$-	$180
Common stock issued to satisfy liabilities	$18,087	$37,865

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

	June 30,
	2023	2022
Options	77,158,160	53,158,160
Warrants	120,014,000	142,604,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	45,155,537	39,836,388
Total potentially dilutive shares	242,442,697	235,713,548

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

Note 3 – Financing, Going Concern and Management’s Plans

The Company has committed capital and resources to fund current development plans through March 31, 2024.

The Company has realized a cumulative net loss of $17,326,992 for the period from its inception (June 2, 2015) to June 30, 2023.

The company has positive working capital of $1,167,036 as of June 30, 2023; however, it has no revenues.

Beyond a year following the issuance of these condensed consolidated financial statements, the Company has insufficient revenue and capital commitments to fund the development of its planned products, pay current operating expenses and debt commitments. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

Note 4 – Intangibles

The following table sets forth patents:

	June 30,	December 31,
Patents	2023	2022
Gross Carrying Amount	$1,400,000	$1,400,000
Accumulated Amortization	(541,547)	(501,433)
	$858,453	$898,567

The patents were obtained with the September 30, 2016 reverse acquisition of the 3DIcon Corporation. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Intangible assets include $12,007 of capitalized website costs during 2021. Accumulated amortization was $4,800 and $3,600 as of June 30, 2023 and December 31, 2022, respectively. Amortization expense is expected to be recorded at $200 each month through June 30, 2026.

Note 5 –Notes Payable

	June 30,	December 31,
	2023	2022
Notes payable:
5.26% Insurance premium finance agreement due June 2023	$-	$61,398
Current portion of long term debt	-	-
Notes payable - current	$-	$61,398

Long term debt:
10% Promissory note due March 2024	$1,485,617	$1,485,617
Less:
Warrants issued	(27,897)	(51,755)
Debt issuance costs	(10,362)	(19,036)
Total long term debt	$1,447,358	$1,414,826

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due on the 15th day of the 4th anniversary of each advance with the first capital payment due on July 15, 2024. The Promissory Note has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of June 30, 2023, DAF has advanced $2,345,000 with no definitive date or commitment to advance the remaining $155,000. Interest is accrued monthly and paid in advance for the first six months and thereafter interest only payments shall be paid quarterly.

On November 16, 2021, the Company countersigned a letter of variation (the Variation) to the credit agreement entered into on October 4, 2019, with DAF. Pursuant to the Variation, the Lender agreed to extend the repayment days for each advance made by Lender under the credit agreement until the fourth anniversary of such advance. DAF has also communicated to the Company that interest only payments are due on a quarterly basis, commencing in January of 2022.

On May 12, 2023, the Company countersigned a second letter of variation (the Second Variation) to the credit agreement entered into on October 4, 2019, with DAF. Pursuant to the Second Variation, the Lender agreed to extend the repayment days for each advance made by Lender under the credit agreement by an additional four months. The first principal payment will be due on July 15, 2024 with all other terms and conditions of the credit facility remaining unchanged.

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

There were no warrants issued under the Credit Agreement during the six months ended June 30, 2023 and 2022. The Company amortized $23,858 and $22,514 for prior warrant issue costs during the six months ended June 30, 2023 and 2022, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs are being amortized over the life of the debt. The Company amortized with $8,674 and $6,835 during the six months ended June 30, 2023 and 2022, respectively.

Interest payments were made to DAF of $68,359 and $65,196 during the six months ended June 30, 2023 and 2022, respectively.

Note 6 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. Under the exchange agreement, 9,500,000 options have been exchanged for 5,700,000 shares of common stock as of June 30, 2023 and December 31, 2022.

On October 22, 2020, the Board of Directors consented to satisfying accrued liabilities of vendors by issuing common stock from the 2018 Equity Incentive Plan from August 26, 2020 through September 1, 2021. The number of shares issued to satisfy a liability was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average. On November 10, 2021, the Board of Directors consented to continue this practice through September 1, 2022. As part of this written consent, the Board of Directors included the use of both the 2018 and 2021 Equity Incentive Plans. On October 14, 2022 the Board of Directors further consented to extend this practice through September 1, 2023. The Company issued 1,804,670 shares under this consent for the six months ended June 30, 2023 and 1,527,992 shares for the six months ended June 30, 2022.

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement total 2,814,000 as of June 30, 2023 and December 31, 2022, respectively. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The Company did not issue any new warrants for the six months ended June 30, 2023 and 2022. The following table summarizes the Company’s warrants as of June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2022	132,514,000	$0.0555	3.63
Exercised	(12,500,000)	0.0001
Outstanding, June 30, 2023	120,014,000	$0.0612	3.11	$509,850

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

The Company recognized $0 and $89,696 of stock option expense during the six months ended June 30, 2023 and 2022, respectively.

Options Summary

There was no option activity for the six months ended June 30, 2023. The following table summarizes the Company’s options as of June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2022	77,158,160	$0.070
Outstanding, June 30, 2023	77,158,160	$0.070	3.22	$-

Exercisable, June 30, 2023	77,158,160	$0.070	3.22	$-

The following table, based on exercise price, summarizes the Company’s options as of June 30, 2023:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.028	24,000,000	4.29	24,000,000
$0.041	12,500,000	1.10	12,500,000
$0.055	950,000	3.73	950,000
$0.065	1,000,000	2.00	1,000,000
$0.105	38,500,000	3.25	38,500,000
$0.240	208,160	3.72	208,160
Total	77,158,160	3.22	77,158,160

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

As of December 31, 2022, the remaining balance of the SRA to be paid under the terms of the agreement is $93,578. As of December 31, 2022, and pursuant to the SRA, Coretec was in arrears on the payment of that obligation. Accordingly, as of December 31, 2022, Coretec would be considered in default under the SRA because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the SRA, including an option to terminate the SRA if Coretec does not cure the default within 10 business days after receiving written notice by NDSU/RF. Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the SRA. In connection with such objective, Coretec has sent NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default. Coretec did not attempt communication or receive communication from NDSU/RF during the year six months ended June 30, 2023.

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

On December 14, 2021, the Company entered into an annual lease of a wet laboratory in the same facility as the Company’s office headquarters for the calendar year of 2022. The Company renewed the wet laboratory lease under the same terms for the calendar year of 2023. The annual rent obligation is $12,600 payable in equal monthly installments.

Rent expense for the operating leases was $27,300 and $15,773 for the six months ended June 30, 2023 and 2022, respectively.

Note 8 – Subsequent Events

On July 5, 2023, the Company issued 928,160 common shares to a consultant of the Company to satisfy consulting fees of $6,126. The shares were issued from the 2018 and 2021 Equity Incentive Plans.

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

Overview of Volumetric 3D Display Technology

CSpace is a patented glasses-free 3D static volumetric display technology that is being designed to produce high-resolution full- color, true 3D images from 3D datasets generated by imaging systems or transformed from raw datasets (e.g., cyber data) that can benefit from visualization in 3D. Coretec CSpace will deliver 800 million voxels in a full color desktop format having a 360 degree viewing angle. The creation of high resolution images in a glass chamber reduces eye and cognitive fatigue that can degrade user comfort, endurance and reliability during decision making.

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

Intellectual Property – Patents

Pending Applications

●	“Method of preparing CYCLOSILANE” – applications filed in the United States and internationally, September 27, 2021
●	“Development of Advanced Silicon Anodes Using Cyclohexasilane other Silanes”, PCT application filed, February 22, 2022
●	“Method for Fabricating Silicon Quantum Dots” PCT application filed, August 30, 2022
●	“Cyclohexasilane Derived Silicon-based Ultraviolet Light Emitting Diodes”, application filed in the United States, December 2, 2022
●	“Silicon Anode”, application filed in the United States, May 1, 2023

Granted

●	“Ultra High-Resolution Volumetric Three-Dimensional Display” - 9,423,682, August 23, 2016
●	“Hloform 3D Projection Display” – 9,477,087, October 25, 2016

Licensed

●	The following patents are exclusively licensed to the Company from the University of Oklahoma:

United States Patents Granted

●	“3D Volumetric Display” - 8,247,755, August 21, 2012
●	“3DLight Surface Display” - 8,075,139, December 13, 2011
●	“Light Surface Display for Rendering a Three-Dimensional Image” - 7,858,913, December 28, 2010
●	“Computer System with Digital Micromirror Device” – 8,487,865, July 16, 2014

International Patents Granted-Japan

●	“Light Surface Display for Rendering a Three-Dimensional Image” - Japanese Patent Number 5,594,718, August 11, 2014

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

On June 5, 2023, the Company issued 705,882 common shares to a Matthew Hoffman, the Company’s CFO for accounts payable owed from services provided to the Company as consultant. This issuance satisfied consulting fees of $6,000. The shares were issued from the 2018 Equity Incentive Plans.

On July 5, 2023, the Company issued 928,160 common shares to a consultant of the Company to satisfy consulting fees of $6,126. The shares were issued from the 2018 and 2021 Equity Incentive Plans.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022.

Revenue

We did not have revenue for the three-month periods ended June 30, 2023 and 2022.

Research and Development Expenses

The research and development expenses were $121,445 and $121,862 for the three months ended June 30, 2023 and 2022, respectively. These costs represent sponsored research, labor, consulting, battery development costs, software, amortization of patent costs, and intangible legal expenses.

The change includes decreases in CHS material spend of approximately $22,000 and a decrease of laboratory materials and supplies of approximately $10,000. These decreases were offset by increases in software costs of approximately $15,000, laboratory outside services of approximately $8,000 and an aggregate increase of approximately $9,000 for labor, consulting, travel and legal costs.

General and Administrative Expenses

Our general and administrative expenses were $305,796 for the three months ended June 30, 2023, as compared to $438,136 for the three months ended June 30, 2022.

The approximate $132,000 expense reduction includes a decrease in finance and administrative consulting expense of approximately $86,000, a decrease in legal and audit fees related to diligence activities of approximately $111,000, a decrease in stock option expense of approximately $19,000, and a decrease in various expense of approximately $6,000. These decreases were offset by increases in public relations expense of approximately $26,000 and increases in salaries and labor expenses of approximately $64,000.

Interest Expense

Interest expense for the three months ended June 30, 2023 was $52,849 as compared to $47,451 for the three months ended June 30, 2022.  The approximately $5,000 net increase was the result of interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022.

Revenue

We did not have revenue for the six-month periods ended June 30, 2023 and 2022.

Research and Development Expenses

The research and development expenses were $233,348 and $320,356 for the six months ended June 30, 2023 and 2022, respectively. These costs represent sponsored research, stock options, labor, consulting, amortization of patent costs, and intangible legal expenses.

The approximate $87,000 decrease includes decreases in sponsored research expense of approximately $126,000, a decrease of stock option expense of approximately $11,000, and a decrease of CHS material expense of approximately $23,000. These decreases were offset by increases in laboratory outside services of approximately $49,000, an increase in software expense of approximately $15,000, and a combined increase in other research and development expenses of approximately $9,000.

General and Administrative Expenses

Our general and administrative expenses were $652,990 for the six months ended June 30, 2023, as compared to $871,458 for the six months ended June 30, 2022.

The approximate $218,000 expense decrease includes a decrease in marketing and administrative consulting expense of approximately $163,000, a decrease in legal and audit fees related to diligence activities of approximately $132,000, a decrease of stock option expense of approximately $79,000, a decrease in recruiting expense of approximately $26,000, a decrease in news release expense of approximately $12,000, and a combined decrease in other general and administrative expenses of approximately $7,000.

These decreases were offset by an increase in salaries and labor expenses of approximately $111,000, an increase in public relations expense of approximately $63,000, an increase in insurance expense of approximately $15,000, and an increase in rent expense of approximately $12,000.

Interest Expense

Interest expense for the six months ended June 30, 2023 was $106,929 as compared to $95,442 for the six months ended June 30, 2022.  The approximately $11,000 net increase was the result of interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

Financial Condition, Liquidity and Capital Resources

The Company has committed capital and resources to fund current development plans through March 31, 2024. Beyond March 31, 2024 the Company has insufficient revenue and capital commitments to fund the development of its planned products and pay current operating expenses beyond a year following the issuance of these condensed consolidated financial statements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

Management is committed to securing revenue and or capital commitments to fund the development of its planned products and to pay operating expenses, to realize the value of its technologies. Management remains focused on controlling cash while advancing its technology platforms and will continue to leverage stock-for-services whenever possible.

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

●  Professional fees for accounting and audit; legal services for securities and financing

We had net cash of $1,449,993 at June 30, 2023.

We had positive working capital of $1,167,036 at June 30, 2023.

During the six months ended June 30, 2023, we used $804,833 of cash for operating activities, a net decrease of $71,099 or 8% compared to the six months ended June 30, 2022.

The net decrease in the use of cash for operating activities was a result of a decrease in the net loss of $304,631, an increase in the amortization and depreciation of $5,706, a decrease in expense of options of $89,696, an increase in prepaid expenses of $20,701, a decrease in deposits of $11,793, and a decrease in accounts payable and accrued liabilities of $158,450.

During the six months ended June 30, 2023, we used $41,374 of cash on purchases of equipment for investing activities compared to $73,282 for the six months ended June 30, 2022.

During the six months ended June 30, 2023, we used $60,148 of cash for financing activities compared to $0 for the six months ended June 30, 2022. The activity of the six months ended June 30, 2023 including payments notes payable of $61,398 and receipt of $1,250 for exercised warrants.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

THE CORETEC GROUP INC.

Date: August 11, 2023	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer