Form 10-Q
period 2023-09-30
CORETEC GROUP INC.
filed 2023-11-08
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the issuer had 284,104,032 outstanding shares of Common Stock.

PART I

Item 1.	Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$1,020,272	$2,356,348
Prepaid expenses	185,703	114,201
Total current assets	1,205,975	2,470,549

Property and equipment, net	110,790	73,462

Other assets:
Intangibles, net	845,002	906,975
Goodwill	166,000	166,000
Deposits-other	4,550	4,550
Total other assets	1,015,552	1,077,525
Total Assets	$2,332,317	$3,621,536

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$311,609	$316,992
Notes payable, current portion	360,043	61,398
Total current liabilities	671,652	378,390

Long term debt, net	1,245,189	1,414,826
Total Liabilities	1,916,841	1,793,216

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 284,104,032 and 268,871,202 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	56,819	53,772
Additional paid-in capital	18,142,208	18,119,792
Accumulated deficit	(17,783,620)	(16,345,313)
Total Stockholders' Equity	415,476	1,828,320
Total Liabilities and Stockholders' Equity	$2,332,317	$3,621,536

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income:
Revenue	$-	$-	$-	$-

Expenses:
Research and development	101,094	80,167	334,442	400,524
General and administrative	305,560	301,004	958,548	1,172,463
Interest	54,491	52,831	161,422	148,273
Total expenses	461,145	434,002	1,454,412	1,721,260

Other income	4,517	2,324	16,105	3,271

Net loss	(456,628)	(431,678)	(1,438,307)	(1,717,989)
Loss per share:
Basic and diluted	$(0.002)	$(0.002)	$(0.005)	$(0.007)

Weighted average shares outstanding, basic and diluted	282,965,333	256,912,934	275,948,520	255,923,378

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 and NINE MONTHS ENDED SEPTEMBER 30, 2022

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2022	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,345,313)	$1,828,320
Net loss for the period	-	-	-	-	-	(507,384)	(507,384)
Balance March 31, 2023	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,852,697)	$1,320,936

Common stock issued for liabilities	-	-	1,804,670	361	17,726	-	18,087
Warrants exercised	-	-	12,500,000	2,500	(1,250)	-	1,250
Net loss for the period	-	-	-	-	-	(474,295)	(474,295)
Balance June 30, 2023	345,000	$69	283,175,872	$56,633	$18,136,268	$(17,326,992)	$865,978

Common stock issued for liabilities	-	-	928,160	186	5,940	-	6,126
Net loss for the period	-	-	-	-	-	(456,628)	(456,628)
Balance September 30, 2023	345,000	$69	284,104,032	$56,819	$18,142,208	$(17,783,620)	$415,476

Balance December 31, 2021	345,000	$69	254,055,581	$50,809	$17,295,262	$(13,481,989)	$3,864,151
Options issued for compensation and services	-	-	-	-	70,973	-	70,973
Common stock issued for liabilities	-	-	660,210	132	17,166	-	17,298
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Net loss for the period	-	-	-	-	-	(679,342)	(679,342)
Balance March 31, 2022	345,000	$69	255,615,791	$51,121	$17,383,221	$(14,161,331)	$3,273,080

Common stock issued for liabilities	-	-	867,782	174	20,393	-	20,567
Options issued for compensation and services	-	-	-	-	18,723	-	18,723
Net loss for the period	-	-	-	-	-	(606,969)	(606,969)
Balance June 30, 2022	345,000	$69	256,483,573	$51,295	$17,422,337	$(14,768,300)	$2,705,401

Common stock issued for liabilities	-	-	772,849	154	8,710	-	8,864
Warrants issued	-	-	-	-	4,101	-	4,101
Net loss for the period	-	-	-	-	-	(431,678)	(431,678)
Balance September 30, 2022	345,000	$69	257,256,422	$51,449	$17,435,148	$(15,199,978)	$2,286,688

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,

	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,438,307)	$(1,717,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,706	4,430
Amortization - intangibles	61,973	61,972
Amortization - debt discount	48,799	45,394
Options issued for services	-	89,696
Change in:
Prepaid expenses	85,304	105,215
Deposits	-	11,793
Accounts payable and accrued liabilities	18,830	42,701

Net cash used in operating activities	(1,214,695)	(1,356,788)

Cash Flows from Investing Activities
Purchases of equipment	(46,034)	(80,265)

Cash Flows from Financing Activities
Payments on notes payable	(76,597)	(9,946)
Proceeds from exercised warrants	1,250	169,749
Net cash used in financing activities	(75,347)	159,803

Net change in cash	(1,336,076)	(1,277,250)
Cash, beginning of period	2,356,348	4,053,327

Cash, end of period	$1,020,272	$2,776,077

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$106,571	$106,783
Non-Cash Financing Activities
Insurance premiums financed	$156,806	$-
Stock options exchanged for common stock	$-	$180
Common stock issued to satisfy liabilities	$24,213	$46,729

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

	September 30,
	2023	2022
Options	77,158,160	53,158,160
Warrants	120,014,000	142,814,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	45,155,537	45,155,537
Total potentially dilutive shares	242,442,697	241,242,697

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

Note 3 – Financing, Going Concern and Management’s Plans

The Company has committed capital and resources and expects these resources to fund current development plans through March 31, 2024.

The Company has realized a cumulative net loss of $17,783,620 for the period from its inception (June 2, 2015) to September 30, 2023. The Company has positive working capital of $545,243 as of September 30, 2023; however, it has no revenues.

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

Note 4 – Intangibles

The following table sets forth patents and other intangibles:

	September 30,	December 31,
	2023	2022
Patent Gross Carrying Amount	$1,400,000	$1,400,000
Other Intangible Gross Carrying Amount	12,007	12,007
Accumulated Amortization	(567,005)	(505,032)
	$845,002	$906,975

The patents were obtained with the September 30, 2016 reverse acquisition of the 3DIcon Corporation. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Intangible assets include $12,007 of capitalized website costs during 2021. Accumulated amortization was $5,400 and $3,600 as of September 30, 2023 and December 31, 2022, respectively. Amortization expense is expected to be recorded at $200 each month through June 30, 2026.

Note 5 –Notes Payable

	September 30,	December 31,
	2023	2022
Notes payable:
8.29% Insurance premium finance agreement due June 2024	$141,607	$61,398
Current portion of long term debt	218,436	-
Notes payable - current	$360,043	$61,398

Long term debt:
10% Promissory note, principal payments start July 2024	$1,485,617	$1,485,617
Less:
Current portion of long term debt	(218,436)	-
Warrants issued	(15,967)	(51,755)
Debt issuance costs	(6,025)	(19,036)
Total long term debt	$1,245,189	$1,414,826

8.29% Insurance premium finance agreement, due by June 2024

The Company entered into an insurance financing agreement in August 2023 totaling $156,806. The monthly payments under the agreement are due in ten installments of $16,283. The Company has made payments on the note of $16,283 as of September 30, 2023.

10% Promissory note, principal payments start July 2024

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due on the 15th day of the 4th anniversary of each advance with the first capital payment due on July 15, 2024. The Promissory Note has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of September 30, 2023, DAF has advanced $2,345,000 with no definitive date or commitment to advance the remaining $155,000. Interest is accrued monthly and paid in advance for the first six months and thereafter interest only payments shall be paid quarterly.

On November 16, 2021, the Company countersigned a letter of variation (the Variation) to the credit agreement entered into on October 4, 2019, with DAF. Pursuant to the Variation, the Lender agreed to extend the repayment days for each advance made by Lender under the credit agreement until the fourth anniversary of such advance. DAF also communicated to the Company that interest only payments are due on a quarterly basis, which commenced in January of 2022.

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

There were no warrants issued under the Credit Agreement during the nine months ended September 30, 2023 compared with 210,000 warrants issued during the nine months ended September 30, 2022. The Company amortized $35,788 and $34,346 for prior warrant issue costs during the nine months ended September 30, 2023 and 2022, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs are being amortized over the life of the debt. The Company amortized $13,011 and $11,048 during the nine months ended September 30, 2023 and 2022, respectively.

Interest expense related to DAF of $110,592 and $102,434 during the nine months ended September 30, 2023 and 2022, respectively.

Note 6 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. Under the exchange agreement, 9,500,000 options have been exchanged for 5,700,000 shares of common stock as of September 30, 2023 and December 31, 2022.

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

The Company issued 2,732,830 shares under this consent for the nine months ended September 30, 2023 and 2,300,841 shares for the nine months ended September 30, 2022.

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement total 2,814,000 as of September 30, 2023 and December 31, 2022, respectively. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The Company did not issue any new warrants for the nine months ended September 30, 2023 and 2022. The following table summarizes the Company’s warrants as of September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2022	132,514,000	$0.0555	3.63
Exercised	(12,500,000)	0.0001
Outstanding, September 30, 2023	120,014,000	$0.0612	2.88	$1,018,500

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

The Company recognized $0 and $89,696 of stock option expense during the nine months ended September 30, 2023 and 2022, respectively.

Options Summary

There was no option activity for the nine months ended September 30, 2023. The following table summarizes the Company’s options as of September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2022	77,158,160	$0.070
Outstanding, September 30, 2023	77,158,160	$0.070	2.97	$-

Exercisable, September 30, 2023	77,158,160	$0.070	2.97	$-

The following table, based on exercise price, summarizes the Company’s options as of September 30, 2023:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.028	24,000,000	4.04	24,000,000
$0.041	12,500,000	0.85	12,500,000
$0.055	950,000	3.48	950,000
$0.065	1,000,000	1.75	1,000,000
$0.105	38,500,000	3.00	38,500,000
$0.240	208,160	3.47	208,160
Total	77,158,160	2.97	77,158,160

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

As of December 31, 2022, the remaining balance of the SRA to be paid under the terms of the agreement is $93,578. As of December 31, 2022, and pursuant to the SRA, Coretec was in arrears on the payment of that obligation. Accordingly, as of December 31, 2022, Coretec would be considered in default under the SRA because of the unpaid obligations, which could allow NDSU/RF to exercise various options under the SRA, including an option to terminate the SRA if Coretec does not cure the default within 10 business days after receiving written notice by NDSU/RF. Due to Coretec’s belief that certain obligations of NDSU/RF were unsatisfied, Coretec has actively communicated with NDSU/RF in order to determine what obligations are owed and what actions all parties are required to take, and will agree to take, in furtherance of the SRA. In connection with such objective, Coretec has sent NDSU/RF a detailed communication setting forth, among other things, the basis for its belief that (i) the payment obligation was not due to NDSU/RF; and (ii) NDSU/RF does not have the right to enforce a default. Coretec did not attempt communication or receive communication from NDSU/RF during the nine months ended September 30, 2023.

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

Rent expense for the operating leases was $40,950 and $29,952 for the nine months ended September 30, 2023 and 2022, respectively.

Note 8 – Subsequent Events

Adoption of The Coretec Group, Inc. 2023 Equity Incentive Plan

On October 27, 2023, the Board of Directors of the Company approved The Coretec Group, Inc. 2023 Equity Incentive Plan (the “Plan”), which covers the potential issuance of 57,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Cash Awards.

Incentive Compensation Grants

On October 27, 2023, the Company granted five-year options to members of the Company’s management, employees and consultants, as incentive compensation. The Company granted the following options: (i) 5,000,000 options to Matthew Kappers, (ii) 5,000,000 options to Matthew L. Hoffman, (iii) 3,000,000 options to Victor F. Keen, (iv) 3,000,000 options to Simon Calton, (v) 1,000,000 options to Ron Dombrowski, and (vi) an aggregate of 7,000,000 options to employees and consultants of the Company. All of the options have an exercise price equal to $ 0.0235 and are deemed fully vested and immediately exercisable.

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

Intellectual Property

Pending Applications

●	“Method of Preparing CYCLOSILANE” – applications filed in the United States and internationally, September 27, 2021
●	“Method for Fabricating Silicon Quantum Dots” PCT application filed, August 30, 2022
●	“Surface-Functionalized Silicon Quantum Dots”, application filed in the United States, December 2, 2022.
●	“Cyclohexasilane for Electrodes”, application filed in the United States, August 22, 2023
●	“SI Anode”, provisional application filed in the United States, May 1, 2023

Granted

●	“Ultra High-Resolution Volumetric Three-Dimensional Display” - 9,423,682, August 23, 2016
●	“Holoform 3D Projection Display” – 9,477,087, October 25, 2016

Licensed

●	The following patents are exclusively licensed to the Company from the University of Oklahoma:

United States Patents Granted

●	“3D Volumetric Display” - 8,247,755, August 21, 2012
●	“3DLight Surface Display” - 8,075,139, December 13, 2011
●	“Light Surface Display for Rendering a Three-Dimensional Image” - 7,858,913, December 28, 2010
●	“Computer System with Digital Micromirror Device” – 8,487,865, July 16, 2014

International Patents Granted-Japan

●	“Light Surface Display for Rendering a Three-Dimensional Image” - Japanese Patent Number 5,594,718, August 11, 2014

Pending Trademark Applications

●	“ENDURION” – application filed in the United States June 3, 2022.

Registered Trademarks

●	– 3,702,837 – Registered October 27, 2009
●	“CSPACE” – 3,548,298 – Registered December 16, 2008

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

On October 27, 2023, the Board of Directors of the Company approved The Coretec Group, Inc. 2023 Equity Incentive Plan (the “Plan”), which covers the potential issuance of 57,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Cash Awards.

On October 27, 2023, the Company granted five-year options to members of the Company’s management, employees and consultants, as incentive compensation. The Company granted the following options: (i) 5,000,000 options to Matthew Kappers, (ii) 5,000,000 options to Matthew L. Hoffman, (iii) 3,000,000 options to Victor F. Keen, (iv) 3,000,000 options to Simon Calton, (v) 1,000,000 options to Ron Dombrowski, and (vi) an aggregate of 7,000,000 options to employees and consultants of the Company. All of the options have an exercise price equal to $ 0.0235 and are deemed fully vested and immediately exercisable.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022.

Revenue

We did not have revenue for the three-month periods ended September 30, 2023 and 2022.

Research and Development Expenses

The research and development expenses were $101,094 and $80,167 for the three months ended September 30, 2023 and 2022, respectively. These costs represent sponsored research, labor, consulting, battery development costs, software, amortization of patent costs, and intangible legal expenses.

The approximate $21,000 expense increase includes an approximate increase of $9,000 in payroll and related labor expenses and an approximate $14,000 increase in laboratory materials, consumables and services. These increases were offset by reductions of approximately $2,000 for various accounts.

General and Administrative Expenses

Our general and administrative expenses were $305,560 for the three months ended September 30, 2023, as compared to $301,004 for the three months ended September 30, 2022.

The approximate $5,000 expense increase includes an increase in payroll and related labor expenses of approximately $54,000, an approximate increase of $12,000 for insurance expenses, and an approximate increase of $10,000 for legal expenses. These increases were offset by a decrease in finance and administrative consulting expense of approximately $35,000, an approximate $22,000 decrease in press releases and marketing expenses, an approximate $12,000 decrease in sales and marketing consulting expense and an approximate $2,000 decrease in various expenses.

Interest Expense

Interest expense for the three months ended September 30, 2023 was $54,491 as compared to $52,831 for the three months ended September 30, 2022.  The approximately $2,000 net increase was the result of interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022.

Revenue

We did not have revenue for the nine-month periods ended September 30, 2023 and 2022.

Research and Development Expenses

The research and development expenses were $334,442 and $400,524 for the nine months ended September 30, 2023 and 2022, respectively. These costs represent sponsored research, stock options, labor, consulting, amortization of patent costs, and intangible legal expenses.

The approximate $66,000 decrease includes decreases in sponsored research expense of approximately $126,000, a decrease of stock option expense of approximately $11,000, a decrease of consulting expense of approximately $11,000 and a decrease of CHS material expense of approximately $23,000.

These reductions were offset by increases in payroll and related labor expenses of approximately $27,000, an increase in laboratory materials and service expenses of approximately $63,000, an increase in software expense of approximately $12,000, and a combined increase in other research and development expenses of approximately $3,000.

General and Administrative Expenses

Our general and administrative expenses were $958,548 for the nine months ended September 30, 2023, as compared to $1,172,463 for the nine months ended September 30, 2022.

The approximate $214,000 expense decrease includes a decrease in marketing and administrative consulting expense of approximately $210,000, a decrease in legal and audit fees related to diligence activities of approximately $122,000, a decrease of stock option expense of approximately $79,000, a decrease in recruiting expense of approximately $30,000, and a decrease in marketing expenses of $28,000.

These decreases were offset by an increase in salaries and labor expenses of approximately $159,000, an increase in public relations expense of approximately $56,000, an increase in insurance expense of approximately $26,000, an increase in rent expense of approximately $11,000, and an increase in various other administrative expenses of $3,000.

Interest Expense

Interest expense for the nine months ended September 30, 2023 was $161,422 as compared to $148,273 for the nine months ended September 30, 2022.  The approximately $13,000 net increase was the result of interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

Financial Condition, Liquidity and Capital Resources

The Company has committed capital and resources and expects these resources to fund current development plans through March 31, 2024. The Company has insufficient revenue and capital commitments to fund the development of its planned products and pay current operating expenses beyond a year following the issuance of these condensed consolidated financial statements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these condensed consolidated financial statements.

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

●  Professional fees for accounting and audit; legal services for securities and financing

We had cash of $1,020,272 at September 30, 2023.

We had positive working capital of $534,323 at September 30, 2023.

During the nine months ended September 30, 2023, we used $1,214,695 of cash for operating activities, a net decrease of $142,093 or 10% compared to the nine months ended September 30, 2022. The net decrease in the use of cash for operating activities was a result of a decrease in the net loss of $279,682, an increase in the amortization and depreciation of $7,682, a decrease in expense of options of $89,696, a decrease in prepaid expenses of $19,911, a decrease in deposits of $11,793, and a decrease in accounts payable and accrued liabilities of $23,871.

During the nine months ended September 30, 2023, we used $46,034 of cash on purchases of equipment for investing activities compared to $80,265 for the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, we used $75,347 of cash for financing activities compared to $159,803 of cash provided from financing activities for the nine months ended September 30, 2022. The net decrease of $235,150 results from an increase in payments on notes payable of $66,651 and a decrease in proceeds from exercised warrants of $168,499.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

4.1	The Coretec Group, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2023)

10.1	Form of Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2023)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of Chief Executive Officer.

32.2*	Section 1350 Certifications of Chief Financial Officer.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: November 8, 2023	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer