Form 10-K
period 2023-12-31
CORETEC GROUP INC.
filed 2024-03-21
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-54697

THE CORETEC GROUP INC.

(Name of small business issuer in its charter)

Oklahoma	73-1479206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 Jackson Plaza, Ste 460, Ann Arbor, MI 48103

(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (866) 916-0833

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: None.

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  ☐  No   ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes   ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2023 was $1,623,021.

As of March 21, 2024, the issuer had 301,368,572 outstanding shares of Common Stock.

PART I

This Annual Report on Form 10-K includes the accounts of The Coretec Group Inc., an Oklahoma corporation, together with its wholly owned subsidiary, Coretec Industries LLC, a North Dakota limited liability corporation (collectively referred to herein as “the Group” or “Coretec”). References in this Form 10-K to “we”, “our”, “us” or the “Company” refer to The Coretec Group Inc. and its consolidated subsidiary unless context dictates otherwise.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-K , including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “will,” “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” “potential,” “continue,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our businesses, financial condition, results of operations and prospects.

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

Cyclohexasilane (CHS). Coretec’s underlying technology is focused on the production of a high-value liquid silicon precursor, cyclohexasilane (“CHS”). A key advantage of CHS is that it remains in liquid form at room temperature and does not convert to a gas until heated above 450°F. CHS is superior to other silicon precursors in many ways compared to materials commonly used for manufacturing silicon-based semiconductors and solar cells (monosilane or trichlorosilane), which have much lower boiling points that require more prescriptive handling that results in higher shipping and handling costs. Using CHS offers several potential technical advantages of using CHS versus common silicon precursors. The Company anticipates that CHS will first be used as an alternative to monosilane or trichlorosilane when adding silicon to lithium-ion batteries or when used in manufacturing silicon-based semiconductors.

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

A key challenge in the evolution of CSpace is the development of the material used for the image chamber. The Company is exploring and testing a variety of glass alternatives with a focus primarily in optimizing the weight and cost of a glass medium.

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

Following these proof-of-concept studies, commercialization opportunities (e.g., manufacturing, marketing, sales) created for its technologies and intellectual property (IP) will include, but are not limited to:

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

Volumetric 3D Display Business

The Company owns the rights to a patented volumetric 3D display technology that was developed by and with the University of Oklahoma (the “University”) under a Sponsored Research Agreement (“SRA”). The development to date has resulted in multiple technologies and two working laboratory prototypes (Lab Proto 1 and Lab Proto 2). Under the SRA, the Company has obtained the exclusive worldwide marketing rights to these 3D display technologies. On December 28, 2010, the United States Patent and Trademark Office (“USPTO”) approved the patent called “Light Surface Display for Rendering a Three-Dimensional Image,” and issued the United States Patent No. 7,858,913. On August 21, 2012, the USPTO approved a continuation patent called “3D Volumetric Display” and issued the US Patent No. 8,247,755. These patents describe the foundation of what is called CSpace® technology (“CSpace”).

Overview of Volumetric 3D Display Technology

CSpace is a patented glasses-free 3D static volumetric display technology that is being designed to produce high-resolution, full-color, true 3D images from 3D datasets generated by imaging systems or transformed from raw datasets (e.g., cyber data) that can benefit from visualization in 3D. Coretec’s CSpace will deliver 800 million voxels in a full color desktop format having a 360-degree viewing angle. The creation of high resolution images in a glass chamber reduces eye and cognitive fatigue that can degrade user comfort, endurance and reliability during decision making.

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

Intellectual Property

Pending Applications

●	“Method of Preparing CYCLOSILANE” – applications filed in the United States and internationally, September 27, 2021
●	“Method for Fabricating Silicon Quantum Dots” PCT application filed, August 30, 2022
●	“Surface-Functionalized Silicon Quantum Dots”, application filed in the United States, December 2, 2022.
●	“Cyclohexasilane for Electrodes”, application filed in the United States, August 22, 2023
●	“SI Anode”, provisional application filed in the United States, May 1, 2023

Granted

●	“Ultra High-Resolution Volumetric Three-Dimensional Display” - 9,423,682, August 23, 2016
●	“Holoform 3D Projection Display” – 9,477,087, October 25, 2016

Licensed

●	The following patents are exclusively licensed to the Company from the University of Oklahoma:

United States Patents Granted

●	“3D Volumetric Display” - 8,247,755, August 21, 2012
●	“3DLight Surface Display” - 8,075,139, December 13, 2011
●	“Light Surface Display for Rendering a Three-Dimensional Image” - 7,858,913, December 28, 2010
●	“Computer System with Digital Micromirror Device” – 8,487,865, July 16, 2014

International Patents Granted-Japan

●	“Light Surface Display for Rendering a Three-Dimensional Image” - Japanese Patent Number 5,594,718, August 11, 2014

Pending Trademark Applications

●	“ENDURION” – application filed in the United States June 3, 2022.

Registered Trademarks

●	–3,702,837 – Registered October 27, 2009

●	“CSPACE” – 3,548,298 – Registered December 16, 2008

Recent Developments

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

On June 5, 2023, the Company issued 705,882 common shares to a Matthew Hoffman, the Company’s CFO for accounts payable owed from services provided to the Company as consultant. This issuance satisfied consulting fees of $6,000. The shares were issued from the 2018 Equity Incentive Plan.

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

On February 12, 2024 an investor provided notice of cashless exercise for pre-funded warrants with a price per share of $0.0001. The warrant exercise results in an issuance of 14,861,316 common shares.

On March 1, 2024, The Coretec Group, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Core Optics, LLC, a Virginia limited liability company (“Core Optics”), Core Optics Co., Ltd., a Republic of Korea corporation (“Operating Subsidiary”) and Core SS LLC, a Virginia limited liability company (the “Member”), which Member holds all outstanding membership interests in Core Optics. Pursuant to the Share Exchange Agreement, the closing of which remains subject to the satisfaction of various closing conditions, the Member agreed to sell all of its membership interests in Core Optics to the Company in exchange for the Company’s issuance of (i) Ten Million (10,000,000) shares of Series C Convertible Preferred Stock, par value $0.0002 per share, of the Company (the “Series C Preferred Stock”); and (ii) Seven-Hundred-Five Million Five-Hundred-Sixty-One Thousand Seventy-Six (705,561,076) shares of the Company’s common stock, par value $0.0002 (“Common Stock”), for the Membership Interests so transferred by the Member (the “Exchange”). Upon consummation of the Exchange, Core Optics will be a wholly-owned-direct subsidiary of the Company, Operating Subsidiary will be a wholly-owned-indirect subsidiary of the Company, the combined company will continue to operate under the name The Coretec Group, Inc., the Company’s Common Stock will continue to trade under the ticker symbol “CRTG”, and the Member is expected to beneficially own approximately 80% of the Company’s Common Stock on a fully-diluted basis.

Each share of the Series C Preferred Stock is expected to be convertible into One Hundred Fifty (150) shares of Common Stock and has a stated value of $3.00. The Preferred Stock is not expected to: require the payment of any dividends; include any operational covenants; or require the Company to redeem the Series C Preferred Stock. Each holder of Series C Preferred Stock is expected to be entitled to cast the number of votes equal to the number of shares of Company Common Stock into which the Series C Preferred Stock held by such holder are convertible. In addition, it is expected that all outstanding Series C Preferred Stock will be automatically converted after a mandatory conversion event, which will be set forth in a certificate of designation that the Company would file with the Secretary of the State of Oklahoma at or before the closing of the Exchange.

Consummation of the Exchange is subject to customary conditions, including without limitation, (i) the delivery to the Company by the Member or its designees, if any, of a representation letter attesting to its status as an “accredited investor;” (ii) the delivery to the Company by the Member or its designees, if any, a lock up agreement in the form attached to the Share Exchange Agreement; (iii) the delivery by the Company of lock up agreements, in the form attached to the Share Exchange Agreement, from certain members of the Company’s management; (iv) the delivery to the Company of the required consolidated financial statements, as specified under the Share Exchange Agreement; (v) delivery by the Company to Core Optics of an applicable notice or approval from the OTC Markets that Company’s Common Stock will continue to be continue to be quoted on the OTCQB after the Closing; and (vi) delivery by the Company and Core Optics of all required consents to consummate all transactions contemplated by the Share Exchange Agreement.

The Share Exchange Agreement contains certain termination rights for the Company, Core Optics, and the Member.

The foregoing description of the Share Exchange Agreement is not complete and is qualified in its entirety by reference to the Share Exchange Agreement, which is filed as Exhibit 10.16 hereto and is incorporated herein by reference.

On March 7, 2024 a contractor provided notice of cashless exercise for stock option grants with a price per share of $0.0235. The option exercise results in an issuance of 1,500,000 common shares.

Employees

We have built an experienced team of professionals to realize our company goals:

●	Matthew Kappers, Chief Executive Officer
●	Matthew Hoffman, Chief Financial Officer and Chief Operating Officer
●	Ramez Elgammal, PhD, Chief Technology Officer
●	Michelle Tokarz, PhD, VP of Partnerships & Innovation
●	Lindsay McCarthy, Director of Operations
●	Nathaneal Downes, Research Scientist
●	Navpreet Singh, Battery Technician

None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Businesses

We have a limited operating history, as well as a history of operating losses.

We have a limited operating history. We cannot assure you that we can achieve revenue or sustain revenue growth or profitability in the future. We have a cumulative net loss of $18,652,952 for the period from inception (June 2, 2015) to December 31, 2023. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

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

As of this report, the Company has insufficient revenue and capital commitments to fund the development of its planned products, pay current operating expenses and debt commitments beyond a year following the issuance of these consolidated financial statements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these consolidated financial statements. Our auditors have expressed substantial doubt about our ability to continue as a going concern. These concerns arise from the fact that we have insufficient revenues to fund development and operating expenses. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and commercial operations have been and will continue to be significant. As the date of this filing, we do not expect to require additional funding through December 2024 to continue research, development and testing of our technologies, to obtain intellectual property protection relating to our technologies when appropriate, and to improve and market our technologies. However, there can be no assurances that we will not need additional funding in the future or that our current cash position will be sufficient to fund any future plans to accelerate our commercialization efforts. In the event additional funding is necessary, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

The Company is exposed to information systems and cybersecurity risks.

The Company’s information systems (including those of any of its counterparties) may be vulnerable to the increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deception. The Company’s operations depend, in part, on how well it and its counterparties protect networks, equipment, information technology systems and software against damage from threats. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations. There can be no assurance that the Company or its counterparties will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain an area of attention.

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

As of March 21, 2024, we had 301,368,572 shares of common stock issued and outstanding and convertible debt outstanding that may be converted into an estimated 45,155,537 shares of common stock and outstanding pre-funded warrants to purchase 13,779,000 shares of common stock at an exercise price of $0.0001. We also have outstanding warrants issued to purchase 2,814,000 shares of common stock at an exercise price of $0.052, outstanding warrants issued to purchase 82,500,000 shares of common stock at an exercise price of $0.08, and outstanding warrants issued to purchase 6,000,000 shares of common stock at an exercise price of $0.010. The sale of the shares underlying the convertible debt and warrants may adversely affect the market price of our common stock.

As of March 21, 2024, we have 1,198,631,428 unissued authorized shares available.

The issuance of shares upon conversion of outstanding Series A Convertible Preferred Stock, the convertible debt or the exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

The Company has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, the Company implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

ITEM 2. PROPERTIES

The Company is headquartered in Ann Arbor, Michigan where it is leasing office space and a wet laboratory, under gross lease terms. The office lease and wet laboratory leases were separate contracts.

The annual rent obligation for the wet laboratory was $12,600 payable in equal monthly installments for the calendar years of 2022 and 2023. On December 15, 2023, the Company entered into a short renewal period for January 1, 2024 through April 30, 2024 under the same monthly financial terms. On May 1, 2022 the Company entered into an annual lease for dedicated office space. The annual office rent obligation was $42,000 payable in equal monthly installments. The company renewed this lease for the period of May 1, 2023 through April 30, 2024 under the same financial terms.

On February 1, 2024 the Company entered into an annual lease for a suite to house both wet laboratory space and administrative offices on the same business campus. The annual office rent obligation is $54,000 payable in equal monthly installments, under gross lease terms. The prior office lease also terminated on February 1, 2024 and the prior wet laboratory lease terminated on February 29, 2024.

Rent expense for the wet lab and office operating leases was $54,600 and $41,175 for the years ended December 31, 2023 and 2022, respectively.

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

The sales prices on the OTCQB represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Holders

As of the date of this filing, we had approximately 4,300 active holders of our common stock. The number of active holders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company, One State Street Plaza, 30th Floor, New York, NY 10004.

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

Equity Compensation Plan Information

The Company has three equity compensation plans, the 2018 Equity Incentive Plan, referred to herein as the “2018 EIP”, the 2021 Equity Incentive Plan, referred to herein as the “2021 EIP”, and the 2023 Equity Incentive Plan, referred to herein as the “2023 EIP.”

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance The following table is as of March 21, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans not approved by security holders:

2018 EIP	1,500,000	$0.027	-
2021 EIP	61,950,000	$0.076	-
2023 EIP	21,000,000	$0.024	33,596,776

Recent Sales of Unregistered Securities

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

On February 12, 2024 an investor provided notice of cashless exercise for pre-funded warrants with a price per share of $0.0001. The warrant exercise results in an issuance of 14,861,316 common shares.

On March 7, 2024 a contractor provided notice of cashless exercise for stock option grants with a price per share of $0.0235. The option exercise results in an issuance of 1,500,000 common shares.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-K.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023 COMPARED TO THE YEAR ENDED DECEMBER 31, 2022

Revenue

We did not have any revenues for the years ended December 31, 2023 and 2022.

Research and Development Expenses

The research and development expenses were $512,952 for the year ended December 31, 2023, as compared to $535,837 for the year ended December 31, 2022.

The approximate $23,000 decrease for the year ended December 31, 2023, as compared with the year ended December 31, 2022, was a result of approximately $126,000 decrease in sponsored research and approximate decrease of $23,000 for CHS materials. These decreased expenses were offset by increases of approximately $58,000 for materials, supplies, and resources for laboratory expenses, approximately $44,000 for labor related costs, and approximately $24,000 in aggregate for various expenses.

General and Administrative Expenses

Our general and administrative expenses were $1,791,910 for the year ended December 31, 2023, as compared to $2,132,996 for the year ended December 31, 2022.

The approximately $341,000 net decrease was a result of a decrease in stock option expense of approximately $204,000, a decrease of approximately $143,000 in finance and administrative consulting expenses, a decrease of approximately $77,000 in marketing consulting expenses, a decrease in professional fees for audit and legal costs of approximately $111,000, a decrease of approximately $47,000 in news releases, and a decrease in approximately $30,000 in recruiting expenses. These expense reductions were offset by increases of approximately $166,000 in labor related expenses, approximately $51,000 in public relation consulting, approximately $43,000 in insurance expenses, and approximately $11,000 in rent expense.

Interest Expense

Interest expense was $217,564 for the year ended December 31, 2023, as compared to $202,751 for the year ended December 31, 2022. The approximately $15,000 net increase was the result of interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

Other Income

Other income was $214,787 for the year ended December 31, 2023, as compared to $8,260 for the year ended December 31, 2022. The approximate increase of $207,000 was primarily a result of the gain on derecognition of accounts payable of approximately $196,000 due to the running of the applicable statute of limitations resulting in the obligations unenforceable and considered extinguished. Additionally, increases in interest rates on cash deposits provided the remaining increase of approximately $12,000.

Financial Condition, Liquidity and Capital Resources

Management remains focused on controlling cash expenses. We recognize our responsibility for advancing our technology and plan our expenses accordingly. We intend to leverage stock-for-services wherever possible. The 2024 fiscal year operating budget consists of the following expenses:

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

As of December 31, 2023, we had cash of $523,988 and a positive net working capital of $9,299.

During the year ended December 31, 2023, we used $1,818,976 of cash for operating activities, a decrease of $29,916 or 2% compared to the year ended December 31, 2022. The decrease in the use of cash for operating activities was a net result of a decrease in the loss from operations of $555,685, an increase in depreciation and amortization of $9,106, a decrease in the options issued for services of $197,695, a decrease in gain on derecognition of accounts payable of $195,901, a decrease in gain on sales of equipment of $195, a decrease in the change in prepaid expenses of $37,768, a decrease in the change in deposits of $11,793, and a decrease in the change in accounts payable of $91,523.

During the year ended December 31, 2023, we used $48,612 of cash for investing activities, a net decrease of $31,653 or 39% compared to the year ended December 31, 2022. The net decrease in the use of cash for investing activities was a result of $27,403 reduction in cash used for equipment purchases and an increase in $4,250 of cash for sale of equipment.

During the year ended December 31, 2023, there was $35,228 of cash provided by financing activities, a decrease of $196,950 or 85% compared to the cash provided of $232,178 for the year ended December 31, 2022. The decrease was a result of $82,782 in increased payments on notes payable, a decrease of $114,388 in net proceeds of debt and warrants issued, and an increase in $220 of proceeds from exercised warrants compared to the year ended December 31, 2022.

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

Significant Accounting Policies

See Notes to Consolidated Financial Statements included in Part II, Item 8 and is hereby incorporated by reference.

Recently Issued Accounting Pronouncements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning after page 41 and is hereby incorporated by reference.

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

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and for the assessment of the effectiveness of internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Victor Keen	82	Director, Co-Chairman
Simon Calton	43	Director, Co-Chairman
Ronald Dombrowski	59	Director
Matthew Kappers	59	Chief Executive Officer and Director
Matthew Hoffman	47	Chief Financial Officer and Chief Operating Officer

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

Employment Agreements

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. The agreement between Mr. Kappers and the Company stated that Mr. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Mr. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options were fully vested pursuant to the Board of Directors consent, effective September 30, 2021. Since December 2021, the Company and Mr. Kappers have been operating under the agreement on a month-to-month basis. The Company recognized $150,000 of expense as CEO for the year ended December 31, 2023 and $154,200 of expense as CEO for the year ended December 31, 2022.

The Company entered into a one-year consulting agreement with Matthew Hoffman, doing business as Integrate Growth, LLC, effective May 18, 2020 and expiring May 19, 2021.  Under the terms of the agreement, Hoffman had the position of Director of Finance. On June 30, 2020 Ron Robinson, Chief Financial Officer and Judith Keating, Corporate Secretary both retired from the Company. As part of the management transition plan Hoffman was elevated to Chief Financial Officer and Corporate Secretary on June 30, 2020. On June 23, 2021, the Company renewed the CFO and Corporate Secretary contract with Matthew L. Hoffman under similar terms of the initial contract through May 31, 2022. Mr. Hoffman and the Company operated on a month-to-month basis from June 1, 2022 through October 17, 2022. On October 18, 2022 the Company announced the appointment as COO, where the Company entered into an employment agreement with Mr. Hoffman. Pursuant to the Employment Agreement, Mr. Hoffman will receive an annual base salary of $200,000. Mr. Hoffman will also be eligible for an annual incentive bonus, with a target payout of twenty percent (20%) of his then-current base salary, beginning with the Company’s 2023 fiscal year, upon meeting objectives set by the board of directors. The Employment Agreement further provides that upon execution of the Employment Agreement, the Company will grant to Mr. Hoffman options to purchase 5,000,000 fully vested shares of the Company’s common stock. The Company recognized $200,000 of salary expense for the year ended December 31, 2023 and $103,950 of expense respectively, under the terms of the agreement of the consulting agreement and $50,000 of employee wage expense during the year ended December 31, 2022.

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

Based on this review of the Company’s Board of Directors, only Ronald Dombrowski of the members is considered to be independent under the listing standards of the Rules of NASDAQ.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation earned in respect of our executive officers and directors for our last three completed fiscal years.

SUMMARY COMPENSATION TABLES

The following information is furnished for the years ended December 31, 2023 and 2022 for our executive officers.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation	Earning All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Matthew Kappers*	2023	$150,000	$-	$-	$117,500	$-	$-	$-	$267,500
CEO & Director	2022	$154,000	$-	$-	$196,000	$-	$-	$-	$350,000

Matthew Hoffman**	2023	$200,000	$-	$-	$117,500	$-	$-	$6,000	$323,500
CFO & COO	2022	$153,050	$-	$-	$140,000	$-	$-	$-	$293,050

*Matthew Kappers was appointed as CEO in June of 2021

**Matthew Hoffman was appointed CFO in June of 2020 and COO in October 2022

The following information is furnished for the years ended December 31, 2023 and 2022 for our directors.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation	Earning All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Victor Keen	2023	$-	$-	$-	$70,500	$-	$-	$-	$70,500
Co-Chairman	2022	$-	$-	$-	$84,000	$-	$-	$-	$84,000

Simon Calton	2023	$-	$-	$-	$70,500	$-	$-	$-	$70,500
Co-Chairman	2022	$-	$-	$-	$84,000	$-	$-	$-	$84,000

Ron Dombrowski	2023	$-	$-	$-	$23,500	$-	$-	$-	$23,500
Director	2022	$-	$-	$-	$-	$-	$-	$-	$-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2023:

Equity
Incentive
Plan
			Equity				Market	Equity	Awards
			Incentive				Value	Incentive	Market or
			Plan			Number	of	Plan	Payout
		Number of	Awards:			of	Shares	Awards:	Value of
	Number of	Securities	Number of			Shares	or Units	Number of	Unearned
	Securities	Underlying	Securities			or Units	of Stock	Unearned	Shares Units
	Underlying	Unexercised	Underlying			of Stock	That	Shares Units	or Other
	Unexercised	Options	Unexercised	Option		That	have	or Other	Rights That
	Options	#	Unearned	Exercise	Option	Have Not	not	Rights That	have not
	#	Un-	Options	Price	Expiration	Vested	vested	Have Not	Vested
Name	Exercisable	exercisable	#	$	Date	#	$	Vested #	$

Victor Keen, former CEO	11,000,000	-	-	$0.024 to $0.105	2026 - 2028	-	-	-	-
Michael A. Kraft, former CEO	14,208,160	-	-	$0.041 to $0.240	2024 - 2027	-	-	-	-
Matthew L. Hoffman, CFO	14,000,000	-	-	$0.024 to $0.105	2025 - 2028	-	-	-	-
Matthew J. Kappers, CEO	21,000,000	-	-	$0.024 to $0.105	2024 - 2028	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 21, 2024 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

On February 12, 2024 an investor provided notice of cashless exercise for pre-funded warrants with a price per share of $0.0001. The warrant exercise results in an issuance of 14,861,316 common shares.

Name of Beneficial Owner		Common Stock Beneficial Ownership	Percent of Class (1)	Series A Preferred Beneficial Ownership	Percent of Class (12)
Named Executive Officers and Directors:
Victor Keen	(2)	110,698,311	36.9%	265,000	76.8%
Simon Calton	(3)	26,707,834	8.9%	-	-
Ronald Dombrowski	(4)	7,644,920	2.5%	-	-
Matthew Kappers	(5)	22,205,117	7.4%	-	-
Matthew Hoffman	(6)	14,705,882	4.9%	-	-

Current directors and executive officers as a group		181,962,064	60.7%	265,000	76.8%

Recent former directors and executive officers
Douglas Freitag	(7)	2,561,922	0.9%	-	-
Michael Kraft	(8)	14,208,160	4.7%	-	-

Current and former directors and executive officers as a group		198,732,146	66.3%	265,000	76.8%

Other 5% Stockholders:
Carlton James Ltd	(9)	24,259,528	8.1%	-	-
Diversified Alpha Fund	(10)	see note	9.99%	-	-
Armistice Capital Master Fund Ltd	(11)	see note	9.99%	-	-

(1) Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of the date of this report, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Furthermore, the percentages set forth in this column are based on the 299,868,572 issued and outstanding shares of common stock on March 21, 2024.

(2) Represents 96,048,679 shares owned by Mr. Keen and (i) 3,561,299 shares, representing his pecuniary interest in shares held by Carlton James Ltd., (ii) 11,000,000 shares issuable upon exercise of the options held by Mr. Keen, and (iii) 88,333 shares issuable upon the conversion of 265,000 shares of Series A preferred stock held by Mr. Keen. Victor Keen is a Co-Chairman of the Company’s Board of Directors.

(3) Represents 5,771,131 shares owned by Mr. Calton and (i) 9,936,703 shares, representing his pecuniary interest in shares held by Carlton James Ltd. Simon Calton is the Co-Chairman of the Company’s Board of Directors and (ii) 11,000,000 shares issuable upon exercise of the options held by Mr. Calton.

(4) Represents 3,644,920 shares owned by Mr. Dombrowski and 4,000,000 shares issuable upon exercise of the options held by Mr. Dombrowski. Ronald Dombrowski is a Director on the Company’s Board of Directors.

(5) Represents 1,205,117 shares owned by Mr. Kappers and 21,000,000 shares issuable upon exercise of the options held by Mr. Kappers. Matthew Kappers is the Company’s CEO and Director on the Company’s Board of Directors.

(6) Represents 705,882 shares owned by Mr. Hoffman and 14,000,000 shares issuable upon exercise of options held by Mr. Hoffman. Matthew Hoffman is the Company’s Chief Financial Officer and Chief Operating Officer.

(7) Represents 561,922 shares owned by Mr. Freitag and 2,000,000 shares issuable upon exercise of the options held by Mr. Freitag. During January 2023, Douglas Freitag resigned as Director from the Company’s Board of Directors.

(8) Represents 14,208,160 shares issuable upon exercise of vested options held by Mr. Kraft. During October 2022, Michael A. Kraft resigned his position as the Company’s President.

(9) Shares held by Carlton James Ltd., are controlled by Simon Calton, the Co-Chairman of the Company’s Board of Directors.

(10) The shares are directly held by Diversified Alpha Fund (DAF). The number of shares excludes the 45,155,537 shares issuable upon conversions, which conversions are subject to a 9.99% ownership limitation, of outstanding balances under a Credit Agreement and related Promissory Note entered into by the Company and DAF. Accordingly, DAF’s actual beneficial ownership and the maximum aggregate number of shares that DAF may not result in DAF’s ownership exceeding 9.99%. DAF is managed and controlled by Mollitium Investment Management.

(11) The shares are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The number of shares excludes 96,279,000 shares of common stock issuable upon exercise of the pre-funded warrants and the warrants, both of which are subject to certain beneficial ownership limitations.  Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The business address for the Master Fund is c/o Armistice Capital, LLC, 510 Madison Avenue 7th Floor, New York 10022. The maximum aggregate number of shares that the Master Fund may hold is equal to that number of shares that would not result in the Master Fund’s ownership exceeding 9.99%.

(12) Calculated on the basis of 345,000 issued and outstanding shares of Series A Convertible Preferred Stock as of March 21, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

See Item 10. Employment Agreements

Director Independence

As discussed above, only Ronald Dombrowski of the members is considered to be an independent director within the meaning of NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2023 and 2022 were $84,000 and $147,900, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2023 and 2022 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years December 31, 2023 and 2022 were $3,500 and $3,100, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2023 and 2022 were $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation (incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007)

3.2	Bylaws (incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007)

3.3	Amended Certificate of Incorporation (incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007)

3.4	Amended Certificate of Incorporation (incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007)

3.5	Amended Certificate of Incorporation (incorporated by reference to Form SB-2 as filed on December 15, 2006 (File No. 333-139420) and subsequently withdrawn on February 5, 2007)

3.6	Amended Certificate of Incorporation (incorporated by reference to Current Report on Form 8-K as filed on December 23, 2010 (File No. 333-143761))

3.7	Amended Certificate of Incorporation (Incorporated by reference to Current Report on Form 8-K as filed on May 2, 2012 (File No. 333-143761))

3.8	Amendment to the Bylaws as of April 4, 2013 (incorporated by reference to Current Report on Form 8-K as filed on April 5, 2013 (File No. 000-54697))

3.9

Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock (incorporated by reference to Current Report on Form 8-K as filed on December 13, 2013 (File No. 000-54697))

4.1	Description of Securities (incorporated by reference to Annual Report on Form 10-K as filed on March 12, 2021 (File No. 000-54697))

4.2	The Coretec Group, Inc. 2021 Equity Incentive Plan (incorporated by reference to Current Report on Form 8-K as filed on October 1, 2021 (File No. 000-54697))

4.3	The Coretec Group, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on October 31, 2023)

10.1	Credit Agreement dated as of October 4, 2019 (incorporated by reference to Current Report on Form 8-K as filed on October 15, 2019 (File No. 000-54697))

10.2	Promissory Note dated as of October 4, 2019 (incorporated by reference to Current Report on Form 8-K as filed on October 15, 2019 (File No. 000-54697))

10.3	Warrant dated as of October 4, 2019 (incorporated by reference to Current Report on Form 8-K as filed on October 15, 2019 (File No. 000-54697))

10.4	Consulting Agreement dated May 18, 2020, by and between the Company and Matthew Hoffman (incorporated by reference to Annual Report on Form 10-K as filed on March 12, 2021 (File No. 000-54697))

10.5	Engagement Letter dated February 26, 2021 (incorporated by reference to Current Report on Form 8-K as filed on March 3, 2021 (File No. 000-54697))

10.6	Form of Securities Purchase Agreement (incorporated by reference to Current Report on Form 8-K as filed on March 3, 2021 (File No. 000-54697))

10.7	Form of Warrant (incorporated by reference to Current Report on Form 8-K as filed on March 3, 2021 (File No. 000-54697))

10.8	Form of Registration Rights Agreement (incorporated by reference to Current Report on Form 8-K as filed on March 3, 2021 (File No. 000-54697))

10.9	Form of Placement Agent Warrant (incorporated by reference to Current Report on Form 8-K as filed on March 3, 2021 (File No. 000-54697))

10.10	Form of Pre-funded Warrant (incorporated by reference to Current Report on Form 8-K as filed on March 3, 2021 (File No. 000-54697))

10.11	Press Release issued March 2, 2021 (incorporated by reference to Current Report on Form 8-K as filed on March 3, 2021 (File No. 000-54697))

10.12	Form of Option Agreement (incorporated by reference to Current Report on Form 8-K as filed on April 13, 2021 (File No. 000-54697))

10.13	Employment Agreement dated as of June 15, 2021, by and between the Company and Mr. Kappers. (incorporated by reference to Current Report on Form 8-K as filed on June 21, 2021 (File No. 000-54697))

10.14	Modification dated as of November 16, 2021 (incorporated by reference to Current Report on Form 8-K as filed on November 22, 2021 (File No. 000-54697))

10.15	Employment Agreement dated October 14, 2022

10.16	Form of Option Agreement for the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on October 31, 2023)

10.17	Share Exchange Agreement dated as of March 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on March 6, 2024

21.1	Subsidiaries (incorporated by reference to Annual Report on Form 10-K as filed on March 12, 2021 (File No. 000-54697)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1**	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: March 21, 2024	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Victor F. Keen	Director	March 21, 2024
Victor F. Keen

By:	/s/ Simon Calton	Director	March 21, 2024
Simon Calton

By:	/s/ Ronald Dombrowski	Director	March 21, 2024
Ronald Dombrowski

The Coretec Group, Inc.

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

The Coretec Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coretec Group, Inc. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient revenue and capital commitments to fund the development of its planned products, pay current operating expenses and debt commitments beyond a year following the issuance of these financial statements. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Patent Impairment Assessment

As described further in Note 1 to the financial statements, the Company reviews patents for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. In performing the review for impairment, management makes significant estimates and assumptions related to the use of the patents and forecasts of future undiscounted cash flows. The net balance of the patents was approximately $818,000 as of December 31, 2023.

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

Tulsa, Oklahoma

March 21, 2024

THE CORETEC GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 and 2022

	2023	2022
Assets
Current assets:
Cash	$523,988	$2,356,348
Prepaid expenses	132,680	114,201
Total current assets	656,668	2,470,549

Property and equipment, net	109,766	73,462

Other assets:
Intangibles, net	824,345	906,975
Goodwill	166,000	166,000
Deposits-other	4,550	4,550
Total other assets	994,895	1,077,525
Total Assets	$1,761,329	$3,621,536

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$75,918	$316,992
Notes payable, current portion	571,451	61,398
Total current liabilities	647,369	378,390

Long term debt, net	1,003,816	1,414,826
Total Liabilities	1,651,185	1,793,216

Stockholders' equity:
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 284,104,032 and 268,871,202 shares issued and outstanding at December 31, 2023 and 2022, respectively	56,819	53,772
Additional paid-in capital	18,706,208	18,119,792
Accumulated deficit	(18,652,952)	(16,345,313)
Total Stockholders' Equity	110,144	1,828,320
Total Liabilities and Stockholders' Equity	$1,761,329	$3,621,536

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023 and 2022

	2023	2022
Income:
Revenue	$-	$-

Expenses:
Research and development	512,952	535,837
General and administrative	1,791,910	2,132,996
Interest	217,564	202,751
Total expenses	2,522,426	2,871,584

Other income	214,787	8,260

Net loss	(2,307,639)	(2,863,324)
Loss per share:
Basic and diluted	$(0.008)	$(0.011)

Weighted average shares outstanding, basic and diluted	277,732,088	258,337,996

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 and 2022

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2021	345,000	$69	254,055,581	$50,809	$17,295,262	$(13,481,989)	$3,864,151
Common stock issued for liabilities	-	-	3,615,621	723	59,943	-	60,666
Exchange of stock options for common stock	-	-	900,000	180	(180)	-	-
Warrants issued	-	-	-	-	4,102	-	4,102
Warrants exercised	-	-	10,300,000	2,060	(1,030)	-	1,030
Options issued for compensation and services	-	-	-	-	761,695	-	761,695
Net loss for the period	-	-	-	-	-	(2,863,324)	(2,863,324)
Balance December 31, 2022	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,345,313)	$1,828,320
Options issued for compensation and services	-	-	-	-	564,000	-	564,000
Common stock issued for liabilities	-	-	2,732,830	547	23,666	-	24,213
Warrants exercised	-	-	12,500,000	2,500	(1,250)	-	1,250
Net loss for the period	-	-	-	-	-	(2,307,639)	(2,307,639)
Balance December 31, 2023	345,000	$69	284,104,032	$56,819	$18,706,208	$(18,652,952)	$110,144

See notes to consolidated financial statements

THE CORETEC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 and 2022

	2023	2022
Cash Flows from Operating Activities
Net loss	$(2,307,639)	$(2,863,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,503	6,803
Amortization - intangibles	82,630	82,629
Amortization - debt discount	65,065	61,660
Options issued for compensation and services	564,000	761,695
Gain on derecognition of accounts payable	(195,901)	-
Gain on sale of equipment	(195)	-
Change in:
Prepaid expenses	(18,479)	19,289
Deposits	-	11,793
Accounts payable and accrued liabilities	(20,960)	70,563

Net cash used in operating activities	(1,818,976)	(1,848,892)

Cash Flows from Investing Activities
Purchases of equipment	(52,862)	(80,265)
Sale of equipment	4,250	-

Net cash used in investing activities	(48,612)	(80,265)

Cash Flows from Financing Activities
Payments on notes payable	(122,828)	(40,046)
Proceeds from debt and warrants issued	156,806	271,194
Proceeds from exercised warrants	1,250	1,030
Net cash provided by financing activities	35,228	232,178

Net change in cash	(1,832,360)	(1,696,979)
Cash, beginning of period	2,356,348	4,053,327

Cash, end of period	$523,988	$2,356,348

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$183,767	$132,873
Non-Cash Financing Activities
Stock options exchanged for common stock	$-	$180
Common stock issued to satisfy liabilities	$24,213	$60,666

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

Estimated useful lives of property and equipment are as follows for the major classes of assets:

Asset Description	Estimated Lives (years)
Furniture and fixtures	7
Laboratory equipment	7

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

	December 31,
	2023	2022
Options	101,158,160	77,158,160
Warrants	120,014,000	132,514,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	45,155,537	45,155,537
Total potentially dilutive shares	266,442,697	254,942,697

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

Note 2 – Uncertainties and New Share Exchange Agreement

As of this report, the Company has insufficient revenue and capital commitments to fund the development of its planned products, pay current operating expenses and debt commitments beyond a year following the issuance of these consolidated financial statements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a year following the issuance of these consolidated financial statements.

On March 1, 2024, the Company entered into a Share Exchange Agreement with Core Optics, LLC, a Virginia limited liability company (“Core Optics”), Core Optics Co., Ltd., a Republic of Korea corporation (“Operating Subsidiary”) and Core SS LLC, a Virginia limited liability company (the “Member”), which Member holds all outstanding membership interests in Core Optics. Pursuant to the Share Exchange Agreement, the closing of which remains subject to the satisfaction of various closing conditions, the Member agreed to sell all of its membership interests in Core Optics to the Company in exchange for the Company’s issuance of (i) 10,000,000 shares of Series C Convertible Preferred Stock, par value $0.0002 per share, of the Company; and (ii) 705,561,076 shares of the Company’s common stock, for the Membership Interests so transferred by the Member (the “Exchange”). Upon consummation of the Exchange, Core Optics will be a wholly-owned-direct subsidiary of the Company, Operating Subsidiary will be a wholly-owned-indirect subsidiary of the Company, the combined company will continue to operate under the name The Coretec Group, Inc., the Company’s common stock will continue to trade under the ticker symbol “CRTG”, and the Member is expected to beneficially own approximately 80% of the Company’s common stock on a fully-diluted basis.

Each share of the Series C Preferred Stock is expected to be convertible into 150 shares of common stock and has a stated value of $3.00. The Preferred Stock is not expected to: require the payment of any dividends; include any operational covenants; or require the Company to redeem the Series C Preferred Stock. Each holder of Series C Preferred Stock is expected to be entitled to cast the number of votes equal to the number of shares of Company common stock into which the Series C Preferred Stock held by such holder are convertible. In addition, it is expected that all outstanding Series C Preferred Stock will be automatically converted after a mandatory conversion event, which will be set forth in a certificate of designation that the Company would file with the Secretary of the State of Oklahoma at or before the closing of the Exchange.

Consummation of the Exchange is subject to customary conditions, including without limitation, (i) the delivery to the Company by the Member or its designees, if any, of a representation letter attesting to its status as an “accredited investor;” (ii) the delivery to the Company by the Member or its designees, if any, a lock up agreement in the form attached to the Share Exchange Agreement; (iii) the delivery by the Company of lock up agreements, in the form attached to the Share Exchange Agreement, from certain members of the Company’s management; (iv) the delivery to the Company of the required consolidated financial statements, as specified under the Share Exchange Agreement; (v) delivery by the Company to Core Optics of an applicable notice or approval from the OTC Markets that Company’s Common Stock will continue to be continue to be quoted on the OTCQB after the Closing; and (vi) delivery by the Company and Core Optics of all required consents to consummate all transactions contemplated by the Share Exchange Agreement.

The Share Exchange Agreement contains certain termination rights for the Company, Core Optics, and the Member.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's referenced share exchange agreement with Core Optics, LLC and the ability of the Company, post-merger, to fund the combined entities activities and development of its planned products.

In the event, that the referenced share exchange agreement does not close, then the Company intends to continue to raise additional capital through other debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Note 3 – Property, Plant and Equipment

The following table sets forth the tangible assets:

	December 31,	December 31,
	2023	2022
Laboratory equipment	$127,191	$80,265
Accumulated depreciation	(17,425)	(6,803)
Net property, plant and equipment	$109,766	$73,462

The Company’s laboratory equipment primarily consists of assets utilized for synthesis, battery manufacturing, testing and analysis.

Note 4 – Intangibles

The following table sets forth the intangible assets:

	December 31,	December 31,
	2023	2022
Patents	$1,400,000	$1,400,000
Website development costs	12,007	12,007
Accumulated amortization	(587,662)	(505,032)
Net intangible assets	$824,345	$906,975

The patents were acquired with the September 30, 2016 reverse acquisition. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Note 5 – Debt

Notes payable and long-term debt consists of the following:

	December 31,	December 31,
	2023	2022
Notes payable:
5.26% Insurance premium finance agreement paid in June 2023	$-	$61,398
8.29% Insurance premium finance agreement due June 2024	95,376	-
Current portion of long term debt	476,075	-
Notes payable - current	$571,451	$61,398

Long term debt:
10% promissory note, principal payments start July 2024	$1,485,617	$1,485,617
Less:
Current portion of long term debt	(476,075)	-
Warrants issued	(1,688)	(51,755)
Debt issuance costs	(4,038)	(19,036)
Total long term debt	$1,003,816	$1,414,826

5.26% Insurance premium finance agreement, due June 2023

The Company entered into an insurance financing agreement in August 2022 totaling $101,444. The monthly payments under the agreement were due in ten installments of $10,391 each.  The debt was fully paid under the terms of the agreement.

8.29% Insurance premium finance agreement, due June 2024

The Company entered into an insurance financing agreement in August 2023 totaling $156,806. The monthly payments under the agreement are due in ten installments of $16,283. The Company has made payments on the note of $65,131 as of December 31, 2023.

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due on the 15th day of the 4th anniversary of each advance with the first capital payment due on July 15, 2024. The Promissory Note has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of December 31, 2023, DAF has advanced $2,345,000 with no definitive date or commitment to advance the remaining $155,000. Interest is accrued monthly and paid in advance for the first six months and thereafter interest only payments shall be paid quarterly.

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

There were no advanced gross proceeds to the Company during the year ended December 31, 2023 compared with $175,000 for the year ended December 31, 2022.

There were no warrants issued under the Credit Agreement during the year ended December 31, 2023 compared with 210,000 warrants issued during the year ended December 31, 2022.

The allocated cost of the warrants issued during the years ended December 31, 2023 and 2022, was $0 and $4,102, respectively, and is being amortized over the life of the debt. Total amortization of the allocated warrant costs, including previously issued warrants, was $47,717 and $46,275 during the years ended December 31, 2023 and 2022, respectively. See Note 6 for more information on the warrants.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs amounted to $0 and $5,250 during the years ended December 31, 2023 and 2022, respectively, and are being amortized over the life of the debt with $17,348 and $15,385 amortized during the years ended December 31, 2023 and 2022, respectively.

Interest payments were made to DAF from invoiced amounts totaling for $179,889 and $131,357 during the years ended December 31, 2023 and 2022, respectively.

The following table sets forth the principal payment schedule by year:

Year	Principal payments due
2024	476,075
2025	870,000
2026	139,542
$1,485,617

Note 6 – Equity Incentive Plans

In January 2018, the Company’s 2018 Equity Incentive Plan (the “2018 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2018 EIP shall not exceed fifteen million (15,000,000) shares. The shares are included in a registration statement filed January 2018. There were 0 shares available for issuance under the 2018 EIP as of December 31, 2023.

On September 30, 2021, the Board of Directors approved The Coretec Group, Inc. 2021 Equity Incentive Plan (“2021 EIP”) which covers the potential issuance of 62,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Cash Awards. There were 0 shares available for issuance under the 2021 EIP as of December 31, 2023.

On October 27, 2023, the Board of Directors approved The Coretec Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which covers the potential issuance of 57,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Cash Awards. There were 33,000,000 shares available for issuance under the 2023 EIP as of December 31, 2023.

Note 7 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On October 22, 2020, the Board of Directors consented to satisfying accrued liabilities of vendors by issuing common stock from the 2018 Equity Incentive Plan from August 26, 2020 through September 1, 2021. The number of shares issued to satisfy a liability was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average. On November 10, 2021, the Board of Directors consented to continue this practice through September 1, 2022. As part of this written consent, the Board of Directors included the use of both the 2018 and 2021 Equity Incentive Plans. On October 14, 2022 the Board of Directors further consented to extend this practice through September 1, 2023. On October 27, 2023 the Board of Directors further consented to extend this practice through September 1, 2024. The stock issuance, in lieu of cash payment, requires written approval of the Chief Executive Officer. During the year ended December 31, 2023, 2,732,830 shares were issued to satisfy $24,213 of vendor accrued liabilities and services. During the year ended December 31, 2022, the Company issued 3,615,621 shares to satisfy $60,666 of vendor accrued liabilities and services.

Series A Convertible Preferred Stock

A total of 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”), which Certificate of Designation was filed with the Secretary of State of the State of Oklahoma on December 11, 2013. The shares of Series A Preferred Stock have a par value of $0.0002 per share and a stated value of $1.00 per share (the “Stated Value”) and shall receive a dividend of 6% of their Stated Value per annum payable or upon conversion or redemption of Series A Preferred at the option of the Company. We have not paid any cash or stock dividends to the holders of our Series A Preferred Stock. Dividends in arrears totaled approximately $210,000 and $190,000 for the years ended December 31, 2023 and 2022, respectively. Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

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

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement as of December 31, 2023 and 2022 total 2,814,000. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The following table summarizes the Company’s warrant activity during the year ended December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2022	132,514,000	$0.0555	3.63
Exercised	(12,500,000)	0.0001
Outstanding, December 31, 2023	120,014,000	$0.0612	2.63	$843,780

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

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019.  The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option.  The modification of these options did not result in any additional compensation because there was no change in the fair value. As of December 31, 2023, 9,500,000 options had been exchanged for 5,700,000 shares of common stock.

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

On October 27, 2023, the Company granted five-year options to members of the Company’s management, employees and consultants, as incentive compensation. The Company granted the following options: (i) 5,000,000 options to Matthew Kappers, (ii) 5,000,000 options to Matthew L. Hoffman, (iii) 3,000,000 options to Victor F. Keen, (iv) 3,000,000 options to Simon Calton, (v) 1,000,000 options to Ron Dombrowski, and (vi) an aggregate of 7,000,000 options to other employees and consultants of the Company. All of the options have an exercise price equal to $ 0.0235 and are deemed fully vested and immediately exercisable.

The Company recognized $564,000 and $761,695 of stock option expense during the years ended December 31, 2023 and 2022, respectively.

Options Summary

The following table summarizes the Company’s option activity during the years ended December 31, 2023 and 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2021	53,711,609	$0.093	4.17	936,000
Options granted	24,950,000	0.028
Options expired	(3,449)	70.260
Exchanged for common stock	(1,500,000)	0.041
Outstanding, December 31, 2022	77,158,160	$0.070	3.72	$151,200
Options granted	24,000,000	0.0235
Outstanding, December 31, 2023	101,158,160	$0.059	3.22	$187,200

Exercisable options
Exercisable, December 31, 2022	77,158,160	$0.070	3.72	$151,200
Exercisable, December 31, 2023	101,158,160	$0.059	3.22	$187,200

The following table summarizes the Company’s options as of December 31, 2023:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.024	24,000,000	4.82	24,000,000
$0.028	24,000,000	3.79	24,000,000
$0.041	12,500,000	0.60	12,500,000
$0.055	950,000	3.23	950,000
$0.065	1,000,000	1.50	1,000,000
$0.105	38,500,000	2.75	38,500,000
$0.240	208,160	3.21	208,160
Total	101,158,160	3.22	101,158,160

The following assumptions were used for issuances during the years ended December 31, 2023 and 2022

	December 31,
	2023	2022
Risk-free interest rate	4.79%	4.25%
Term (years)	5	5
Volatility	262%	297%
Dividend yield	0%	0%

Note 8 – Commitments

Real property leases

The Company is headquartered in Ann Arbor, Michigan where it is leasing office space and a wet laboratory, under gross lease terms. The office lease and wet laboratory leases were separate contracts. The annual rent obligation for the wet laboratory was $12,600 payable in equal monthly installments for the calendar years of 2022 and 2023. On December 15, 2023, the Company entered into a short renewal period for January 1, 2024 through April 30, 2024 under the same monthly financial terms. On May 1, 2022 the Company entered into an annual lease for dedicated office space. The annual office rent obligation was $42,000 payable in equal monthly installments. The company renewed this lease for the period of May 1, 2023 through April 30, 2024 under the same financial terms.

On February 1, 2024 the Company entered into an annual lease for a suite to house both wet laboratory space and administrative offices on the same business campus. The annual office rent obligation is $54,000 payable in equal monthly installments, under gross lease terms. The prior office lease also terminated on February 1, 2024 and the prior wet laboratory lease terminated on February 29, 2024.

Rent expense for the wet lab and office operating leases was $54,600 and $41,175 for the years ended December 31, 2023 and 2022, respectively.

Note 9 – Related Party Transactions

On June 21, 2021, the Company announced the appointment of Matthew J. Kappers as Chief Executive Officer. The agreement between Mr. Kappers and the Company stated that Mr. Kappers will operate in the CEO role as an independent contractor for the period of June 15, 2021 through December 15, 2021. Mr. Kappers will be compensated at a monthly rate of $12,500 and received an option grant to purchase 5,000,000 shares of common stock. The options were fully vested pursuant to the Board of Directors consent, effective September 30, 2021. Since December 2021, the Company and Mr. Kappers have been operating under the agreement on a month to month basis. The Company recognized $150,000 of expense as CEO for the year ended December 31, 2023 and $154,200 of expense as CEO for the year ended December 31, 2022.

The Company entered into a one-year consulting agreement with Matthew Hoffman, doing business as Integrate Growth, LLC, effective May 18, 2020 and expiring May 19, 2021.  On June 23, 2021, the Company renewed the CFO and Corporate Secretary contract with Matthew L. Hoffman under similar terms of the initial contract through May 31, 2022. Mr. Hoffman and the Company operated on a month-to-month basis from June 1, 2022 through October 17, 2022. On October 18, 2022 the Company announced the appointment as COO, where the Company entered into an employment agreement with Mr. Hoffman. Pursuant to the employment agreement, Mr. Hoffman will receive an annual base salary of $200,000. Mr. Hoffman will also be eligible for an annual incentive bonus, with a target payout of twenty percent (20%) of his then-current base salary, beginning with the Company’s 2023 fiscal year, upon meeting objectives set by the board of directors. The employment agreement also granted to Mr. Hoffman options to purchase 5,000,000 fully vested shares of the Company’s common stock. The Company recognized $200,000 of salary expense for the year ended December 31, 2023 and $103,950 of expense respectively, under the terms of the agreement of the consulting agreement and $50,000 of employee wage expense during the year ended December 31, 2022.

Note 10 – Derecognition of Accounts Payable

The Company derecognizes financial liabilities when its obligations under the financial liabilities are discharged, cancelled or expired. Generally, the difference between the carrying amount of the financial liability derecognized and the consideration paid is recognized in the consolidated statements of operations as other income.

During the year ended December 31, 2023, the Company derecognized a total of $195,901 of accounts payable due to the running of the applicable statute of limitations. Since the obligations were unenforceable, the accounts payable was considered extinguished, resulting in a gain on derecognition of accounts payable of $195,901, which is included in other income on the consolidated statement of operations.

Note 11 – Subsequent Events

On January 12, 2024, the Company issued 903,224 common shares to a consultant of the Company to satisfy consulting fees of $8,960. The shares were issued from the 2023 Equity Incentive Plan.

On February 12, 2024 an investor provided notice of cashless exercise for pre-funded warrants with a price per share of $0.0001. The warrant exercise results in an issuance of 14,861,316 common shares.

On March 1, 2024, The Coretec Group, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Core Optics, LLC, a Virginia limited liability company (“Core Optics”), Core Optics Co., Ltd., a Republic of Korea corporation (“Operating Subsidiary”) and Core SS LLC, a Virginia limited liability company (the “Member”), which Member holds all outstanding membership interests in Core Optics. See Note 2 for more information.

On March 7, 2024 a contractor provided notice of cashless exercise for stock option grants with a price per share of $0.0235. The option exercise results in an issuance of 1,500,000 common shares.