Form 10-Q
period 2024-03-31
CORETEC GROUP INC.
filed 2024-05-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the issuer had 315,049,151 outstanding shares of Common Stock.

PART I

Item 1.	Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$115,073	$523,988
Prepaid expenses	88,292	132,680
Total current assets	203,365	656,668

Property and equipment, net	105,806	109,766

Other assets:
Intangibles, net	803,688	824,345
Goodwill	166,000	166,000
Deposits-other	4,550	4,550
Total other assets	974,238	994,895
Total Assets	$1,283,409	$1,761,329

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$154,727	$75,918
Notes payable, current portion	524,256	571,451
Total current liabilities	678,983	647,369

Long term debt, net	1,009,542	1,003,816
Total Liabilities	1,688,525	1,651,185

Stockholders' equity (deficit):
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 301,368,572 and 284,104,032 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	60,272	56,819
Additional paid-in capital	18,711,715	18,706,208
Accumulated deficit	(19,177,172)	(18,652,952)
Total Stockholders' Equity (Deficit)	(405,116)	110,144
Total Liabilities and Stockholders' Equity	$1,283,409	$1,761,329

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Income:
Revenue	$-	$-

Expenses:
Research and development	122,454	111,902
General and administrative	358,095	347,194
Interest	44,518	54,081
Total expenses	525,067	513,177

Other income	847	5,793

Net loss	(524,220)	(507,384)
Loss per share:
Basic and diluted	$(0.002)	$(0.002)

Weighted average shares outstanding, basic and diluted	292,909,312	268,871,202

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and THREE MONTHS ENDED MARCH 31, 2023

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2023	345,000	$69	284,104,032	$56,819	$18,706,208	$(18,652,952)	$110,144
Common stock issued for services	-	-	903,224	181	8,779	-	8,960
Warrants exercised	-	-	14,861,316	2,972	(2,972)	-	-
Options exercised	-	-	1,500,000	300	(300)	-	-
Net loss for the period	-	-	-	-	-	(524,220)	(524,220)
Balance March 31, 2024	345,000	$69	301,368,572	$60,272	$18,711,715	$(19,177,172)	$(405,116)

Balance December 31, 2022	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,345,313)	$1,828,320
Net loss for the period	-	-	-	-	-	(507,384)	(507,384)
Balance March 31, 2023	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,852,697)	$1,320,936

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,

	2024	2023
Cash Flows from Operating Activities
Net loss	$(524,220)	$(507,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,960	2,373
Amortization - intangibles	20,657	20,658
Amortization - debt discount	5,726	16,267
Change in:
Prepaid expenses	44,388	57,533
Accounts payable and accrued liabilities	87,769	28,169

Net cash used in operating activities	(361,720)	(382,384)

Cash Flows from Financing Activities
Payments on notes payable	(47,195)	(30,498)
Net cash used in financing activities	(47,195)	(30,498)

Net change in cash	(408,915)	(412,882)
Cash, beginning of period	523,988	2,356,348

Cash, end of period	$115,073	$1,943,466

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$1,653	$33,439
Non-Cash Financing Activities
Common stock issued to satisfy liabilities	$8,960	$-

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

	March 31,
	2024	2023
Options	98,158,160	77,158,160
Warrants	105,093,000	132,514,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	45,155,537	45,155,537
Total potentially dilutive shares	248,521,697	254,942,697

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

Consummation of the Exchange is subject to customary conditions, including without limitation, (i) the delivery to the Company by the Member or its designees, if any, of a representation letter attesting to its status as an “accredited investor;” (ii) the delivery to the Company by the Member or its designees, if any, a lock up agreement in the form attached to the Share Exchange Agreement; (iii) the delivery by the Company of lock up agreements, in the form attached to the Share Exchange Agreement, from certain members of the Company’s management; (iv) the delivery to the Company of the required consolidated financial statements, as specified under the Share Exchange Agreement; (v) delivery by the Company to Core Optics of an applicable notice or approval from the OTC Markets that Company’s Common Stock continue to be quoted on the OTCQB after the Closing; and (vi) delivery by the Company and Core Optics of all required consents to consummate all transactions contemplated by the Share Exchange Agreement. Consummation of the Exchange may also be deemed as a fundamental transaction under certain outstanding derivative securities, which could result, among other things, in a mandatory cash redemption payment based on the Black-Scholes value on the outstanding instrument.

The Share Exchange Agreement contains certain termination rights for the Company, Core Optics, and the Member.

The Company and the Core Optics management team are actively working toward a closing date for the merger.  Both parties are engaged in carefully proceeding through standard closing conditions and expect to close the transaction prior to June 30, 2024.

The ability of the Company to continue as a going concern depends on the successful completion of the Company's referenced share exchange agreement with Core Optics, LLC and the ability of the Company, post-merger, to fund the combined entities activities and development of its planned products.

In the event that the referenced share exchange agreement does not close, then the Company intends to continue to raise additional capital through other debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Note 4 – Intangibles

The following table sets forth patents and other intangibles:

	March 31,	December 31,
	2024	2023
Patents	$1,400,000	$1,400,000
Website development costs	12,007	12,007
Accumulated amortization	(608,319)	(587,662)
Net intangible assets	$803,688	$824,345

The patents were obtained with the September 30, 2016 reverse acquisition of the 3DIcon Corporation. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Note 5 – Property, Plant and Equipment

The following table sets forth the tangible assets:

	March 31,	December 31,
	2024	2023
Laboratory equipment	$127,191	$127,191
Accumulated depreciation	(21,385)	(17,425)
Net property, plant and equipment	$105,806	$109,766

The Company’s laboratory equipment primarily consists of assets utilized for synthesis, battery manufacturing, testing and analysis.

Note 6 – Debt

Notes payable and long-term debt consists of the following:

	March 31,	December 31,
	2024	2023
Notes payable:
8.29% Insurance premium finance agreement due June 2024	$48,181	$95,376
Current portion of long term debt	476,075	476,075
Notes payable - current	$524,256	$571,451

Long term debt:
10% promissory note, principal payments start July 2024	$1,485,617	$1,485,617
Less:
Current portion of long term debt	(476,075)	(476,075)
Warrants issued	-	(1,688)
Debt issuance costs	-	(4,038)
Total long term debt	$1,009,542	$1,003,816

8.29% Insurance premium finance agreement, due by June 2024

The Company entered into an insurance financing agreement in August 2023 totaling $156,806. The monthly payments under the agreement are due in ten installments of $16,283. The Company has made payments on the note of $113,979 and $65,131 as of March 31, 2024 and December 31, 2023, respectively.

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due on the 15th day of the 4th anniversary of each advance with the first capital payment due on July 15, 2024. The Promissory Note has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of March 31, 2024, DAF has advanced $2,345,000 with no definitive date or commitment to advance the remaining $155,000. Interest is accrued monthly and paid in advance for the first six months and thereafter interest only payments shall be paid quarterly.

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

There were no warrants issued under the Credit Agreement during the three months ended March 31, 2024 and 2023. The Company amortized $4,038 and $11,929 for prior warrant issue costs during the three months ended March 31, 2024 and 2023, respectively.

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs are being amortized over the life of the debt. The Company amortized $1,688 and $4,337 during the three months ended March 31, 2024 and 2023, respectively.

Interest payments were made to DAF of $0 and $32,765 during the three months ended March 31, 2024 and 2023, respectively.

The following table sets forth the principal payment schedule by year:

Year	Principal payments due
2024	476,075
2025	870,000
2026	139,542
$1,485,617

Note 7 – Equity Incentive Plans

In January 2018, the Company’s 2018 Equity Incentive Plan (the “2018 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2018 EIP shall not exceed fifteen million (15,000,000) shares. The shares are included in a registration statement filed January 2018. There were 0 shares available for issuance under the 2018 EIP as of March 31, 2024.

On September 30, 2021, the Board of Directors approved The Coretec Group, Inc. 2021 Equity Incentive Plan (“2021 EIP”) which covers the potential issuance of 62,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Cash Awards. There were 0 shares available for issuance under the 2021 EIP as of March 31, 2024.

On October 27, 2023, the Board of Directors approved The Coretec Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which covers the potential issuance of 57,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Cash Awards. There were 33,596,776 shares available for issuance under the 2023 EIP as of March 31, 2024.

Note 8 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. Under the exchange agreement, 9,500,000 options have been exchanged for 5,700,000 shares of common stock as of March 31, 2024.

On October 27, 2023 the Board of Directors consented to extend the previous practice of satisfying accrued liabilities of vendors by issuing common stock from the equity incentive plans through September 1, 2024. The number of shares issued to satisfy a liability was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average. The stock issuance, in lieu of cash payment, requires written approval of the Chief Executive Officer. The Company issued 903,224 and 0 shares under this consent for the three months ended March 31, 2024 and 2023, respectively.

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement total 2,814,000 as of March 31, 2024 and December 31, 2023. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. The resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The Company did not issue any new warrants for the three months ended March 31, 2024 and 2023. The following table summarizes the Company’s warrants as of March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2023	120,014,000	$0.0612	2.63
Exercised	(14,921,000)	0.0001
Outstanding, March 31, 2024	105,093,000	$0.0699	2.37	$267,313

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

The Company recognized $0 of stock option expense during the three months ended March 31, 2024 and 2023.

Options Summary

There was no option activity for the three months ended March 31, 2024. The following table summarizes the Company’s options as of March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2023	101,158,160	$0.059
Options exercised	(3,000,000)	0.024
Outstanding, March 31, 2024	98,158,160	$0.060	2.92	$-

Exercisable, March 31, 2024	98,158,160	$0.060	2.92	$-

The following table, based on exercise price, summarizes the Company’s options as of March 31, 2024:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.024	21,000,000	4.57	21,000,000
$0.028	24,000,000	3.54	24,000,000
$0.041	12,500,000	0.35	12,500,000
$0.055	950,000	2.98	950,000
$0.065	1,000,000	1.25	1,000,000
$0.105	38,500,000	2.50	38,500,000
$0.240	208,160	2.96	208,160
Total	98,158,160	2.92	98,158,160

Note 9 – Commitments

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

Rent expense for the wet lab and office operating leases was $14,600 and $13,650 for the years ended March 31, 2024 and 2023, respectively.

Note 10 – Subsequent Events

On April 19, 2024 an investor provided notice of cashless exercise for 13,779,000 of pre-funded warrants with a price per share of $0.0001. The warrant exercise results in an issuance of 13,680,579 common shares.

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

●	Manufacturing, marketing and selling its own products

●	Creating exit strategies such as:

○	The sale of one or more technologies and related IP to the private sector

○	The licensing of and/or sublicensing of one or more technologies and related IP to the private sector

○	Other business transactions, such as mergers, acquisitions and spinoffs

CHS Research & Development

Coretec’s priorities for R&D and commercialization are customer- and market-driven and guided by the needs and specifications of the energy-related industries served. Identified customer- and market-driven opportunities include:

●	Novel silicon-based materials that facilitate “greener” more eco-friendly energy production, including:

○	Lower-cost, longer-life, higher-capacity battery energy storage systems, such as lithium-ion batteries (LiBs), for use in transportation and distributed power-generation systems

○	More aesthetically appealing, lower cost building-integrated photovoltaics (BIPV)

○

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

Recent Developments

On February 12, 2024 an investor provided notice of cashless exercise for 14,921,000 pre-funded warrants with a price per share of $0.0001. The warrant exercise results in an issuance of 14,861,316 common shares.

On March 1, 2024, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Core Optics, LLC, a Virginia limited liability company (“Core Optics”), Core Optics Co., Ltd., a Republic of Korea corporation (“Operating Subsidiary”) and Core SS LLC, a Virginia limited liability company (the “Member”), which Member holds all outstanding membership interests in Core Optics. Pursuant to the Share Exchange Agreement, the closing of which remains subject to the satisfaction of various closing conditions, the Member agreed to sell all of its membership interests in Core Optics to the Company in exchange for the Company’s issuance of (i) Ten Million (10,000,000) shares of Series C Convertible Preferred Stock, par value $0.0002 per share, of the Company (the “Series C Preferred Stock”); and (ii) Seven-Hundred-Five Million Five-Hundred-Sixty-One Thousand Seventy-Six (705,561,076) shares of the Company’s common stock, par value $0.0002 (“Common Stock”), for the Membership Interests so transferred by the Member (the “Exchange”). Upon consummation of the Exchange, Core Optics will be a wholly-owned-direct subsidiary of the Company, Operating Subsidiary will be a wholly-owned-indirect subsidiary of the Company, the combined company will continue to operate under the name The Coretec Group, Inc., the Company’s Common Stock will continue to trade under the ticker symbol “CRTG”, and the Member is expected to beneficially own approximately 80% of the Company’s Common Stock on a fully-diluted basis.

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

The foregoing description of the Share Exchange Agreement is not complete and is qualified in its entirety by reference to the Share Exchange Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

On March 7, 2024 a contractor provided notice of cashless exercise for 3,000,000 stock option grants with a price per share of $0.0235. The option exercise results in an issuance of 1,500,000 common shares.

On April 19, 2024 an investor provided notice of cashless exercise for 13,779,000 of pre-funded warrants with a price per share of $0.0001. The warrant exercise results in an issuance of 13,680,579 common shares.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023.

Revenue

We did not have revenue for the three-month periods ended March 31, 2024 and 2023.

Research and Development Expenses

The research and development expenses were $122,454 and $111,902 for the three months ended March 31, 2024 and 2023, respectively. These costs represent sponsored research, labor, consulting, battery development costs, software, amortization of patent costs, and intangible legal expenses.

The approximate $11,000 expense increase includes an approximate increase of $17,000 in payroll and related labor expenses, an approximate $17,000 increase in laboratory materials and consumables, an approximate $7,000 increase in intellectual property legal costs, an approximate $4,000 increase in consulting expenses, and an approximate $5,000 increase in various supporting expenses. These increases were offset by reductions of approximately $39,000 for battery research cost subcontracting.

General and Administrative Expenses

Our general and administrative expenses were $358,095 for the three months ended March 31, 2024, as compared to $347,194 for the three months ended March 31, 2023.

The approximate $11,000 expense increase includes an approximate increase of $39,000 for legal expenses and an approximate increase of $16,000 for insurance expenses. These increases were offset by an approximate $22,000 decrease in press releases and marketing expenses, an approximate $20,000 decrease in sales and marketing consulting expenses, and an approximate $2,000 decrease in various expenses.

Interest Expense

Interest expense for the three months ended March 31, 2024 was $44,518 as compared to $54,081 for the three months ended March 31, 2023. The approximately $10,000 net decrease was the result of interest charges and amortization costs pursuant to the DAF promissory note terms and conditions.

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

●  Professional fees for accounting and audit; legal services for securities and financing

We had cash of $115,073 at March 31, 2024.

We had negative working capital of $475,618 at March 31, 2024.

During the three months ended March 31, 2024, we used $361,720 of cash for operating activities, a net decrease of $20,664 or 5% compared to the three months ended March 31, 2023.

The net decrease in the use of cash for operating activities was a result of an increase in the net loss of $16,836, a decrease in the amortization and depreciation of $8,955, a decrease in prepaid expenses of $13,145, and an increase in accounts payable and accrued liabilities of $59,600.

During the three months ended March 31, 2024, we used $47,195 of cash for financing activities compared to $30,498 for the three months ended March 31, 2023. The net increase of $16,697 results from an increase in payments on notes payable.

Significant Accounting Policies

There has been no change in the significant accounting policies summarized in our Form 10-K for the year ended December 31, 2023, which was filed on March 21, 2024.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K..

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

10.1	Share Exchange Agreement dated as of March 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on March 6, 2024

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer.

32.2**	Section 1350 Certifications of Chief Financial Officer.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CORETEC GROUP INC.

Date: May 14, 2024	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew L. Hoffman
	Name:	Matthew L. Hoffman
	Title:	Chief Financial Officer