Form 10-Q
period 2024-06-30
CORETEC GROUP INC.
filed 2024-08-14
CIK 1375195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the issuer had 336,738,361 outstanding shares of Common Stock.

PART I

Item 1.	Financial Statements.

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$4,437	$523,988
Prepaid expenses	35,264	132,680
Prepaid warrant repurchase	250,000	-
Total current assets	289,701	656,668
Property and equipment, net	101,846	109,766

Other assets:
Intangibles, net	783,031	824,345
Goodwill	166,000	166,000
Deposits	4,550	4,550
Total other assets	953,581	994,895
Total Assets	$1,345,128	$1,761,329

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$252,462	$75,918
Notes payable, current portion	1,346,075	571,451
Total current liabilities	1,598,537	647,369

Long term debt, net	139,542	1,003,816
Long term debt-related party	250,000	-
Total Liabilities	1,988,079	1,651,185

Stockholders' equity (deficit):
Preferred stock, Series A convertible, $0.0002 par value, 500,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	69	69
Common stock $0.0002 par value, 1,500,000,000 shares authorized; 336,738,361 and 284,104,032 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	67,346	56,819
Additional paid-in capital	18,801,033	18,706,208
Accumulated deficit	(19,511,399)	(18,652,952)
Total Stockholders' Equity (Deficit)	(642,951)	110,144
Total Liabilities and Stockholders' Equity (Deficit)	$1,345,128	$1,761,329

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income:
Revenue	$-	$-

Expenses:
Research and development	59,801	121,445	182,254	233,348
General and administrative	234,753	305,796	592,852	652,990
Interest	39,781	52,849	84,299	106,929
Total expenses	334,335	480,090	859,405	993,267

Other income	111	5,795	958	11,588

Net loss	(334,224)	(474,295)	(858,447)	(981,679)
Loss per share:
Basic and diluted	$(0.001)	$(0.002)	$(0.003)	$(0.004)

Weighted average shares outstanding, basic and diluted	317,074,335	275,885,045	304,971,806	272,378,123

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 and SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2023	345,000	$69	284,104,032	$56,819	$18,706,208	$(18,652,952)	$110,144
Common stock issued for liabilities	-	-	903,224	181	8,779	-	8,960
Warrants exercised	-	-	14,861,316	2,972	(2,972)	-	-
Options exercised	-	-	1,500,000	300	(300)	-	-
Net loss for the period	-	-	-	-	-	(524,223)	(524,223)
Balance March 31, 2024	345,000	$69	301,368,572	$60,272	$18,711,715	$(19,177,175)	$(405,119)

Common stock issued for liabilities	-	-	21,689,210	4,338	92,054	-	96,392
Warrants exercised	-	-	13,680,579	2,736	(2,736)	-	-
Net loss for the period	-	-	-	-	-	(334,224)	(334,224)
Balance June 30, 2024	345,000	$69	336,738,361	$67,346	$18,801,033	$(19,511,399)	$(642,951)

Balance December 31, 2022	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,345,313)	$1,828,320
Net loss for the period	-	-	-	-	-	(507,384)	(507,384)
Balance March 31, 2023	345,000	$69	268,871,202	$53,772	$18,119,792	$(16,852,697)	$1,320,936

Common stock issued for liabilities	-	-	1,804,670	361	17,726	-	18,087
Warrants exercised	-	-	12,500,000	2,500	(1,250)	-	1,250
Net loss for the period	-	-	-	-	-	(474,295)	(474,295)
Balance June 30, 2023	345,000	$69	283,175,872	$56,633	$18,136,268	$(17,326,992)	$865,978

See notes to unaudited condensed consolidated financial statements

THE CORETEC GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,

	2024	2023
Cash Flows from Operating Activities
Net loss	$(858,447)	$(981,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,920	4,746
Amortization - intangibles	41,314	41,315
Amortization - debt discount	5,726	32,532
Change in:
Prepaid expenses	97,416	82,722
Prepaid warrant repurchase	(250,000)	-
Accounts payable and accrued liabilities	281,896	15,531

Net cash used in operating activities	(674,175)	(804,833)

Cash Flows from Investing Activities
Purchases of equipment	-	(41,374)

Cash Flows from Financing Activities
Payments on notes payable	(95,376)	(61,398)
Proceeds from exercised warrants	-	1,250
Proceeds from debt - related party	250,000	-
Net cash provided by (used in) financing activities	154,624	(60,148)

Net change in cash	(519,551)	(906,355)
Cash, beginning of period	523,988	2,356,348

Cash, end of period	$4,437	$1,449,993

Supplemental Disclosure of Cash flow Information
Cash paid during the period for interest	$2,320	$68,359
Non-Cash Financing Activities
Common stock issued to satisfy liabilities	$105,352	$18,087

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

	June 30,
	2024	2023
Options	98,158,160	77,158,160
Warrants	91,314,000	120,014,000
Series A convertible preferred stock	115,000	115,000
Convertible debt	123,280,537	45,155,537
Total potentially dilutive shares	312,867,697	242,442,697

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

On March 1, 2024, the Company entered into a Share Exchange Agreement with Core Optics, LLC, a Virginia limited liability company (“Core Optics”), Core Optics Co., Ltd., a Republic of Korea corporation (“Operating Subsidiary”) and Core SS LLC, a Virginia limited liability company (the “Member”), which Member holds all outstanding membership interests in Core Optics. Pursuant to the Share Exchange Agreement, the closing of which remains subject to the satisfaction of various closing conditions, the Member agreed to sell all of its membership interests in Core Optics to the Company in exchange for the Company’s issuance of certain shares of Series C Convertible Preferred Stock, par value $0.0002 per share, of the Company; and (ii) certain shares of the Company’s common stock, for the Membership Interests so transferred by the Member (the “Exchange”). Upon consummation of the Exchange, Core Optics will be a wholly-owned-direct subsidiary of the Company, Operating Subsidiary will be a wholly-owned-indirect subsidiary of the Company, the combined company will continue to operate under the name The Coretec Group, Inc., the Company’s common stock will continue to trade under the ticker symbol “CRTG”, and the Member is expected to beneficially own approximately 80% of the Company’s common stock on a fully-diluted basis.

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

On June 27, 2024, the Company, Core Optics, the Operating Subsidiary and the Member entered into an amendment to the Share Exchange Agreement (the “Amendment Agreement”). Pursuant to the Amendment Agreement the parties agreed to amend Sections 1.1, 9 and 10 of the Share Exchange Agreement. These amendments are intended to memorialize the understanding between the parties related to the beneficial holding of the combined company, wherein after the successful completion of the Share Exchange, the Member or its designee(s) shall beneficially own approximately 80% of the Company’s Common Stock, on a fully diluted basis, immediately prior to closing and after giving effect to any issuances by the Company. In addition, the parties have agreed to certain additional closing conditions and to extend the final date of the Share Exchange Agreement to July 31, 2024.

On July 31, 2024, the parties have entered into an Amendment No. 2 to the Share Exchange Agreement (“Second Amendment Agreement”), to further extend the final date of the Share Exchange Agreement, as amended, to August 15, 2024. All parties continue to progress to complete certain pre-closing and closing conditions, under the Share Exchange Agreement and the First Amendment Agreement and all transactions contemplated by the Share Exchange Agreement. Consummation of the Exchange may also be deemed as a fundamental transaction under certain outstanding derivative securities, which could result, among other things, in a mandatory cash redemption payment based on the Black-Scholes value on the outstanding instrument.

Consummation of the Exchange is subject to customary conditions, including without limitation, (i) the delivery to the Company by the Member or its designees, if any, of a representation letter attesting to its status as an “accredited investor;” (ii) the delivery to the Company by the Member or its designees, if any, a lock up agreement in the form attached to the Share Exchange Agreement; (iii) the delivery by the Company of lock up agreements, in the form attached to the Share Exchange Agreement, from certain members of the Company’s management; (iv) the delivery to the Company of the required consolidated financial statements, as specified under the Share Exchange Agreement; (v) delivery by the Company to Core Optics of an applicable notice or approval from the OTC Markets that Company’s Common Stock continue to be quoted on the OTCQB after the Closing; and (vi) delivery by the Company and Core Optics of all required consents to consummate the transaction and meet the standard closing conditions. Pursuant to the Amendment Agreement the Exchange also become subject to certain additional closing conditions, including without limitation, (i) waiver by Series A Preferred Stock Holders, (ii) cancellation or waiver of fundamental transaction cash payment terms, (iii) settlement of all accounts of the Company; and (iv) mandatory conversion or settlement of all principal amount and accrued interest on the outstanding DAF Note.

The Share Exchange Agreement contains certain termination rights for the Company, Core Optics, and the Member.

The Company and the Core Optics management team are actively working toward a closing date for the merger.  Both parties are engaged in carefully proceeding fulfill all pre-closing and closing conditions.

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

Note 4 – Intangibles

The following table sets forth patents and other intangibles:

	June 30,	December 31,
	2024	2023
Patents	$1,400,000	$1,400,000
Website development costs	12,007	12,007
Accumulated amortization	(628,976)	(587,662)
Net intangible assets	$783,031	$824,345

The patents were obtained with the September 30, 2016 reverse acquisition of the 3DIcon Corporation. Amortization expense for the next five fiscal years and thereafter is expected to be approximately $80,000 annually through the year ended December 31, 2034.

Note 5 – Property, Plant and Equipment

The following table sets forth the tangible assets:

	June 30,	December 31,
	2024	2023
Laboratory equipment	$127,191	$127,191
Accumulated depreciation	(25,345)	(17,425)
Net property, plant and equipment	$101,846	$109,766

The Company’s laboratory equipment primarily consists of assets utilized for synthesis, battery manufacturing, testing and analysis.

Note 6 – Debt

Notes payable and long-term debt consists of the following:

	June 30,	December 31,
	2024	2023
Notes payable:
8.29% Insurance premium finance agreement due June 2024	$-	$95,376
Current portion of long term debt	1,485,617	476,075
Notes payable - current	$1,485,617	$571,451

Long term debt:
10% promissory note, principal payments start July 2024	$1,346,075	$1,485,617
8% related party promissory note, due December 2025	250,000	-
Less:
Current portion of long term debt	(1,485,617)	(476,075)
Warrants issued	-	(1,688)
Debt issuance costs	-	(4,038)
Total long term debt	$389,542	$1,003,816

8.29% Insurance premium finance agreement, due June 2024

The Company entered into an insurance financing agreement in August 2023 totaling $156,806. The monthly payments under the agreement are due in ten installments of $16,283. The Company has made payments on the note of $113,979 and $65,131 as of June 30, 2024 and December 31, 2023, respectively. The Company paid the balance in full during the quarter ended June 30, 2024.

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

The 10% Promissory Note, in a principal amount of $2,500,000, is due on the 15th day of the 4th anniversary of each advance with the first capital payment due on July 15, 2024. The Promissory Note has attached warrants to subscribe for and purchase 3,000,000 shares of common stock at an exercise price of $0.052 per share. Under the terms of the Credit Agreement, DAF will fund the Promissory Note in sixteen (16) tranches in amounts of $125,000 and $175,000 per month beginning in October 2019. The funding of the Promissory Note is at the discretion of DAF and may differ from the planned schedule. As of June 30, 2024, DAF has advanced $2,345,000 with no definitive date or commitment to advance the remaining $155,000. Interest is accrued monthly and paid in advance for the first six months and thereafter interest only payments shall be paid quarterly.

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

Additionally, under the terms of the Credit Agreement, the Company agreed to pay a commitment fee of 3% of each advance and reimburse DAF for certain expenses in connection with the preparation, interpretation, performance and enforcement of the Credit Agreement. Those costs are being amortized over the life of the debt. The Company amortized $1,688 and $8,674 during the six months ended June 30, 2024 and 2023, respectively.

Interest payments were made to DAF of $0 and $68,359 during the six months ended June 30, 2024 and 2023, respectively.

The following table sets forth the DAF principal payment schedule by year:

Year	Principal payments due
2024	476,075
2025	870,000
2026	139,542
$1,485,617

8.00% Related party promissory note, principal and interest due December 2025

The Company entered into a convertible promissory note on June 18, 2024 with Mr. Keen. The maturity date of the note is 18 months from the date of issuance. Interest on the unpaid principal balance of the note accrues at 8% per annum, payable on maturity. The note is subject to a mandatory conversion provision if the transaction as reported in the form 8K submitted with the SEC on March 6, 2024, is successfully consummated. On closing of such transaction, the note shall automatically and mandatorily convert into common shares, and the note holder shall be issued warrants purchase up to 78,125,000 shares of common stock of the Company at an exercise price of $0.007. The Warrants shall be exercisable for a period of five (5) years from the date of issuance.  Mr. Keen is Co-Chairman of the Board of Directors of the Company.

Note 7 – Equity Incentive Plans

In January 2018, the Company’s 2018 Equity Incentive Plan (the “2018 EIP”) was established. The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the 2018 EIP shall not exceed fifteen million (15,000,000) shares. The shares are included in a registration statement filed January 2018. There were 0 shares available for issuance under the 2018 EIP as of June 30, 2024.

On September 30, 2021, the Board of Directors approved The Coretec Group, Inc. 2021 Equity Incentive Plan (“2021 EIP”) which covers the potential issuance of 62,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, I Performance Share Awards, and (f) Performance Cash Awards. There were 0 shares available for issuance under the 2021 EIP as of June 30, 2024.

On October 27, 2023, the Board of Directors approved The Coretec Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which covers the potential issuance of 57,000,000 shares of common stock, from which various awards may be granted, including but not limited to: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, I Performance Share Awards, and (f) Performance Cash Awards. There were 11,907,566 shares available for issuance under the 2023 EIP as of June 30, 2024.

Note 8 – Common Stock, Preferred Stock, Warrants and Options

Common Stock

On June 8, 2020, the Board of Directors consented to a share exchange agreement with holders of 21,500,000 options awarded on August 7, 2019. The agreement allows for holders to exchange their options for rule 144 common stock at an exchange rate of 0.6 shares per 1 option. Under the exchange agreement, 9,500,000 options have been exchanged for 5,700,000 shares of common stock as of June 30, 2024.

On October 27, 2023 the Board of Directors consented to extend the previous practice of satisfying accrued liabilities of vendors by issuing common stock from the equity incentive plans through September 1, 2024. The number of shares issued to satisfy a liability was determined by the average closing price for the fifteen (15) days prior to conversion at a discount rate of 50% to that fifteen (15) day average. The stock issuance, in lieu of cash payment, requires written approval of the Chief Executive Officer. The Company issued 903,224 and 0 shares under this consent for the six months ended June 30, 2024 and 2023, respectively.

Warrants

Warrants to subscribe for and purchase up to 3,000,000 shares of common stock at an exercise price of $0.052 per share were included under the terms of the DAF Credit Agreement. The warrants will be issued in amounts of 150,000 and 210,000 per month during the funding period. In the event that funding advances deviate from the planned schedule then warrants will be issued pro-rata at 1.2 warrants for every $1 of funding. Warrants granted under the terms of the DAF Credit Agreement total 2,814,000 as of June 30, 2024 and December 31, 2023. The estimated value of the warrants granted monthly, with each advance, is calculated using the Black-Scholes option pricing model. The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the warrant is based on historical exercise behavior and expected future experience. the resulting estimated value of the warrant is used to proportionally allocate the fair value of the debt advance and the fair value of the warrants.

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

Warrants Summary

The Company did not issue any new warrants for the six months ended June 30, 2024. The following table summarizes the Company’s warrants as of June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2023	120,014,000	$0.0612	2.63
Exercised	(28,700,000)	0.0001
Outstanding, June 30, 2024	91,314,000	$0.0805	2.11	$-

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

The Company recognized $0 of stock option expense during the six months ended June 30, 2024 and 2023.

Options Summary

The following table summarizes the Company’s options as of June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2023	101,158,160	$0.059
Options exercised	(3,000,000)	0.024
Outstanding, June 30, 2024	98,158,160	$0.060	2.67	$-

Exercisable, June 30, 2024	98,158,160	$0.060	2.67	$-

The following table, based on exercise price, summarizes the Company’s options as of June 30, 2024:

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.024	21,000,000	4.32	21,000,000
$0.028	24,000,000	3.29	24,000,000
$0.041	12,500,000	0.10	12,500,000
$0.055	950,000	2.73	950,000
$0.065	1,000,000	1.00	1,000,000
$0.105	38,500,000	2.25	38,500,000
$0.240	208,160	2.72	208,160
Total	98,158,160	2.67	98,158,160

Note 9 – Commitments and Contingencies

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

Warrant Purchase Agreement

On June 17, 2024, the Company entered into a Warrant Purchase Agreement with an Investor (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company will purchase from the Investor all outstanding Warrants issued to the Investor, for an aggregate purchase price of $500,000. The Company paid an initial $250,000 to the Investor, included as a prepaid warrant repurchase in the condensed consolidated balance sheet, and has agreed to pay the Investor an additional payment of $250,000, if the Share Exchange transaction is successfully consummated (“Final Payment”). Following the delivery of the Final Payment to the Investors, the Investors will relinquish all rights, title and interest in the Warrants and assign the same to the Company, and the Warrants will be cancelled.

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

Rent expense for the wet lab and office operating leases was $28,100 and $27,300 for the six months ended June 30, 2024 and 2023, respectively; and $13,500 and $13,650 for the three months ended June 30, 2024 and 2023, respectively.

Note 10 – Subsequent Events

Second Amendment to Share Exchange Agreement

As previously disclosed, on March 1, 2024, the Company entered into a Share Exchange Agreement with Core Optics, the Operating Subsidiary and the Member, which Member holds all outstanding membership interests in Core Optics. On June 27, 2024, the Company, Core Optics, the Operating Subsidiary and the Member entered into an Amendment Agreement, pursuant to which Amendment Agreement the parties had agreed to certain amendments to the Share Exchange Agreement, including to extend the final date of the Share Exchange Agreement to July 31, 2024.

On July 31, 2024, the parties entered into the Second Amendment Agreement to further extend the final date of the Share Exchange Agreement, as amended, to August 15, 2024. All parties continue to progress to complete certain pre-closing and closing conditions, under the Share Exchange Agreement and the First Amendment Agreement.

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

Cyclohexasilane Business

The Company’s business model is to identify and commercialize disruptive technologies requiring silicon that serve advanced technology markets. Sources of disruptive technology are often licensed technology created by major universities, institutes, national laboratories and other research centers. Where technology does not already exist, the Company intends to sponsor and jointly develop research with its customers, as well as continue its research in the Company’s lab.

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

On March 1, 2024, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Core Optics, LLC, a Virginia limited liability company (“Core Optics”), Core Optics Co., Ltd., a Republic of Korea corporation (“Operating Subsidiary”) and Core SS LLC, a Virginia limited liability company (the “Member”), which Member holds all outstanding membership interests in Core Optics. Pursuant to the Share Exchange Agreement, as amended by the Amendment Agreement (described below), the closing of which remains subject to the satisfaction of various closing conditions, the Member agreed to sell all of its membership interests in Core Optics to the Company in exchange for the Company’s issuance of (i) certain shares of Series C Convertible Preferred Stock, par value $0.0002 per share, of the Company (the “Series C Preferred Stock”); and (ii) certain shares of the Company’s common stock, par value $0.0002 (“Common Stock”), for the Membership Interests so transferred by the Member (the “Exchange”). Upon consummation of the Exchange, Core Optics will be a wholly-owned-direct subsidiary of the Company, Operating Subsidiary will be a wholly-owned-indirect subsidiary of the Company, the combined company will continue to operate under the name The Coretec Group, Inc., the Company’s Common Stock will continue to trade under the ticker symbol “CRTG”, and the Member is expected to beneficially own approximately 80% of the Company’s Common Stock on a fully-diluted basis.

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

On June 2, 2024, Matthew L. Hoffman resigned as the Chief Financial Officer, Chief Operating Officer and from any and all other positions held by him at The Coretec Group Inc. (the “Company”), effective immediately. Mr. Hoffman’s decision to resign is due to his acceptance of an offer as chief financial officer at another corporation and not due to any disagreement with the Company, the Board of Directors of the Company, or any other member of the Company’s management. On June 6, 2024, Mr. Hoffman was issued 6,208,242 shares under the Company’s 2023 Equity Incentive Plan, in lieu of cash payment for accrued liabilities owed to Mr. Hoffman and for services through the effective date of his resignation. Mr. Hoffman has generously agreed to assist the Company in any transitionary needs on a consultant basis. Mr. Matthew Kappers has taken on the responsibility of Chief Financial Officer upon Mr. Hoffman’s departure.

On June 6, 2024, Mr. Matthew Kappers was issued 8,647,194 shares under the Company’s 2023 Equity Incentive Plan, in lieu of cash payment for accrued liabilities owed to Mr. Kappers and for services through April 30, 2024.

On June 17, 2024, the Company entered into a Warrant Purchase Agreement with an Investor (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company will purchase from the Investor all outstanding Warrants issued to the Investor, for an aggregate purchase price of $500,000. The Company paid an initial $250,000 to the Investor, and has agreed to pay the Investor an additional payment of $250,000, if the Share Exchange transaction is successfully consummated (“Final Payment”). Following the delivery of the Final Payment to the Investors, the Investors will relinquish all rights, title and interest in the Warrants and assign the same to the Company, and the Warrants will be cancelled.

On June 17, 2024, the Board of the Company approved the issuance of an unsecured convertible promissory note, to Victor Keen, a director and affiliate of the Company, in the aggregate principal amount of $250,000 (the “Note”). The maturity date of the Note is 18 months from the date of issuance. Interest on the unpaid principal balance of the Note accrues at 8% per annum, payable on maturity. The Note is subject to a mandatory conversion provision if the transaction as reported in the form 8K submitted with the SEC on March 6, 2024, is successfully consummated. On closing of such transaction, the Note shall automatically and mandatorily convert into, and Mr. Keen shall be issued warrants purchase up to 78,125,000 shares of common stock of the Company at an exercise price equal to $0.007 (which price was negotiated using the approximate average closing price of the Company’s common stock for the ten prior trading days of Mr. Keen’s funding of the Note). The Warrants shall be exercisable for a period of five (5) years from the date of issuance and are attached as an annexure to the Note.

On June 27, 2024, the Company, Core Optics, the Operating Subsidiary and the Member entered into an amendment to the Share Exchange Agreement (the “Amendment Agreement”). Pursuant to the Amendment Agreement the parties have agreed to amend Sections 1.1, 9 and 10 of the Share Exchange Agreement. These amendments are intended to memorialize the understanding between the parties related to the beneficial holding of the combined company, wherein after the successful completion of the Share Exchange, the Member or its designee(s) shall beneficially own approximately 80% of the Company’s Common Stock, on a fully diluted basis, immediately prior to closing and after giving effect to any issuances by the Company. In addition, the parties have agreed to certain additional closing conditions and to extend the final date of the Share Exchange Agreement to July 31, 2024.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023.

Revenue

We did not have revenue for the three-month periods ended June 30, 2024 and 2023.

Research and Development Expenses

The research and development expenses were $59,801 and $121,445 for the three months ended June 30, 2024 and 2023, respectively. These costs represent sponsored research, labor, consulting, battery development costs, software, amortization of patent costs, and intangible legal expenses.

The approximate $61,000 expense decrease includes an approximate decrease of $17,000 in payroll and related labor expenses, an approximate $20,000 decrease in laboratory materials and consumables, an approximate $5,000 increase in intellectual property legal costs, an approximate $10,000 decrease in consulting expenses, and an approximate $16,000 decrease in software and various supporting expenses.

General and Administrative Expenses

Our general and administrative expenses were $234,753 for the three months ended June 30, 2024, as compared to $305,796 for the three months ended June 30, 2023.

The approximate $71,000 expense decrease includes approximate decreases of $39,000 for consulting expenses, $30,000 for payroll related expenses, $41,000 for public relations and news releases, and $5,000 for various administrative expenses. These decreases were offset by approximate increases of $15,000 for insurance expenses and $29,000 for legal expenses.

Interest Expense

Interest expense for the three months ended June 30, 2024 was $39,781 as compared to $52,849 for the three months ended June 30, 2023. The approximately $13,000 net decrease was the result of the  debt issuance costs being fully amortized in the prior quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023.

Revenue

We did not have revenue for the six-month periods ended June 30, 2024 and 2023.

Research and Development Expenses

The research and development expenses were $182,254 and $233,348 for the six months ended June 30, 2024 and 2023, respectively. These costs represent sponsored research, labor, consulting, battery development costs, software, amortization of patent costs, and intangible legal expenses.

The approximate $51,000 expense decrease includes an approximate decrease of $1,000 in payroll and related labor expenses, an approximate $42,000 decrease in laboratory materials and consumables, an approximate $13,000 increase in intellectual property legal costs, an approximate $5,000 decrease in consulting expenses, and an approximate $13,000 decrease in software and various supporting expenses.

General and Administrative Expenses

Our general and administrative expenses were $592,852 for the six months ended June 30, 2024, as compared to $652,990 for the six months ended June 30, 2023.

The approximate $58,000 expense increase includes an approximate increase of $68,000 for legal expenses and an approximate increase of $32,000 for insurance expenses. These increases were offset by an approximate $42,000 decrease in consultants, payroll, payroll related expenses; an approximate $6,000 decrease in travel and meals, and an approximate $1,000 decrease in various expenses.

Interest Expense

Interest expense for the six months ended June 30, 2024 was $84,300 as compared to $106,929 for the six months ended June 30, 2023. The approximately $22,000 net decrease was the result of amortization costs  being fully amortized during the period.

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

●  Professional fees for accounting and audit; legal services for securities and financing

We had cash of $4,437 at June 30, 2024.

We had negative working capital of $1,308,836 at June 30, 2024.

During the six months ended June 30, 2024, we used $674,175 of cash for operating activities, a net decrease of $130,658 or 16% compared to the six months ended June 30, 2023.

The net decrease in the use of cash for operating activities was a result of a decrease in the net loss of $123,232, a decrease in the amortization and depreciation of $23,633, an increase in prepaid expenses of $14,694, an increase in prepaid warrant repurchase of $250,000, and an increase in accounts payable and accrued liabilities of $266,365.

During the six months ended June 30, 2024, we increased $154,624 of cash for financing activities compared to using $60,148 for the six months ended June 30, 2023. The net increase in the use of cash for investing activities of $214,772 was a result of an increase of $248,750 of debt and warrants issued and $33,978 decrease in notes payable.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, management will engage financial consultants and perform additional analysis and other procedures to help address this material weakness. Until remediation actions are fully implemented, and the operational effectiveness of related internal controls are validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Disclosure Controls and Procedures. There has been no change in our disclosure controls and procedures identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE CORETEC GROUP INC.

Date: August 14, 2024	/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Executive Officer

/s/ Matthew J. Kappers
	Name:	Matthew J. Kappers
	Title:	Chief Financial Officer